Form 10-Q
period 1997-09-30
PERVASIVE SOFTWARE INC
filed 1997-11-13
CIK 1042821

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------

                                   FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934



                       Commission file number 000-23043

                            PERVASIVE SOFTWARE INC.
            (Exact name of registrant as specified in its charter)



           DELAWARE                                           74-2693793
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

                   8834 CAPITAL OF TEXAS HIGHWAY, SUITE 300
                              AUSTIN, TEXAS 78759
                   (Address of principal executive offices)

                             --------------------

                                (512) 794-1719
             (Registrant's telephone number, including area code)

                             --------------------

  Indicate by check X whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                (1)     Yes   X    No
                             ---       ---
                (2)     Yes        No   X
                             ---       ---


   As of November 13, 1997 there were 13,257,231 shares of the Registrant's common stock outstanding.

================================================================================

                            PERVASIVE SOFTWARE INC.

                                   FORM 10-Q

                                     INDEX


PART I.    FINANCIAL INFORMATION                                            PAGE
                                                                            ----

Item 1.    Financial Statements.............................................  3

           Condensed Consolidated Balance Sheets at September 30, 1997
            and June 30, 1997...............................................  3

           Consolidated Statements of Operations for the three months ended September 30, 1997 and 1996...............................  4

           Condensed Consolidated Statements of Cash Flows for the
            three months ended September 30, 1997 and 1996..................  5

           Notes to Condensed Consolidated Financial Statements.............  6

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  8


PART II.   OTHER INFORMATION................................................ 23

Item 4.    Submission of Matters to a Vote of Security Holders.............. 23

Item 6.    Exhibits and Reports on Form 8-K................................. 23

SIGNATURES.................................................................. 25

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                            Pervasive Software Inc.
                     Condensed Consolidated Balance Sheets
                                (in thousands)


                                               SEPTEMBER 30, JUNE 30,
                                                   1997       1997
                                               ------------  -------
                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                       $ 2,605    $ 4,058
  Proceeds receivable from initial public
   offering                                        18,600         --
  Trade accounts receivable, net                    3,492      2,803
  Prepaid expenses and other current
   assets                                           1,283        817
                                                  -------    -------
Total current assets                               25,980      7,678
Property and equipment, net                         3,127      2,664
Other assets                                           99        103
                                                  -------    -------
Total assets                                      $29,206    $10,445
                                                  =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable                          $ 1,431    $ 4,058
  Accrued payroll and payroll related
   costs                                              806        517
  Other accrued expenses                            3,219      2,273
  Deferred revenue                                    894      1,267
  Income taxes payable                                126        301
  Deferred royalty payable-Novell                     619        708
                                                  -------    -------
Total current liabilities                           7,095      6,118

Minority interest in subsidiary                       669        695

Redeemable convertible preferred stock                 --      4,026

Stockholders' equity (deficit):
  Convertible preferred stock                          --      3,915
  Common stock                                     25,712        205
  Retained deficit                                 (4,270)    (4,514)
                                                  -------    -------
Total stockholders' equity (deficit)               21,442       (394)
                                                  -------    -------
Total liabilities and stockholders'
 equity (deficit)                                 $29,206    $10,445
                                                  =======    =======

                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)



                                           THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                           ------------------
                                             1997      1996
                                           --------   -------

Revenues                                    $ 7,671   $ 5,090
Costs and expenses:
  Cost of revenues and technical support      1,164       734
  Sales and marketing                         3,112     1,905
  Research and development                    2,251     1,120
  General and administrative                    630       709
                                            -------   -------
Total costs and expenses                      7,157     4,468
                                            -------   -------
Operating income                                514       622

  Interest and other income (expense), net      (19)       17
                                            -------   -------

Income before income taxes and minority
 interest                                       495       639

  Provision for income taxes                   (146)     (164)
  Minority interest in earnings of
   subsidiary, net of tax                       (19)      (17)
                                            -------   -------
Net income                                  $   330   $   458
                                            =======   =======

Net income per share                        $  0.02   $  0.03
                                            =======   =======
Shares used in computing net income per
 share                                       13,562    13,299
                                            =======   =======

                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 -----------------
                                                   1997      1996
                                                 -------    ------
CASH FROM OPERATING ACTIVITIES
Net income                                       $   330    $  458
  Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
     Depreciation and amortization                   293       133
     Other non cash items                             69       158
     Change in current assets and
      liabilities:
       (Increase) decrease in trade accounts
        receivable                                  (790)      261
       (Increase) decrease in prepaid expenses
        and other current assets                    (251)       21
       Increase in accounts payable and
        accrued liabilities                          307       101
       Increase (decrease) in deferred revenue      (373)      459
       Increase (decrease) in income taxes
        payable                                     (165)      164
                                                 -------    ------
Net cash provided by (used in)
 operating activities                               (580)    1,755

CASH FROM INVESTING ACTIVITIES
  Purchase of property and equipment                (757)     (264)
  Increase in other assets                            (3)       --
                                                 -------    ------
Net cash used in investing activities               (760)     (264)

CASH FROM FINANCING ACTIVITIES
  Payment of royalty to Novell                       (98)     (149)
  Proceeds from exercise of stock options            117        --
                                                 -------    ------
Net cash provided by (used in)
 financing activities                                 19      (149)

Effect of exchange rate on cash and
 cash equivalents                                   (132)      (68)
                                                 -------    ------

Increase (decrease) in cash and cash
 equivalents                                      (1,453)    1,274

Cash and cash equivalents at beginning
 of period                                         4,058     2,739
                                                 -------    ------
Cash and cash equivalents at end of
 period                                          $ 2,605    $4,013
                                                 =======    ======

                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997

1.   GENERAL AND BASIS OF FINANCIAL STATEMENTS

  The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the "Company" or "Pervasive"). All material intercompany accounts and transactions have been eliminated in consolidation.

  The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented.

  These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended June 30, 1997, which are contained in the Company's Registration Statement on Form S-1 (File No. 333-32199). The results of operations for the three months ended September 30, 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2.   INITIAL PUBLIC OFFERING

  On September 25, 1997 the Company completed an initial public offering in which the Company sold 2,000,000 shares of common stock for net proceeds to the Company of $18.6 million, before deducting expenses of the offering. In addition, stockholders of the Company sold 2,000,000 shares in the offering plus 500,000 shares upon subsequent exercise of an option granted to the underwriters for over-allotments. The shares sold by the Company and selling shareholders represented approximately 35% of the outstanding shares of the Company. The net offering proceeds were received from the underwriters on October 1, 1997 and have been recorded as "Proceeds receivable from initial public offering" in the Condensed Consolidated Balance Sheet at September 30, 1997.

3.   REDEEMABLE CONVERTIBLE PREFERRED STOCK AND UNAUDITED STOCKHOLDER'S EQUITY

  Upon closing of the initial public offering, each outstanding share of the Company's Series A, B and C Convertible Preferred Stock and Redeemable Convertible Preferred Stock was automatically converted into one share of common stock of the Company resulting in the issuance of 9,713,132 shares of common stock. Unaudited stockholders' equity as of September 30, 1997 is adjusted for the conversion of the preferred stock as set forth in the accompanying Condensed Consolidated Balance Sheet.

4.   EARNINGS PER SHARE

  Net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from convertible preferred stock (using the "as if-converted" method) and from stock options (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common stock and common equivalent shares issued by the Company during the 12-month period prior to the offering have been included in the calculation (using the treasury stock method) as if they were outstanding for all periods presented regardless of whether they are dilutive.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (Statement 128), which is required to be adopted for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share, the calculation of which excludes the dilutive effect of common stock equivalents. The adoption of Statement 128 is expected to result in a basic earnings per share of $0.16 and $2.09 for the three months ended September 30, 1997 and September 30, 1996, respectively. Compared to earnings per share as currently presented, the adoption of Statement 128 results in an increase of $0.14 and $2.06 per share for the three months ended September 30, 1997 and September 30, 1996, respectively. There is no impact on the fully diluted earnings per share calculation for the periods presented.

PERVASIVE SOFTWARE INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The statements contained in this filing which are not purely historical statements are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. Forward looking statements include statements regarding anticipated or expected financial trends such as fluctuations in revenues, costs and expenses, strategies with respect to international expansion, projected hiring needs, market opportunities and competition. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statements. Actual results could differ materially from the Company's current expectations. Factors and risks that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors that May Affect Future Results," and the factors and risks discussed in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission and effective as of September 25, 1997 (File. No. 333-32199) and other reports filed from time to time with the Securities and Exchange Commission.

OVERVIEW

     Pervasive is a leading provider of embedded database software designed to enable the cost-effective development, deployment and support of low-maintenance, packaged client/server applications. The Company markets and sells its products through indirect channels by targeting both independent software vendors ("ISVs") who build packaged client/server applications and value added resellers ("VARs") who recommend and sell applications to end users.

     The Company derives its revenues primarily from shrink wrap licenses through ISVs, VARs and distributors and from OEM license agreements with ISVs. Additionally, the Company generates revenues from user count upgrades as well as from upgrades to client/server environments from single workstation or peer-to-peer environments. Shrink wrap license fees depend on both the user count of the license and whether the license is for the Company's client- or server-based products. The Company's OEM licensing program offers ISVs volume discounts and specialized technical support, training and consulting in exchange for embedding the Company's products in packaged applications and paying to the Company a royalty based on sales of the applications.

     Revenues are generally recognized from the license of software upon the later of shipment or when all significant vendor obligations have been satisfied. Revenues related to agreements involving nonrefundable fixed minimum license fees are generally recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties in excess of a fixed minimum amount are recognized as revenues when such amounts are reported to the Company. The Company operates with virtually no order backlog because its software products are shipped shortly after orders are received, which makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. The Company enters into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. The Company reserves for the cost of estimated sales returns, stock rotation and price protection rights, as well as for uncollectable accounts based on experience.

     Although the Company's revenues have increased in recent periods, there can be no assurance that the Company's revenues will grow in future periods, that they will grow at past rates, or that the Company will remain profitable on a quarterly or annual basis in the future. Substantially all of the Company's revenues to date have been attributable to the sale and license of its Btrieve and Scalable SQL products, and these products are currently expected to account for substantially all of the Company's revenues for the foreseeable future. The Company's future operating results are dependent upon continued market acceptance of its Btrieve and Scalable SQL products and enhancements to these products. Consequently, a decline in the demand for, or market acceptance of, the Company's Btrieve and Scalable SQL products as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors that May Affect Future Results."

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in the Company's consolidated statements of operations:


                                                    Three Months Ended
                                                       September 30,
                                                      --------------
                                                      1997      1996
                                                      ----      ----
Revenues..........................................    100%      100%

Costs and expenses:
        Cost of revenues and technical support....     15        14
        Sales and marketing.......................     41        38
        Research and development..................     29        22
        General and administrative................      8        14
                                                      ---       ---
Total costs and expenses..........................     93        88
                                                      ---       ---
Operating income..................................      7        12
        Interest and other income, net............      -         -
                                                      ---       ---
Income before income taxes and minority
 interest.........................................      7        12
        Provision for income taxes................     (2)       (3)
        Minority interest in earnings of
         subsidiary...............................     (1)        -
                                                      ---       ---
Net income........................................      4%        9%
                                                      ===       ===

Revenues

     The Company's revenues increased to $7.7 million for the three months ended September 30, 1997, an increase of 51% over the $5.1 million reported for the comparable period in the prior fiscal year. The increase in the Company's revenues was attributable primarily to increased market acceptance of the Company's products, principally licenses of the Company's software operating on Windows NT and other Microsoft operating systems, and expansion of its world-wide sales organization. Although the Company's revenues have increased in recent periods, there can be no assurance that revenues will grow in future periods, that they will grow at past rates or that the Company will remain profitable on a quarterly or annual basis in the future.

     Licenses of the Company's software operating on Windows NT or other Microsoft operating systems increased to approximately 39% of the Company's revenues in the three months ended September 30, 1997 from approximately 29% in the comparable period in the prior year. Licenses of the Company's software operating on NetWare represented approximately 56% and 66% of the Company's revenues in the three months ended September 30, 1997 and 1996, respectively. The Company believes that the increase in the percentage of revenues attributable to licenses of the Company's products operating on Windows NT and other Microsoft operating systems is due to both the increased market acceptance of the Company's products operating on Microsoft platforms and to the increased market penetration of Microsoft platforms relative to other operating systems. The Company expects that the percentages of its revenues attributable to licenses of its software operating on particular platforms will continue to change from time to time and there can be no assurance that the Company's revenues attributable to licenses of its software operating on Windows NT, or any other operating system platform, will grow in the future, or at all.

     International revenues, consisting of all revenues from customers located outside of North America, were $3.2 million and $1.6 million for the three months ended September 30, 1997 and 1996, representing 42% and 31% of total revenues, respectively. The increase in dollar amount was primarily attributable to expansion of the Company's international sales organization, particularly in Europe. The Company believes that revenues from international markets represent a significant opportunity and expects that international revenues may account for an increasing portion of its revenues in the future as the Company expands internationally, primarily in Europe and Japan, but also in other areas of the world. See "Risk Factors that May Affect Future Results -- Risks Associated with International Sales and Operations."

Costs and Expenses

     Cost of Revenues and Technical Support. Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for the Company's shrink wrap software products and the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase. Cost of revenues and technical support was $1.2 million and $700,000 in the three months ended September 30, 1997 and 1996, representing 15% and 14% of revenues, respectively. The increase in cost of revenues and technical support was attributable to increased sales volume, increased technical support personnel in the U.S. and the establishment of a European support center. The Company anticipates that cost of revenues and technical support will continue to increase in dollar amount as the Company incurs higher support costs with the expansion of international operations and that such costs could vary as a percentage of revenues relative to fiscal 1997.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses were $3.1 million and $1.9 million in the three months ended September 30, 1997 and 1996, representing 41% and 38% of revenues, respectively. The increase in dollar amounts was primarily attributable to increased costs associated with hiring additional sales and marketing personnel and increased infrastructure costs associated with foreign sales office expansion. The Company expects that sales and marketing expenses will continue to increase in dollar amount as the Company continues to hire additional sales and marketing personnel, increase lead generation activities and expand its international operations. Sales and marketing expenses are likely to continue to fluctuate as a percentage of revenues due to the timing of costs associated with new product releases and international expansion.

     Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.3 million and $1.1 million in the three months ended September 30, 1997 and 1996, representing 29% and 22% of revenues, respectively. The increases, both in dollar amount and as a percentage of revenues are primarily due to the increased hiring of, and contracting with, additional research and development personnel. The Company anticipates that it will continue to devote substantial resources to research and development and that such expenses will continue to increase in dollar amount.

     Research and development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods, and, accordingly, the Company charged all software development costs to research and development expenses.

     General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of the Company's finance, human resources, information systems and administrative departments. General and administrative expenses were $630,000 and $709,000 in the three months ended September 30, 1997 and 1996, representing 8% and 14% of revenues, respectively. General and administrative expenses decreased as a percentage of revenue primarily because of significant revenue growth that outpaced general and administrative expenditures. The Company believes that its general and administrative expenses will increase in dollar amount in fiscal 1998 as the Company's administrative staff expands to support its growing world-wide operations and as a result of an increase in expense associated with being a public company.

     Provision for Income Taxes. The estimated effective tax rates for the three months ended September 30, 1997 and 1996 were 30% and 26%, respectively. The tax provision for fiscal 1997 consisted of federal, state and foreign taxes on current income and foreign withholding, offset by the benefit from partial release of the Company's valuation allowance recorded against its net deferred tax asset. The increase in the estimated effective tax rate for fiscal 1998 is primarily due to increased foreign taxes associated with the Company's increased operations overseas. The

Company expects its effective tax rate to increase after fiscal 1998 once the Company's deferred tax asset is fully realized.

LIQUIDITY AND CAPITAL RESOURCES

     On September 25, 1997 the Company completed an initial public offering in which the Company sold 2,000,000 shares of common stock for net proceeds to the Company of $18.6 million, before deducting expenses of the offering. The offering proceeds were received from the underwriters on October 1, 1997.

     Cash used in operations was $580,000 for the three months ended September 30, 1997 as compared with cash generated from operations of $1.8 million for the comparable period in the prior fiscal year. The decrease in cash generated resulted primarily from increases in accounts receivable and decreases in deferred revenue during the respective periods.

     To date, the Company's investing activities have consisted primarily of capital expenditures totaling approximately $757,000 and $264,000 in the three months ended September 30, 1997 and 1996, respectively, to acquire equipment, mainly computer hardware and software, for the Company's growing employee base. The Company expects that its capital expenditures will increase as the Company's employee base grows. At September 30, 1997, the Company did not have any material commitments for capital expenditures.

     At September 30, 1997, the Company had $2.6 million in cash and cash equivalents and $18.9 million in working capital. The Company has a $2.0 million revolving line of credit and a $2.0 million equipment line with a bank, but has at no time borrowed under such lines. The Company has granted a first priority security interest in substantially all of its tangible assets as security for its obligations under its credit lines.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this Report on Form 10-Q, the following risk factors should be considered in evaluating the Company and its business.

LIMITED OPERATING HISTORY; MARGINAL PROFITABILITY; FUTURE OPERATING RESULTS UNCERTAIN

     The Company was founded in January 1994. Accordingly, the Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to improve its products. Although the Company has been profitable for the six most recent fiscal quarters, this profitability has been marginal and, except for the quarters ended September 30, 1994 and December 31, 1994, the Company incurred net losses in each quarter from inception through the quarter ended March 31, 1996 and as of September 30, 1997, the Company had an accumulated deficit of approximately $4.3 million. The Company's operating losses and marginal profitability have been due in part to the commitment of significant resources to the Company's technical support, research and development and sales and marketing organizations. The Company expects to continue to devote substantial resources to these areas and as a result will need to recognize significant quarterly revenues to maintain profitability. In particular, the Company intends to hire a significant number of sales and research and development personnel in fiscal 1998 and beyond, which the Company believes is required if the Company is to achieve significant revenue growth in the future. Although the Company's revenues have increased in recent periods, there can be no assurance that the Company's revenues will grow in future periods, that they will grow at past rates or that the Company will remain profitable on a quarterly or annual basis in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OPERATING RESULTS SUBJECT TO SIGNIFICANT FLUCTUATIONS; SEASONALITY

     The Company's quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly in the future due to a variety of factors, such as demand for the Company's products, the size and timing of significant orders and their fulfillment, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, changes in pricing policies by the Company or its competitors, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis, changes in the Company's level of operating expenses, budgeting cycles of its customers, product life cycles, software defects and other product quality problems, the Company's ability to attract and retain qualified personnel, changes in the Company's sales incentive plans, changes in the mix of domestic and international revenues, the level of international expansion, foreign currency exchange rate fluctuations, performance of indirect channel partners, changes in the mix of indirect channels through which the Company's products are offered, the impact of acquisitions of competitors and indirect channel partners, the Company's ability to control costs and general domestic and international economic and political conditions. The Company operates with virtually no order backlog because its software products are shipped shortly after orders are received, which makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. As a result, if orders in the first month or two of a quarter fall short of expectations, it is unlikely that the Company will be able to meet its revenue targets for that quarter. In addition, the Company is substantially reliant upon indirect sales channels over which the Company has little or no control. Moreover, the Company's expense levels are based to a significant extent on the Company's expectations of future revenues and therefore are relatively fixed in the short term. If revenue levels are below expectations, operating results are likely to be adversely and disproportionately affected because only a small portion of the Company's expenses vary with its revenues.

     The Company's business has experienced and is expected to continue to experience seasonal customer buying patterns. In recent years, the Company has had relatively stronger demand for its products during the quarters ending December 31 and June 30 and demand has been relatively weaker in the quarters ending March 31 and September 30. The Company believes that this pattern may continue. To the extent international operations constitute a greater percentage of the Company's revenues in future periods, the Company anticipates the effect of seasonal buying patterns on the Company's business could be more pronounced in subsequent periods as a result of reduced sales activity in Europe and Japan during the summer months.

     Based upon all of the factors described above, the Company believes that its quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its operating results are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indications of future performance. The Company has limited ability to forecast future revenues, and it is likely that in some future quarter the Company's operating results will be below the expectations of public securities analysts and investors. In the event that operating results are below expectations, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON INDIRECT SALES CHANNEL; DISTRIBUTOR CONCENTRATION

     The Company derives substantially all of its revenues from its indirect sales channel, consisting of ISVs, VARs, system integrators, consultants and distributors. The Company has invested, and intends to continue to invest, significant resources to develop this channel, which could adversely affect the Company's operating margins. There can be no assurance that the Company will be able to attract additional indirect channel partners that will be able to market and support the Company's products. In addition, many of the Company's indirect channel partners offer competing product lines. Therefore, there can be no assurance that any of the Company's current indirect channel partners will continue to represent or recommend the Company's products. Further, the inability to recruit new indirect channel partners, or the loss of, or a significant reduction in revenues from, any particular indirect channel partner could materially adversely affect the Company's business, operating results and financial condition.

     Some of the Company's ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of the Company's revenues. In the three months ended September 30, 1997 and 1996, two distributors accounted for a combined 22% and 29% of revenues, respectively. The Company expects that it will continue to be dependent upon a limited number of distributors for a significant portion of its revenues in future periods and such distributors are expected to vary from period to period. The loss of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the inability to replace the distributor on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such distributor concentration.

SIGNIFICANT COMPETITION

     The market for the Company's products is intensely competitive and subject to rapid change. The Company primarily encounters competition from large, public companies, including Microsoft Corporation ("Microsoft"), Oracle Corporation ("Oracle"), Informix Corporation ("Informix"), Sybase, Inc. ("Sybase") and International Business Machines Corporation ("IBM"). Each of these companies offers database products competitive with the Company's products. In particular, Sybase offers a small memory footprint database software product, SQL Anywhere, which directly competes with the Company's Scalable SQL product. In addition, because there are relatively low barriers to entry in the software market, the Company may encounter additional competition from other established and emerging companies. Most of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than the Company, significantly greater name recognition and a large installed base of customers. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than can the Company. There is also a substantial risk that announcements of competing products by large competitors could result in the cancellation of customer orders in anticipation of the introduction of such new products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and which may limit the Company's ability to sell its products through particular distribution partners. Accordingly, new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. The Company also expects that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

RELIANCE ON INSTALLED BASE

     In connection with the acquisition of certain software and related technology from Novell in April 1994, the Company entered into a license agreement permitting, among other things, the then-current version of Btrieve to be reproduced and distributed on a royalty-free basis as part of or together with current and future versions of any Novell products, including Novell's NetWare operating system ("NetWare"). The Company derives significant revenues from upgrade sales into the NetWare installed base and sales of the Company's software operating on NetWare represented approximately 56% of the Company's revenues in the three months ended September 30, 1997. As a result, sales of the Company's products have been and will continue to be influenced by the market acceptance of NetWare. NetWare faces substantial competition from other operating systems, including Microsoft's Windows NT, which the Company believes has a large and growing share of the worldwide market for client/server operating systems. If sales of NetWare decrease, Novell discontinues NetWare or discontinues bundling Btrieve with NetWare or if ISVs, VARs or their end users migrate to competing client/server operating system platforms, and the Company is not able to substantially increase sales of its products that run on competing client/server operating systems, the Company's business, operating results and financial condition would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCT CONCENTRATION

     Substantially all of the Company's revenues to date have been attributable to the sale and license of its Btrieve and Scalable SQL products, and these products are currently expected to account for substantially all of the Company's revenues for the foreseeable future. The Company's future operating results are dependent upon continued market acceptance of its Btrieve and Scalable SQL products and enhancements to these products. Consequently, a decline in the demand for, or market acceptance of, the Company's Btrieve and Scalable SQL products as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON CONTINUED GROWTH OF THE MARKET FOR CLIENT/SERVER APPLICATIONS AND EMBEDDED DATABASES

     Although demand for client/server applications and embedded databases has grown in recent years, this market is still emerging and there can be no assurance that it will continue to grow or that, even if the market does grow, organizations will continue to adopt the Company's products. The Company has spent, and intends to continue to spend, considerable resources educating potential customers about the Company's embedded database products and the packaged client/server applications market generally. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance. The rate at which organizations have adopted the Company's products has varied significantly by market and by product within each market, and the Company expects to continue to experience such variations with respect to its target markets and products in the future. There can be no assurance that the market for the Company's products will continue to develop or that the Company's products will be widely accepted. Additionally, there can be no assurance that the market for client/server and other applications in which the Company's products are embedded will continue to grow. If the markets for the Company's products or the applications in which they are embedded fail to develop, or develop more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS

     The market for the Company's products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to continue to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. As a result of the complexities inherent in client/server computing environments and the performance demanded by customers for embedded databases, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on the Company's business, operating results and financial condition. The Company has experienced delays in the past in the release of new products and new product enhancements. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products or that the Company's new products and product enhancements will achieve market acceptance.

RISK OF SOFTWARE DEFECTS

     Software products as complex as those offered by the Company may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. The Company has in the past discovered software errors in certain of its new products after their introduction. There can be no assurance that, despite testing by the Company, defects and errors will not be found in current versions, new versions or enhancements of its products after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than three years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the latest versions of Btrieve and Scalable SQL are designed to be Year 2000 compliant, an earlier release of Scalable SQL is not Year 2000 compliant. There can be no assurance that the Company's software products that are designed to be Year 2000 compliant contain all necessary date code changes.

     The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 issues could cause a significant number of companies, including current Company customers, to reevaluate their current software needs, and as a result switch to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

PRODUCT LIABILITY

     Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. The Company has not experienced any material product liability claims to date; however, the sale and support of the Company's products may entail the risks of such claims, which may be substantial in light of the use of the Company's products in business-critical applications. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results and financial condition.

MANAGEMENT OF CHANGING BUSINESS

     The Company has recently experienced a period of significant revenue growth and an expansion in the number of its employees, the scope of its operating and financial systems and geographic area of its operations. In particular, the Company had a total of 182 employees at September 30, 1997, as compared to 109 at September 30, 1996. This growth has resulted in new and increased responsibilities for management and has placed a strain upon the Company's financial and other resources. The Company expects that planned expansion of international operations will lead to increased financial and administrative demands, such as increased operational complexity associated with expanded facilities, administrative burdens associated with managing an increasing number of relationships with foreign partners and expanded treasury functions to manage foreign currency risks. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, further develop its sales channels to penetrate different and broader markets and expand its support organization to accommodate growth in the Company's installed base. The failure of the Company to manage its expansion effectively could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS

     The Company anticipates that for the foreseeable future a significant portion of its revenues will be derived from sources outside North America and the Company intends to continue expanding its sales and support operations internationally. In order to successfully expand international sales, the Company must establish additional foreign operations, expand its international sales channel management and support organizations, hire additional personnel, customize its products for local markets, recruit additional international resellers and increase the productivity of existing international resellers. To the extent that the Company is unable to do so in a timely and cost-effective manner, the Company's sales growth internationally, if any, will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. Even if the Company is able to successfully expand its international operations there can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     The Company's international operations are generally subject to a number of risks, including costs of customizing products for foreign countries, protectionist laws and business practices favoring local competition, dependence on local vendors, compliance with multiple, conflicting and changing government laws and regulations, longer sales cycles, greater difficulty or delay in accounts receivable collection, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, foreign currency exchange rate fluctuations and the associated effects on product demand, multiple and conflicting tax laws and regulations and political and economic instability. To date, a majority of the Company's revenues and costs have been denominated in U.S. dollars. However, the Company believes that in the future, an increasing portion of the Company's revenues and costs will be denominated in foreign currencies. Although the Company may from time to time undertake foreign exchange hedging transactions to reduce its foreign currency transaction exposure, the Company does not currently attempt to eliminate all foreign currency transaction exposure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends to a significant extent upon the efforts of Ron R. Harris, the Company's President and Chief Executive Officer, and other key management, sales and marketing, technical support and research and development personnel, none of whom are bound by an employment contract. The loss of key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its continuing ability to attract and retain highly skilled managerial, sales and marketing, technical support and research and development personnel. Like other software companies, the Company faces intense competition for such personnel, and the Company has at times experienced and continues to experience difficulty in recruiting qualified personnel. There can be no assurance that the Company will be successful in attracting, assimilating and retaining additional qualified personnel in the future. The loss of the services of one or more of the Company's key individuals, or the failure to attract and retain additional qualified personnel, could have a material adverse effect on the Company's business, operating results and financial condition.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT; USE OF LICENSED TECHNOLOGY

     The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company licenses its database software products primarily under "shrink wrap" licenses (i.e., licenses included as part of the product packaging). Shrink wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package. However, the Company believes that such measures afford only limited protection. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the copyrights and trade secrets owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. Embedded software products, like those offered by the Company, can be especially susceptible to software piracy. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the U.S.

     The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers increasingly will be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to either license the infringed or similar technology or develop alternative technology on a timely basis, the Company's business, operating results and financial condition could be materially adversely affected.

     The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in its products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated which could materially adversely affect the Company's business, operating results and financial condition.

VOLATILITY OF STOCK PRICE

     The market price of the Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's revenues and operating results, announcements of technological innovations, new or enhanced products by the Company or its competitors, developments with respect to copyrights or proprietary rights, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, changes in financial estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the securities of technology companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against the company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

CONTROL OF COMPANY BY OFFICERS, DIRECTORS AND FIVE PERCENT STOCKHOLDERS

     As of November 13, 1997, the executive officers, directors, five percent or greater stockholders and their affiliates in the aggregate beneficially owned approximately 63.9% of the Common Stock. As a result, acting together these stockholders will be able to exercise effective control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

ANTI-TAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW

     The Company's Restated Certificate of Incorporation and Bylaws contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions: authorizing the issuance of "blank check" preferred stock; establishing advance notice requirements for stockholder nominations for elections to the Board of Directors or for proposing matters that can be acted upon at stockholders' meetings; eliminating the ability of stockholders to act by written consent; requiring super-majority voting to approve certain amendments to the Restated Certificate of Incorporation; limiting the persons who may call special meetings of stockholders; and providing for a Board of Directors with staggered, three-year terms. In addition, certain provisions of Delaware law and the Company's 1997 Stock Incentive Plan (the "1997 Plan") may also have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In connection with the initial public offering of the Company (the "IPO"), the Company mailed an Action by Written Consent (the "Consent") on or about August 12, 1997 to its holders of Preferred Stock and on or about August 22, 1997 to its holders of Common Stock.

The Company's stockholders approved the following matters contained in the
Consent:

        (a) The filing of a Restated Certificate of Incorporation upon the closing of the Company's IPO.

        (b) The form Indemnification Agreement for the Company's executive officers and directors.

        (c)  The Company's 1997 Stock Incentive Plan

        (d)  The Employee Stock Purchase Plan.

Consents representing all of the shares of the Company's Preferred Stock (9,713,132 shares) and 836,250 of the 1,447,024 shares of the Company's Common Stock outstanding as of July 31, 1997 were received by the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits under Item 601 of Regulation S-K

             3.1*   Restated Certificate of Incorporation
             3.2*   Bylaws of the Company
             4.1*   Reference is made to Exhibits 3.1, 3.2 and 4.3
             4.2*   Specimen Common Stock certificate
             4.3*   Investors' Rights Agreement dated April 19, 1995, between
                    the Company and the investors named therein
             10.1*  Form of Indemnification Agreement
             10.2*  1997 Stock Incentive Plan
             10.3*  Employee Stock Purchase Plan
             10.4*  First Amended and Restated 1994 Incentive Plan
             10.5*  Amendment and Restatement of Credit Agreement dated March
                    31, 1997 between the Company and Texas Commerce Bank
                    National Association
             10.6*  Lease Agreement dated October 5, 1994 between the Company and Colina West Limited

             10.7* First Amendment to Lease Agreement dated September 8, 1995 between the Company and Colina West Limited
             10.8* Sublease Agreement dated December 10, 1996 between the Company and Reynolds, Loeffler & Dowling, P.C.
             10.9* Joint Venture Agreement dated March 26, 1995 between the Company and Novell Japan, Ltd., AG Tech Corporation and Empower Ltd.
             11.1   Computation of Earnings Per Share
             27.1   Financial Data Schedule

             *Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

        (b)  Reports on Form 8-K

             No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1997                        PERVASIVE SOFTWARE INC.
                                                (Registrant)



                                                By: /s/ James R. Offerdahl
                                                   ---------------------------
                                                    James R. Offerdahl
                                                      Vice President of Finance
                                                       and Administration and
                                                       Chief Financial Officer
                                                       (Duly Authorized Officer
                                                       and Principal Financial
                                                       Officer)

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER                  DESCRIPTION

        3.1*            Restated Certificate of Incorporation
        3.2*            Bylaws of the Company
        4.1*            Reference is made to Exhibits 3.1, 3.2 and 4.3
        4.2*            Specimen Common Stock certificate
        4.3*            Investors' Rights Agreement dated April 19, 1995,
                        between the Company and the investors named therein
        10.1*           Form of Indemnification Agreement
        10.2*           1997 Stock Incentive Plan
        10.3*           Employee Stock Purchase Plan
        10.4*           First Amended and Restated 1994 Incentive Plan
        10.5*           Amendment and Restatement of Credit Agreement dated
                        March 31, 1997 between the Company and Texas Commerce
                        Bank National Association
        10.6*           Lease Agreement dated October 5, 1994 between the
                        Company and Colina West Limited
        10.7*           First Amendment to Lease Agreement dated September 8,
                        1995 between the Company and Colina West Limited
        10.8*           Sublease Agreement dated December 10, 1996 between the
                        Company and Reynolds, Loeffler & Dowling, P.C.
        10.9*           Joint Venture Agreement dated March 26, 1995 between
                        the Company and Novell Japan, Ltd., AG Tech Corporation and Empower Ltd.
        11.1            Computation of Earnings Per Share
        27.1            Financial Data Schedule


         * Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).