Form 10-Q/A
period 1997-09-30
PERVASIVE SOFTWARE INC
filed 1998-02-17
CIK 1042821

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------

                                  FORM 10-Q/A


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

                             REASON FOR AMENDMENT

The purpose of this amendment of the Form 10Q for the quarter ended September 30, 1997 is to correct a typographical error in the presentation of trade accounts payable at June 30, 1997 as reflected in the Condensed Consolidated Balance Sheets for at September 30, 1997 and June 30, 1997. This amendment is being filed to correct this typographical error and does not effect any other line item in the original 10Q filing for the quarter ended September 30, 1997.

                            PERVASIVE SOFTWARE INC.

                                  FORM 10-Q/A

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


PART II.   OTHER INFORMATION................................................ 23

Item 4.    Submission of Matters to a Vote of Security Holders.............. 23

Item 6.    Exhibits and Reports on Form 8-K................................. 23

SIGNATURES.................................................................. 25

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                            Pervasive Software Inc.
                     Condensed Consolidated Balance Sheets
                                (in thousands)


                                               SEPTEMBER 30, JUNE 30,
                                                   1997       1997
                                               ------------  -------
                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                       $ 2,605    $ 4,058
  Proceeds receivable from initial public
   offering                                        18,600         --
  Trade accounts receivable, net                    3,492      2,803
  Prepaid expenses and other current
   assets                                           1,283        817
                                                  -------    -------
Total current assets                               25,980      7,678
Property and equipment, net                         3,127      2,664
Other assets                                           99        103
                                                  -------    -------
Total assets                                      $29,206    $10,445
                                                  =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable                          $ 1,431    $ 1,052
  Accrued payroll and payroll related
   costs                                              806        517
  Other accrued expenses                            3,219      2,273
  Deferred revenue                                    894      1,267
  Income taxes payable                                126        301
  Deferred royalty payable-Novell                     619        708
                                                  -------    -------
Total current liabilities                           7,095      6,118

Minority interest in subsidiary                       669        695

Redeemable convertible preferred stock                 --      4,026

Stockholders' equity (deficit):
  Convertible preferred stock                          --      3,915
  Common stock                                     25,712        205
  Retained deficit                                 (4,270)    (4,514)
                                                  -------    -------
Total stockholders' equity (deficit)               21,442       (394)
                                                  -------    -------
Total liabilities and stockholders'
 equity (deficit)                                 $29,206    $10,445
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

Date:  February 17, 1998                        PERVASIVE SOFTWARE INC.
                                                (Registrant)



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