Form 10-Q
period 1997-12-31
PERVASIVE SOFTWARE INC
filed 1998-02-17
CIK 1042821

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q



[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997


                                       OR


[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



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

                               -------------------

                                 (512) 794-1719
              (Registrant's telephone number, including area code)

                               -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                (1)          Yes    X                No
                                  -----                 -----
                (2)          Yes    X                No
                                  -----                 -----

     As of February 12, 1998 there were 13,223,631 shares of the Registrant's common stock outstanding.


================================================================================

                             PERVASIVE SOFTWARE INC.

                                    FORM 10-Q

                                      INDEX


PART I.       FINANCIAL INFORMATION                                        PAGE
                                                                           ----

Item 1.       Financial Statements.......................................... 3

              Condensed Consolidated Balance Sheets at December 31, 1997
              and June 30, 1997............................................. 3

              Condensed Consolidated Statements of Operations for the three and six months ended December 31, 1997 and 1996............... 4

              Condensed Consolidated Statements of Cash Flows for the
              six months ended December 31, 1997 and 1996 .................. 5

              Notes to Condensed Consolidated Financial Statements.......... 6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................... 8


PART II.      OTHER INFORMATION.............................................24

Item 5.       Other Information.............................................24

Item 6.       Exhibits and Reports on Form 8-K..............................24

SIGNATURES .................................................................26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Pervasive Software Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)


                                              DECEMBER 31,      JUNE 30,
                                                 1997            1997
                                             --------------  --------------
                                              (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                  $     20,497    $      4,058
   Trade accounts receivable, net                    3,949           2,803
   Prepaid expenses and other current assets         1,221             817
                                             --------------  --------------
Total current assets                                25,667           7,678

Property and equipment, net                          3,189           2,664
Other assets                                           120             103
                                             --------------  --------------
Total assets                                  $     28,976    $     10,445
                                             ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Trade accounts payable                     $        946    $      1,052
   Accrued payroll and payroll related costs           884             517
   Other accrued expenses                            2,513           2,273
   Deferred revenues                                 1,305           1,267
   Income taxes payable                                334             301
   Deferred royalty payable--Novell                    501             708
                                             --------------  --------------
Total current liabilities                            6,483           6,118

Minority interest in subsidiary                        642             695

Redeemable convertible preferred stock                --             4,026

Stockholders' equity (deficit):
   Convertible preferred stock                        --             3,915
   Common stock                                     25,692             205
   Retained deficit                                 (3,841)         (4,514)
                                             --------------  --------------
Total stockholders' equity (deficit)                21,851            (394)
                                             --------------  --------------
Total liabilities and stockholders' equity
   (deficit)                                  $     28,976    $     10,445
                                             ==============  ==============


                             See accompanying notes.

                             Pervasive Software Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)


                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  DECEMBER 31,                    DECEMBER 31,
                                                        ------------------------------  ------------------------------
                                                              1997            1996            1997            1996
                                                        --------------  --------------  --------------  --------------

Revenues                                                 $      8,470    $      5,676    $     16,141    $     10,766
Costs and expenses:
   Cost of revenues and technical support                       1,230             744           2,394           1,478
   Sales and marketing                                          3,520           2,481           6,632           4,386
   Research and development                                     2,292           1,204           4,543           2,324
   General and administrative                                     791             715           1,421           1,424
                                                        --------------  --------------  --------------  --------------
Total costs and expenses                                        7,833           5,144          14,990           9,612
                                                        --------------  --------------  --------------  --------------
Operating income                                                  637             532           1,151           1,154

   Interest and other income, net                                 218              25             199              42
                                                        --------------  --------------  --------------  --------------

Income before income taxes and minority interest                  855             557           1,350           1,196

   Provision for income taxes                                    (258)           (144)           (404)           (308)
   Minority interest in earnings of subsidiary,
     net of tax                                                   (22)            (23)            (41)            (40)
                                                        --------------  --------------  --------------  --------------
Net income                                               $        575    $        390    $        905    $        848
                                                        ==============  ==============  ==============  ==============

Basic earnings per share                                 $       0.04    $       0.48    $       0.12    $       1.64
                                                        ==============  ==============  ==============  ==============

Diluted earnings per share                               $       0.04    $       0.03    $       0.06    $       0.06
                                                        ==============  ==============  ==============  ==============


                             See accompanying notes.

                             Pervasive Software Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                            SIX MONTHS ENDED
                                                                               DECEMBER 31,
                                                                          ----------------------
                                                                             1997        1996
                                                                          ----------  ----------

CASH FROM OPERATING ACTIVITIES
   Net income                                                              $    905    $    848
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                            631         291
       Other non cash items                                                     127         219
       Change in current assets and liabilities:
         Increase in trade accounts receivable                               (1,349)       (342)
         Increase in prepaid expenses and other current assets                 (365)        (22)
         Increase in accounts payable and accrued liabilities                   543       1,098
         Increase in deferred revenue                                            48         323
         Increase in income taxes payable                                        64         308
                                                                          ----------  ----------
Net cash provided by operating activities                                       604       2,723


CASH FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                        (1,162)       (690)
   Increase in other assets                                                     (31)       --
                                                                          ----------  ----------
 Net cash used in investing activities                                       (1,193)       (690)

CASH FROM FINANCING ACTIVITIES
   Payment of royalty to Novell                                                (224)       (265)
   Proceeds from issuance of stock, net of issuance costs                    17,545         112
                                                                          ----------  ----------
 Net cash provided by (used in) financing activities                         17,321        (153)

Effect of exchange rate on cash and cash equivalents                           (293)        (37)
                                                                          ----------  ----------
Increase in cash and cash equivalents                                        16,439       1,843

Cash and cash equivalents at beginning of period                              4,058       2,739
                                                                          ----------  ----------
Cash and cash equivalents at end of period                                 $ 20,497    $  4,582
                                                                          ==========  ==========


                             See accompanying notes.

                             PERVASIVE SOFTWARE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


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

     These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended June 30, 1997, which are contained in the Company's Registration Statement on Form S-1 (File No. 333-32199). The results of operations for the three month and six month periods ended December 31, 1997 and 1996 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2.   INITIAL PUBLIC OFFERING

     On September 25, 1997 the Company completed an initial public offering in which the Company sold 2,000,000 shares of common stock for net proceeds to the Company of $17.5 million, after deducting expenses of the offering. In addition, stockholders of the Company sold 2,000,000 shares in the offering plus 500,000 shares upon subsequent exercise of an option granted to the underwriters for over-allotments. The shares sold by the Company and selling stockholders represented approximately 35% of the outstanding shares of the Company. The net offering proceeds were received from the underwriters on October 1, 1997.

3.   REDEEMABLE CONVERTIBLE PREFERRED STOCK AND UNAUDITED STOCKHOLDER'S EQUITY

     Upon closing of the initial public offering, each outstanding share of the Company's Series A, B and C Convertible Preferred Stock and Redeemable Convertible Preferred Stock was automatically converted into one share of common stock of the Company resulting in the issuance of 9,713,132 shares of common stock.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
                                    CONTINUED


4.   EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaced "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. In February of 1998, the SEC issued Staff Accounting Bulletin 98 ("SAB 98"), which, among other things, addresses earnings per share computations in an initial public offering. All weighted average share and earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 and SAB 98 requirements.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                      Three Months Ended   Six Months Ended
                                                                         December 31,         December 31,
                                                                   --------------------  --------------------
                                                                      1997       1996       1997       1996
                                                                   ---------- ---------- ---------- ----------
Numerator:
       Net income                                                   $    575   $    390   $    905   $    848
                                                                   ========== ========== ========== ==========

Denominator:
       Denominator for basic earnings per share -  weighted
         average shares                                               13,236        817      7,681        518

       Effect of dilutive securities:
        Convertible preferred shares                                    --        9,713      4,593      9,713
        Employee stock options                                         1,947      2,556      2,039      2,813
                                                                   ---------- ---------- ---------- ----------
        Potentially dilutive common shares                             1,947     12,269      6,632     12,526
                                                                   ---------- ---------- ---------- ----------
    Denominator for diluted earnings per share -
         adjusted weighted average shares and assumed conversions     15,183     13,086     14,313     13,044
                                                                   ========== ========== ========== ==========
Basic earnings per share                                            $   0.04   $   0.48   $   0.12   $   1.64
                                                                   ========== ========== ========== ==========
Diluted earnings per share                                          $   0.04   $   0.03   $   0.06   $   0.06
                                                                   ========== ========== ========== ==========

5.   RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1997, the AICPA issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning July 1, 1998. The Company has not yet assessed what the impact of the SOP will be on its fiscal 1999 financial statements.

PERVASIVE SOFTWARE INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The statements contained in this filing which are not purely historical statements are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. Forward looking statements include statements regarding projected product demand and product shipment dates, anticipated or expected financial trends such as fluctuations in revenues, costs and expenses, strategies with respect to international expansion, projected hiring needs, market opportunities and competition. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statements. Actual results could differ materially from the Company's current expectations. Factors and risks that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors that May Affect Future Results," and the factors and risks discussed in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission and effective as of September 25, 1997 (File No. 333-32199) and other reports filed from time to time with the Securities and Exchange Commission.

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

     On February 9, 1998, the Company announced the introduction of Pervasive.SQL(TM), an enhanced database software product that enables packaged client/server applications to simultaneously access a single database engine with both high volume transactional processing and industry-standard SQL capabilities. Pervasive.SQL delivers increased performance, simplified installation and maintenance, low cost of ownership and compatibility with existing Btrieve(R) and Scalable SQL(TM)-based applications. Initial shipments of Pervasive.SQL are anticipated during the quarter ended March 31, 1998.

     Prior to the release of Pervasive.SQL, the Company derived substantially all of its revenues from the license of its Btrieve and Scalable SQL products. The Company expects that its future operating results will become increasingly dependent upon market acceptance of its recently announced Pervasive.SQL product and anticipates that revenues from the license of Btrieve and Scalable SQL will decrease accordingly. The pace and timing of market acceptance of Pervasive.SQL is largely dependent upon factors such as the product development cycles of ISVs and VARs who embed the Company's products into third party packaged software applications. As a result, the Company expects to continue to derive the majority of its revenues from the license of Btrieve and Scalable SQL in the near term and there can be no assurance as to whether or when Pervasive.SQL will achieve market acceptance. A low demand for, or low or delayed market acceptance of the Company's Pervasive.SQL product as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors that May Affect Future Results."

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in the Company's consolidated statements of operations:

                                                   Three Months Ended Six Months Ended
                                                      December 31,       December 31,
                                                    ---------------   ---------------
                                                     1997     1996     1997     1996
                                                    ------   ------   ------   ------
Revenues .........................................   100%     100%     100%     100%

Costs and expenses:
       Cost of revenues and technical support ....    15       13       15       14
       Sales and marketing .......................    42       44       41       41
       Research and development ..................    27       21       28       21
       General and administrative ................     9       13        9       13
                                                    ------   ------   ------   ------
Total costs and expenses .........................    93       91       93       89
                                                    ------   ------   ------   ------
Operating income .................................     7        9        7       11
       Interest and other income, net ............     3       --        1       --
                                                    ------   ------   ------   ------
Income before income taxes and minority interest..    10        9        8       11
       Provision for income taxes ................    (3)      (2)      (2)      (3)
       Minority interest in earnings of subsidiary    --       --       --       --
                                                    ======   ======   ======   ======
Net income .......................................     7%       7%       6%       8%
                                                    ======   ======   ======   ======

Revenues

     The Company's revenues increased to $8.5 million in the three months ended December 31, 1997, an increase of 49% over the $5.7 million reported for the comparable period in the prior fiscal year. Revenues in the six months ended December 31, 1997 were $16.1 million, representing a 50% increase over the $10.8 million reported for the comparable period in the prior fiscal year. The increase in the Company's revenues was attributable primarily to increased market acceptance of the Company's products, principally licenses of the Company's software operating on Windows NT, and expansion of its world-wide sales organization. Although the Company's revenues have increased in recent periods, there can be no assurance that revenues will grow in future periods, that they will grow at past rates or that the Company will remain profitable on a quarterly or annual basis in the future.

     Licenses of the Company's software operating on Windows NT or other Microsoft operating systems increased to approximately 46% of the Company's revenues in the three months ended December 31, 1997 from approximately 35% in the comparable period in the prior year. These same licenses represented 43% of the Company's revenues in the six months ended December 31, 1997 compared to 32% in the comparable period in the prior year. Licenses of the Company's software operating on NetWare represented approximately 49% and 57% of the

Company's revenues in the three months ended December 31, 1997 and 1996, respectively. In the six months ended December 31, 1997, NetWare licenses represented 52% of the Company's revenues compared to 61% in the comparable period in the prior year. The Company believes that the increase in the percentage of revenues attributable to licenses of the Company's products operating on Windows NT and other Microsoft operating systems is due both to increased market acceptance of the Company's products operating on Microsoft platforms and to the increased market penetration of Microsoft platforms relative to other operating systems. The Company expects that the percentages of its revenues attributable to licenses of its software operating on particular platforms will continue to change from time to time and there can be no assurance that the Company's revenues attributable to licenses of its software operating on Windows NT, or any other operating system platform, will grow in the future, or at all.

     International revenues, consisting of all revenues from customers located outside of North America, were $3.3 million and $2.1 million in the three months ended December 31, 1997 and 1996, representing 38% and 37% of total revenues, respectively. International revenues were $6.5 million and $3.7 million in the six months ended December 31, 1997 and 1996, representing 40% and 34% of total revenues, respectively. The increase in dollar amount was primarily attributable to expansion of the Company's international sales organization, particularly in Europe. The Company believes that revenues from international markets represent a significant opportunity and expects that international revenues may account for an increasing portion of its revenues in the future as the Company expands internationally, primarily in Europe and Japan, but also in other areas of the world. See "Risk Factors That May Affect Future Results - Risks Associated with International Sales and Operations."

     Effective January 1, 1998, the Company combined its Inside Sales and Strategic Sales organizations in order to consolidate its worldwide sales efforts. Gordon A. (Casey) Leaman, formerly Vice President, International Sales, was named Vice President, Worldwide Sales and will assume responsibility over the Company's domestic and international sales organizations. Robert J. Adams, Jr., who has served as Vice President, Marketing and Inside Sales, was named Vice President, Worldwide Marketing and will assume responsibility over the Company's domestic and international marketing organization.

Costs and Expenses

     Cost of Revenues and Technical Support. Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for the Company's shrink wrap software products and the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase. Cost of revenues and technical support was $1.2 million and $744,000 in the three months ended December 31, 1997 and 1996, representing 15% and 13% of revenues, respectively. Cost of revenues and technical support was $2.4 million and $1.5 million in the six months ended December 31, 1997 and 1996 representing 15% and 14% of revenues, respectively. The increase in cost of revenues and technical support was attributable to increased sales volume and increased technical support personnel in the U.S. and in Europe. The Company anticipates that cost of revenues and technical support will continue to increase in dollar amount as the Company incurs higher support costs with the expansion of international operations and that such costs could vary as a percentage of revenues relative to fiscal 1997.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses were $3.5 million and $2.5 million in the three months ended December 31, 1997 and 1996, representing 42% and 44% of revenues, respectively. Sales and marketing expenses were $6.6 million and $4.4 million in the six months ended December 31, 1997 and 1996, representing 41% of revenues in both periods. The increase in dollar amounts was primarily attributable to increased costs associated with hiring additional sales and marketing personnel and increased infrastructure costs associated with foreign sales office expansion. The Company expects that sales and marketing expenses will continue to increase in dollar amount as the Company begins to promote Pervasive.SQL, continues to hire additional sales and marketing personnel, increase lead generation activities and expand its international operations. Sales and marketing expenses are likely to continue to fluctuate as a percentage of revenues due to the timing of costs associated with new product releases and international expansion.

     Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.3 million and $1.2 million in the three months ended December 31, 1997 and 1996, representing 27% and 21% of revenues, respectively. Research and development expenses were $4.5 million and $2.3 million in the six months ended December 31, 1997 and 1996, representing 28% and 21% of revenues, respectively. The increases, both in dollar amount and as a percentage of revenues are primarily due to the increased hiring of, and contracting with, additional research and development personnel. The Company anticipates that it will continue to devote substantial resources to research and development and that such expenses will continue to increase in dollar amount.

     Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods, and, accordingly, the Company charged all software development costs to research and development expenses.

     General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of the Company's finance, human resources, information systems and administrative departments. General and administrative expenses were $791,000 and $715,000 in the three months ended December 31, 1997 and 1996, representing 9% and 13% of revenues, respectively. General and administrative expenses were $1.4 million and $1.4 million in the six months ended December 31, 1997 and 1996, representing 9% and 13% of revenues, respectively. General and administrative expenses decreased as a percentage of revenue primarily because of significant revenue growth that outpaced general and administrative expenditures. The Company believes that its general and administrative expenses will increase in dollar amount in fiscal 1998 as the Company's administrative staff expands to support its growing world-wide operations and as a result of an increase in expense associated with being a public company.

     Provision for Income Taxes. The estimated effective tax rates for both the three and six month periods ended December 31, 1997 and 1996 were 30% and 26%, respectively. The tax provision for fiscal 1997 consisted of federal, state and foreign taxes on current income and foreign withholding, offset by the benefit from partial release of the Company's valuation allowance recorded against its net deferred tax asset. The increase in the estimated effective tax rate for fiscal 1998 is primarily due to increased foreign taxes associated with the Company's increased operations overseas. The Company expects its effective tax rate to increase after fiscal 1998 once the Company's deferred tax asset is fully realized.

LIQUIDITY AND CAPITAL RESOURCES

     On September 25, 1997 the Company completed an initial public offering in which the Company sold 2,000,000 shares of common stock for net proceeds to the Company of $17.5 million, after deducting expenses of the offering. The offering proceeds were received from the underwriters on October 1, 1997.

     Cash provided by operations was $604,000 for the six months ended December 31, 1997 as compared with $2.7 million for the comparable period in the prior fiscal year. The decrease in cash generated by operations resulted primarily from increases in accounts receivable consistent with the increased sales volume during the six months ended December 31, 1997.

     To date, the Company's investing activities have consisted primarily of capital expenditures totaling approximately $1.2 million and $690,000 in the six months ended December 31, 1997 and 1996, respectively, to acquire equipment, mainly computer hardware and software, for the Company's growing employee base. The Company expects that its capital expenditures will increase as the Company's employee base grows. At December 31, 1997, the Company did not have any material commitments for capital expenditures.

     At December 31, 1997, the Company had $20.5 million in cash and cash equivalents and $19.2 million in working capital. The Company has a $2.0 million revolving line of credit, but has at no time borrowed under such line. The Company has granted a first priority security interest in substantially all of its tangible assets as security for its obligations under its credit line.

     RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this Report on Form 10-Q, the following risk factors should be considered in evaluating the Company and its business.

LIMITED OPERATING HISTORY; MARGINAL PROFITABILITY; FUTURE OPERATING RESULTS UNCERTAIN

     The Company was founded in January 1994. Accordingly, the Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to improve its products. Although the Company has been profitable for the seven most recent fiscal quarters, this profitability has been marginal and, except for the quarters ended September 30, 1994 and December 31, 1994, the Company incurred net losses in each quarter from inception through the quarter ended March 31, 1996 and as of December 31, 1997, the Company had an accumulated deficit of approximately $3.8 million. The Company's operating losses and marginal profitability have been due in part to the commitment of significant resources to the Company's technical support, research and development and sales and marketing organizations. The Company expects to continue to devote substantial resources to these areas and as a result will need to recognize significant quarterly revenues to maintain profitability. In particular, the Company intends to hire a significant number of sales and research and development personnel in fiscal 1998 and beyond, which the Company believes is required if the Company is to achieve significant revenue growth in the future. Although the Company's revenues have increased in recent periods, there can be no assurance that the Company's revenues will grow in future periods, that they will grow at past rates or that the Company will remain profitable on a quarterly or annual basis in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON NEW PRODUCT RELEASE; PRODUCT CONCENTRATION

     Prior to the release of Pervasive.SQL, the Company derived substantially all of its revenues from the license of its Btrieve and Scalable SQL products. The Company expects that its future operating results will become increasingly dependent upon market acceptance of its recently announced Pervasive.SQL product and anticipates that revenues from the license of Btrieve and Scalable SQL will decrease accordingly. The pace and timing of market acceptance of Pervasive.SQL is largely dependent upon factors such as the product development cycles of ISVs and VARs who embed the Company's products into third party packaged software applications. As a result, the Company expects to continue to derive the majority of its revenues from the license of Btrieve and Scalable SQL in the near term and there can be no assurance as to whether or when Pervasive.SQL will achieve market acceptance. A low demand for, or low or delayed market acceptance of the Company's Pervasive.SQL product as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

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

     Some of the Company's ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of the Company's revenues. In the six months ended December 31, 1997 and 1996, two distributors accounted for a combined 22% and 28% of revenues, respectively. The Company expects that it will continue to be dependent upon a limited number of distributors for a significant portion of its revenues in future periods and such distributors are expected to vary from period to period. The loss of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the inability to replace the distributor on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such distributor concentration.

SIGNIFICANT COMPETITION

     The market for the Company's products is intensely competitive and subject to rapid change. The Company primarily encounters competition from large, public companies, including Microsoft Corporation ("Microsoft"), Oracle Corporation ("Oracle"), Informix Corporation ("Informix"), Sybase, Inc. ("Sybase") and International Business Machines Corporation ("IBM"). Each of these companies offers database products competitive with the Company's products. In particular, Sybase offers a small memory footprint database software product, SQL Anywhere, which directly competes with the Company's Pervasive.SQL and Scalable SQL products. In addition, because there are relatively low barriers to entry in the software market, the Company may encounter additional competition from other established and emerging companies. Most of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than the Company, significantly greater name recognition and a large installed base of customers. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than can the Company. There is also a substantial risk that announcements of competing products by large competitors could result in the cancellation of customer orders in anticipation of the introduction of such new products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and which may limit the Company's ability to sell its products through particular distribution partners. Accordingly, new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. The Company also expects that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

RELIANCE ON INSTALLED BASE

     In connection with the acquisition of certain software and related technology from Novell in April 1994, the Company entered into a license agreement permitting, among other things, the then-current version of Btrieve to be reproduced and distributed on a royalty-free basis as part of or together with current and future versions of any Novell products, including Novell's NetWare operating system ("NetWare"). The Company derives significant revenues from upgrade sales into the NetWare installed base and sales of the Company's software operating on NetWare represented approximately 52% of the Company's revenues in the six months ended December 31, 1997. As a result, sales of the Company's products have been and will continue to be influenced by the market acceptance of NetWare. NetWare faces substantial competition from other operating systems, including Microsoft's Windows NT, which the Company believes has a large and growing share of the worldwide market for client/server operating systems. If sales of

NetWare decrease, Novell discontinues NetWare or discontinues bundling Btrieve with NetWare or if ISVs, VARs or their end users migrate to competing client/server operating system platforms, and the Company is not able to substantially increase sales of its products that run on competing client/server operating systems, the Company's business, operating results and financial condition would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON CONTINUED GROWTH OF THE MARKET FOR CLIENT/SERVER APPLICATIONS AND EMBEDDED DATABASES

     Although demand for client/server applications and embedded databases has grown in recent years, this market is still emerging and there can be no assurance that it will continue to grow or that, even if the market does grow, organizations will continue to adopt the Company's products. The Company has spent, and intends to continue to spend, considerable resources educating potential customers about the Company's embedded database products and the packaged client/server applications market generally. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance. The rate at which organizations have adopted the Company's products has varied significantly by market and by product within each market, and the Company expects to continue to experience such variations with respect to its target markets and products in the future. There can be no assurance that the market for the Company's products will continue to develop or that the Company's existing, newly introduced or future products will be widely accepted. Additionally, there can be no assurance that the market for client/server and other applications in which the Company's products are embedded will continue to grow. If the markets for the Company's products or the applications in which they are embedded fail to develop, or develop more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

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

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

     Although the latest versions of Btrieve, Scalable SQL and Pervasive.SQL are designed to be Year 2000 compliant, an earlier release of Scalable SQL was not Year 2000 compliant. There can be no assurance that the Company's software products that are designed to be Year 2000 compliant contain all necessary date code changes. In addition, third party packaged client/server applications in which the Company's products are embedded, or for which the Company's products are separately licensed may not be Year 2000 compliant which may have an adverse impact on demand for the Company's products. As a result, the Company may incur increased expenses in migration issues for such customers.

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

     The Company has performed an initial evaluation if its internal information systems, including hardware and software purchased from third parties, for Year 2000 compliance. Although this initial evaluation did not reveal material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems.

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

MANAGEMENT OF CHANGING BUSINESS

     The Company has recently experienced a period of significant revenue growth and an expansion in the number of its employees, the scope of its operating and financial systems and geographic area of its operations. In particular, the Company had a total of 189 employees at December 31, 1997, as compared to 124 at December 31, 1996. This growth has resulted in new and increased responsibilities for management and has placed a strain upon the Company's financial and other resources. The Company expects that planned expansion of international operations will lead to increased financial and administrative demands, such as increased operational complexity associated with expanded facilities, administrative burdens associated with managing an increasing number of relationships with foreign partners and expanded treasury functions to manage foreign currency risks. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, further develop its sales channels to penetrate different and broader markets and expand its support organization to accommodate growth in the Company's installed base. The failure of the Company to manage its expansion effectively could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

CONTROL OF COMPANY BY OFFICERS, DIRECTORS AND FIVE PERCENT STOCKHOLDERS

     As of February 12, 1998 the executive officers, directors, five percent or greater stockholders and their affiliates in the aggregate beneficially owned approximately 64.1% of the Common Stock. As a result, acting together these stockholders will be able to exercise effective control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

          Effective January 1, 1998, the Company combined its Inside Sales and Strategic Sales organizations in order to consolidate its worldwide sales efforts. Gordon A. (Casey) Leaman, formerly Vice President, International Sales, was named Vice President, Worldwide Sales and will assume responsibility over the Company's domestic and international sales organizations. Robert J. Adams, Jr., who has served as Vice President, Marketing and Inside Sales, was named Vice President, Worldwide Marketing and will assume responsibility over the Company's domestic and international marketing organization.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

          *Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

      (b) Reports on Form 8-K

          No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 17, 1998               PERVASIVE SOFTWARE INC.
                                       (Registrant)



                                       By: /s/ JAMES R. OFFERDAHL
                                          -------------------------------------
                                          James R. Offerdahl
                                            Vice President of Finance and
                                            Administration and Chief Financial
                                            Officer (Duly Authorized Officer
                                            and Principal Financial Officer)

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