Form 10-Q
period 1998-03-31
PERVASIVE SOFTWARE INC
filed 1998-05-15
CIK 1042821

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -----------------------------------------

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                   -----------------------------------------

                                 (512) 794-1719
              (Registrant's telephone number, including area code)

                   -----------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

               (1)  Yes     X          No
                        ----------        ----------
               (2)  Yes     X          No
                        ----------        ----------


  As of May 15, 1998 there were 13,367,051 shares of the Registrant's common stock outstanding.

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

                                   FORM 10-Q

                                     INDEX



PART I.  FINANCIAL INFORMATION                                           PAGE
                                                                         ----

Item 1.  Financial Statements............................................. 3

         Condensed Consolidated Balance Sheets at March 31, 1998 and
         June 30, 1997.................................................... 3

         Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 1998 and 1997.................... 4

         Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1998 and 1997............................. 5

         Notes to Condensed Consolidated Financial Statements............. 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................ 8


PART II. OTHER INFORMATION................................................26

Item 6.  Exhibits and Reports on Form 8-K.................................26

SIGNATURES................................................................27

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            Pervasive Software Inc.
                     Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                                          MARCH 31,                 JUNE 30,
                                                                             1998                     1997
                                                                     -----------------        -----------------
                                                                         (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                                           $           5,726       $            4,058
 Marketable securities                                                          14,596                      -
 Trade accounts receivable, net                                                  4,813                    2,803
 Prepaid expenses and other current assets                                       1,503                      817
                                                                     -----------------        -----------------
Total current assets                                                            26,638                    7,678
Property and equipment, net                                                      3,435                    2,664
Other assets                                                                       505                      103
                                                                     -----------------        -----------------
Total assets                                                         $          30,578        $          10,445
                                                                     =================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Trade accounts payable                                              $           1,611        $           1,052
 Accrued payroll and payroll related costs                                       1,185                      517
 Other accrued expenses                                                          2,470                    2,273
 Deferred revenues                                                               1,617                    1,267
 Income taxes payable                                                              307                      301
 Deferred royalty payable--Novell                                                  327                      708
                                                                     -----------------        -----------------
Total current liabilities                                                        7,517                    6,118

Minority interest in subsidiary                                                    360                      695

Redeemable convertible preferred stock                                             -                      4,026

Stockholders' equity (deficit):
 Convertible preferred stock                                                       -                      3,915
 Common stock                                                                   25,858                      205
 Retained deficit                                                               (3,157)                  (4,514)
                                                                     -----------------        -----------------
Total stockholders' equity (deficit)                                            22,701                     (394)
                                                                     -----------------        -----------------
Total liabilities and stockholders' equity (deficit)                 $          30,578        $          10,445
                                                                     =================        =================

                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)


                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                  MARCH 31,                                 MARCH 31,
                                                  ---------------------------------------    --------------------------------------
                                                          1998                  1997                 1998                 1997
                                                  -----------------     -----------------    -----------------    -----------------
Revenues                                          $           9,744     $           6,418    $          25,885    $          17,184
Costs and expenses:
 Cost of revenues and technical support                       1,277                   861                3,671                2,339
 Sales and marketing                                          4,243                 2,651               10,875                7,037
 Research and development                                     2,511                 1,691                7,054                4,015
 General and administrative                                     795                   672                2,216                2,096
                                                  -----------------     -----------------    -----------------    -----------------
Total costs and expenses                                      8,826                 5,875               23,816               15,487
                                                  -----------------     -----------------    -----------------    -----------------
Operating income                                                918                   543                2,069                1,697

 Interest and other income, net                                 190                    16                  389                   58
                                                  -----------------     -----------------    -----------------    -----------------

Income before income taxes and minority interest              1,108                   559                2,458                1,755

 Provision for income taxes                                    (277)                 (143)                (681)                (451)

 Minority interest in earnings of subsidiary,
  net of tax                                                    (17)                  (44)                 (58)                 (84)

                                                  -----------------     -----------------    -----------------    -----------------
Net income                                        $             814     $             372    $           1,719    $           1,220
                                                  =================     =================    =================    =================
Basic earnings per share                          $            0.06     $            0.36    $            0.18    $            1.78
                                                  =================     =================    =================    =================
Diluted earnings per share                        $            0.05     $            0.03    $            0.11    $            0.09
                                                  =================     =================    =================    =================

                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)


                                                                                                  NINE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                    ------------------------------------------
                                                                                            1998                     1997
                                                                                    ------------------       -----------------
CASH FROM OPERATING ACTIVITIES
 Net income                                                                                   $  1,719                 $ 1,220
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                 1,012                     500
   Other non cash items                                                                            335                     309
   Change in current assets and liabilities:
     Increase in trade accounts receivable                                                      (2,348)                   (575)
     Increase in prepaid expenses and other current assets                                        (618)                    (21)
     Increase in accounts payable and accrued liabilities                                        1,436                   1,861
     Increase (decrease) in deferred revenue                                                       350                    (260)
     Increase in income taxes payable                                                               35                      85
                                                                                    ------------------       -----------------
Net cash provided by operating activities                                                        1,921                   3,119

CASH FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                                             (1,769)                 (1,276)
 Purchase of marketable securities                                                             (14,596)                      -
 Purchase of Smithware, Inc., net of cash acquired                                                (333)                      -
 Purchase of minority interest                                                                    (266)                      -
 Increase in other assets                                                                          (29)                      -
                                                                                    ------------------       -----------------
Net cash used in investing activities                                                          (16,993)                 (1,276)

CASH FROM FINANCING ACTIVITIES
 Payment of royalty to Novell                                                                     (403)                   (265)
 Proceeds from issuance of stock, net of issuance costs                                         17,552                     152
                                                                                    ------------------       -----------------
Net cash provided by (used in) financing activities                                             17,149                    (113)

Effect of exchange rate on cash and cash equivalents                                              (409)                   (174)
                                                                                    ------------------       -----------------

Increase in cash and cash equivalents                                                            1,668                   1,556

Cash and cash equivalents at beginning of period                                                 4,058                   2,739
                                                                                    ------------------       -----------------
Cash and cash equivalents at end of period                                                    $  5,726                 $ 4,295
                                                                                    ==================       =================

                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

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

     These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended June 30, 1997, which are contained in the Company's Registration Statement on Form S-1 (File No. 333-32199). The results of operations for the three month and nine month periods ended March 31, 1998 and 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
                                  (CONTINUED)


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

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                 THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                     MARCH 31,                                 MARCH 31,
                                           -----------------------------            --------------------------------
                                              1998                1997                  1998                  1997
                                           --------            ---------            ----------            ----------
Numerator:
  Net income                               $    814            $     372            $    1,719            $    1,220
                                           ========            =========            ==========            ==========

Denominator:
  Denominator for basic earnings per
   share - weighted average shares           13,242                1,022                 9,535                   686

  Effect of dilutive securities:
   Convertible preferred shares                   -                9,713                 3,062                 9,713
   Employee stock options                     1,977                2,361                 1,966                 2,662
                                           --------            ---------            ----------            ----------
   Potentially diluted common shares          1,977               12,074                 5,028                12,375
                                           --------            ---------            ----------            ----------
  Denominator for diluted earnings
   per share - adjusted weighted average
   shares and assumed conversions            15,219               13,096                14,563                13,061
                                           ========            =========            ==========            ==========
Basic earnings per share                   $   0.06            $    0.36            $     0.18            $     1.78
                                           ========            =========            ==========            ==========
Diluted earnings per share                 $   0.05            $    0.03            $     0.11            $     0.09
                                           ========            =========            ==========            ==========

5.  ACQUISITIONS

     On February 10, 1998, the Company acquired an additional 15% ownership interest in its majority owned subsidiary, Pervasive Software Co., Ltd. (formerly known as Btrieve Technologies Japan, Ltd.), by acquiring stock held by minority shareholders for approximately $270,000 in cash. The acquisition was accounted for under the purchase method. After the acquisition, the Company holds 80.5% of the outstanding stock of Pervasive Software Co., Ltd.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
                                  (Continued)

     On February 13, 1998, the Company acquired the assets of Smithware, Inc. ("Smithware") a developer of database development and reporting components for Pervasive products. The Company acquired the assets of Smithware for approximately $330,000 in cash and common stock of the Company, plus up to an additional $80,000 of cash and 47,502 shares of stock payable upon achievement of certain milestones in the future. The acquisition has been accounted for under the purchase method. Accordingly, the Company recorded goodwill related to the acquisition of approximately $400,000 in the accompanying condensed consolidated balance sheet as of March 31, 1998. The goodwill recorded in the acquisition is being amortized over a ten year period and will be increased by any consideration paid upon achievement of certain milestones in the future.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1997 and March 1998, the AICPA issued Statement of Position ("SOP") 97-2, Software Revenue Recognition and SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, respectively, which change the requirements for revenue recognition effective for transactions that the Company will enter into beginning July 1, 1998. The Company has not yet assessed what the impact of the SOPs will be on its fiscal 1999 financial statements.

PERVASIVE SOFTWARE INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The statements contained in this filing which are not purely historical statements are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. Forward looking statements include statements regarding projected product demand, particularly with respect to recent product releases, anticipated or expected financial trends such as fluctuations in revenues, costs and expenses, strategies with respect to international expansion, projected hiring needs, market opportunities and competition. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statements. Actual results could differ materially from the Company's current expectations. Factors and risks that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors that May Affect Future Results," and the factors and risks discussed in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission and effective as of September 25, 1997 (File No. 333-32199) and other reports filed from time to time with the Securities and Exchange Commission.

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

     On February 9, 1998, the Company announced the introduction of Pervasive.SQL(TM), an enhanced database software product that enables packaged client/server applications to simultaneously access a single database engine with both high volume transactional processing and industry-standard SQL capabilities. Pervasive.SQL delivers increased performance, simplified installation and maintenance, low cost of ownership and compatibility with existing Btrieve(R) and Scalable SQL(TM) - based applications. The Company began shipping Pervasive.SQL in February of 1998.

     Prior to the release of Pervasive.SQL, the Company derived substantially all of its revenues from the license of its Btrieve and Scalable SQL products. The Company expects that its future operating results will become increasingly dependent upon market acceptance of its recently announced Pervasive.SQL product and anticipates that revenues from the license of Btrieve and Scalable SQL will decrease accordingly. The pace and timing of market acceptance of Pervasive.SQL is largely dependent upon factors such as the product development cycles of ISVs and VARs who embed the Company's products into third party packaged software applications. As a result, the Company expects to continue to derive the majority of its revenues from the license of Btrieve and Scalable SQL in the near term and there can be no assurance as to whether or when Pervasive.SQL will achieve market acceptance. A low demand for, or low or delayed market acceptance of the Company's Pervasive.SQL product as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition. Although the Company recognized revenue in the third quarter of 1998 related to initial sales of Pervasive.SQL, such sales may have been attributable to one-time upgrades from earlier versions of the Company's products, favorable upgrade pricing by the Company or other factors. As Pervasive.SQL has only recently been released, there can be no assurance that future sales will continue at initial rates. See "Risk Factors that May Affect Future Results."

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in the Company's consolidated statements of operations:

                                                                       Three Months Ended                  Nine Months Ended
                                                                           March 31,                           March 31,
                                                                -----------------------------       -----------------------------
                                                                     1998              1997              1998              1997
                                                                -----------       -----------       -----------       -----------
Revenues  ....................................................          100%              100%              100%              100%
Costs and expenses:
   Cost of revenues and technical support  ...................           13                13                14                14
   Sales and marketing  ......................................           44                42                42                41
   Research and development  .................................           26                26                27                23
   General and administrative  ...............................            8                11                 9                12
                                                                -----------       -----------       -----------       -----------
Total costs and expenses  ....................................           91                92                92                90
                                                                -----------       -----------       -----------       -----------
Operating income  ............................................            9                 8                 8                10
   Interest and other income, net  ...........................            2                 -                 2                 -
                                                                -----------       -----------       -----------       -----------
Income before income taxes and minority interest  ............           11                 8                10                10
   Provision for income taxes  ...............................           (3)               (2)               (3)               (3)
   Minority interest in earnings of subsidiary  ..............            -                 -                 -                 -
                                                                -----------       -----------       -----------       -----------
Net income  ..................................................            8%                6%                7%                7%
                                                                ===========       ===========       ===========       ===========

Revenues

  The Company's revenues increased to $9.7 million in the three months ended March 31, 1998, an increase of 52% over the $6.4 million reported for the comparable period in the prior fiscal year. Revenues in the nine months ended March 31, 1998 were $25.9 million, representing a 51% increase over the $17.2 million reported for the comparable period in the prior fiscal year. The increase in the Company's revenues was attributable primarily to increased market acceptance of the Company's products, principally licenses of the Company's software operating on Windows NT, introduction of Pervasive.SQL and expansion of its world-wide sales organization. Although the Company's revenues have increased in recent periods, there can be no assurance that revenues will grow in future periods, that they will grow at past rates or that the Company will remain profitable on a quarterly or annual basis in the future.

  Licenses of the Company's software operating on Windows NT or other Microsoft operating systems increased to approximately 45% of the Company's revenues in the three months ended March 31, 1998 from approximately 37% in the comparable period in the prior year. These same licenses increased to approximately 44% of the Company's revenues in the nine months ended March 31, 1998 from 34% in the comparable period in the prior year. Licenses of the Company's software operating on NetWare represented approximately 47% and 57% of the

Company's revenues in the three months ended March 31, 1998 and 1997, respectively. In the nine months ended March 31, 1998, NetWare licenses represented 50% of the Company's revenues compared to 59% in the comparable period in the prior year. The Company believes that the increase in the percentage of revenues attributable to licenses of the Company's products operating on Windows NT and other Microsoft operating systems is due both to increased market acceptance of the Company's products operating on Microsoft platforms and to the increased market penetration of Microsoft platforms relative to other operating systems. The Company expects that the percentages of its revenues attributable to licenses of its software operating on particular platforms will continue to change from time to time and there can be no assurance that the Company's revenues attributable to licenses of its software operating on Windows NT, or any other operating system platform, will grow in the future, or at all.

     International revenues, consisting of all revenues from customers located outside of North America, were $3.7 million and $2.2 million in the three months ended March 31, 1998 and 1997, representing 38% and 34% of total revenues, respectively. International revenues were $10.2 million and $5.8 million in the nine months ended March 31, 1998 and 1997, representing 39% and 34% of total revenues, respectively. The increase in dollar amount was primarily attributable to expansion of the Company's international sales organization, particularly in Europe. The Company believes that revenues from international markets represent a significant opportunity and expects that international revenues may account for an increasing portion of its revenues in the future as the Company expands internationally, primarily in Europe and Japan, but also in other areas of the world. See "Risk Factors That May Affect Future Results Risks Associated with International Sales and Operations."

Costs and Expenses

     Cost of Revenues and Technical Support. Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for the Company's shrink wrap software products and the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase. Cost of revenues and technical support was $1.3 million and $861,000 in the three months ended March 31, 1998 and 1997, representing 13% of revenues in both periods. Cost of revenues and technical support was $3.7 million and $2.3 million in the nine months ended March 31, 1998 and 1997 representing 14% of revenues in both periods. The increase in cost of revenues and technical support was attributable to increased sales volume and increased technical support personnel in the U.S. and in Europe. The Company anticipates that cost of revenues and technical support will continue to increase in dollar amount as the Company incurs higher support costs with the expansion of international operations and that such costs could vary as a percentage of revenues relative to comparable periods in prior years.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses were $4.2 million and $2.7 million in the three months ended March 31, 1998 and 1997, representing 44% and 42% of revenues, respectively. Sales and marketing expenses were $10.9 million and $7.0 million in the nine months ended March 31, 1998 and 1997, representing 42% and 41% of revenues, respectively. The increase in dollar amounts was primarily attributable to increased costs associated with hiring additional sales and marketing personnel, initial promotion of Pervasive.SQL and increased infrastructure costs associated with foreign sales office expansion. The Company expects that sales and marketing expenses will continue to increase in dollar amount as the Company continues to promote Pervasive.SQL, continues to hire additional sales and marketing personnel, increase lead generation activities and expand its international operations. Sales and marketing expenses are likely to continue to fluctuate as a percentage of revenues due to the timing of costs associated with new product releases and international expansion.

     Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.5 million and $1.7 million in the three months ended March 31, 1998 and 1997, representing 26% of revenues in both periods. Research and development expenses were $7.1 million and $4.0 million in the nine months ended March 31, 1998 and 1997, representing 27% and 23% of revenues, respectively. The increases, both in dollar amount and as a percentage of revenues are primarily due to the increased hiring of, and contracting with, additional research and development personnel. The Company anticipates that it will continue to devote substantial resources to research and development and that such expenses will continue to increase in dollar amount.

     Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods, and, accordingly, the Company charged all software development costs to research and development expenses.

     In March 1998, the Company announced a joint development initiative with Oracle Corporation to enable application developers to create and deploy a single application for both small businesses and large corporations without substantial code changes. Research and development expenses related to the joint development initiative with Oracle were not material for the three months ended March 31, 1998, although there can be no assurance that such expenses will not be material in the future.

     The Company and Timothy Abels are currently planning Mr. Abels' transition out of the role of Chief Technology Officer. Mr. Abels has served as the Company's Chief Technology Officer since March 1997.

     General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of the Company's finance, human resources, information systems and administrative departments. General and administrative expenses were $795,000 and $672,000 in the three months ended March 31, 1998 and 1997, representing 8% and 11% of revenues, respectively. General and administrative expenses were $2.2 million and $2.1 million in the nine months ended March 31, 1998 and 1997, representing 9% and 12% of revenues, respectively. General and administrative expenses decreased as a percentage of revenue primarily because of significant revenue growth that outpaced general and administrative expenditures. The Company believes that its general and administrative expenses will increase in dollar amount through the end of fiscal 1998 and in fiscal 1999 as the Company's administrative staff expands to support its growing world-wide operations and as a result of an increase in expense associated with being a public company.

     Provision for Income Taxes. The Company's income tax provisions for interim periods are based on estimated annual effective income tax rates. The Company reduced its estimated effective tax rate for the current fiscal year from 30% to 28%, resulting in an effective tax rate for the three month period ended March 31, 1998 of 25%. The reduction in the estimated effective tax rate for fiscal 1998 was attributable to changes in the Company's mix of foreign and domestic income resulting in an increase in the expected benefit from release of the Company's valuation allowance recorded against its deferred tax assets.

     The estimated effective tax rates for the three month period ended March 31, 1998 and 1997, were 25% and 26%, respectfully. The reduction in the effective tax rate in the three month period ended March 31, 1998 resulted from the reduction in the estimated annual effective tax rate for the year from 30% to 28%. The estimated effective tax rates for the nine month periods ended March 31, 1998 and 1997 were 28% and 26%, respectively. The increase in the Company's effective tax rate for fiscal year 1998 is primarily due to increased foreign taxes associated with the Company's increased operations overseas. The Company expects its effective tax rate will increase in the future once the Company's deferred tax asset is fully realized.

LIQUIDITY AND CAPITAL RESOURCES

     On September 25, 1997 the Company completed an initial public offering in which the Company sold 2,000,000 shares of common stock for net proceeds to the Company of $17.5 million, after deducting expenses of the offering.

     Cash provided by operations was $1.9 million for the nine months ended March 31, 1998 as compared with $3.1 million for the comparable period in the prior fiscal year. The decrease in cash generated by operations resulted primarily from increases in accounts receivable consistent with the increased sales volume during the nine months ended March 31, 1998.

     During the first nine months of fiscal 1998, the Company invested $14.6 million in marketable securities, consisting of various taxable and tax advantaged securities. In addition, the Company purchased property and equipment totaling approximately $1.8 million and $1.3 million in the nine months ended March 31, 1998 and 1997, respectively, primarily computer hardware and software for the Company's growing employee base. The Company expects that its capital expenditures will increase as the Company's employee base grows.

     The Company expects to move its headquarters from its current facility of approximately 46,000 square feet to a new facility of approximately 70,000 square feet in the second quarter of fiscal 1999. The new facility will provide additional space and expansion options to accommodate future growth at rental rates per square foot consistent with the current facility. The Company expects an increase in capital expenditures and rent expense in fiscal 1999 as a result of the move.

     On February 10, 1998, the Company acquired an additional 15% ownership interest in its majority owned subsidiary, Pervasive Software Co., Ltd. (formerly known as Btrieve

Technologies Japan, Ltd.), by acquiring stock held by minority shareholders for approximately $270,000 in cash. After the acquisition the Company holds 80.5% of the outstanding stock of Pervasive Software Co., Ltd.

     On February 13, 1998, the Company acquired the assets of Smithware, Inc. ("Smithware") a developer of database development and reporting components for Pervasive products. The Company acquired the assets of Smithware for approximately $330,000 in cash and stock, plus up to an additional $80,000 of cash and 47,502 shares of stock payable upon achievement of certain milestones in the future.

     At March 31, 1998, the Company had $19.1 million in working capital including $5.7 million in cash and cash equivalents and $14.6 million in marketable securities.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this Report on Form 10-Q, the following risk factors should be considered in evaluating the Company and its business.

LIMITED OPERATING HISTORY; MARGINAL PROFITABILITY; FUTURE OPERATING RESULTS UNCERTAIN

     The Company was founded in January 1994. Accordingly, the Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to improve its products. Although the Company has been profitable for the eight most recent fiscal quarters, this profitability has been marginal historically and, except for the quarters ended September 30, 1994 and December 31, 1994, the Company incurred net losses in each quarter from inception through the quarter ended March 31, 1996. As of March 31, 1998, the Company had an accumulated deficit of approximately $3.2 million. The Company's historical operating losses and marginal profitability have been due in part to the commitment of significant resources to the Company's technical support, research and development and sales and marketing organizations. The Company expects to continue to devote substantial resources to these areas and as a result will need to recognize significant quarterly revenues to maintain profitability. In particular, the Company intends to hire a significant number of sales and research and development personnel through the end of fiscal 1998 and beyond, which the Company believes is required if the Company is to achieve significant revenue growth in the future. Although the Company's revenues have increased in recent periods, there can be no assurance that the Company's revenues will grow in future periods, that they will grow at past rates or that the Company will remain profitable on a quarterly or annual basis in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON NEW PRODUCT RELEASE; PRODUCT CONCENTRATION

     Prior to the release of Pervasive.SQL, the Company derived substantially all of its revenues from the license of its Btrieve and Scalable SQL products. The Company expects that its future operating results will become increasingly dependent upon market acceptance of its recently released Pervasive.SQL product and anticipates that revenues from the license of Btrieve and Scalable SQL will decrease accordingly. The pace and timing of market acceptance of Pervasive.SQL is largely dependent upon factors such as the product development cycles of ISVs and VARs who embed the Company's products into third party packaged software applications. As a result, the Company expects to continue to derive the majority of its revenues from the license of Btrieve and Scalable SQL in the near term and there can be no assurance as to whether or when Pervasive.SQL will achieve market acceptance. A low demand for, or low or delayed market acceptance of the Company's Pervasive.SQL product as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition. Although the Company recognized revenue in the third quarter of 1998 related to initial sales of Pervasive.SQL, such sales may have been attributable to one-time upgrades from earlier versions of the Company's products, favorable upgrade pricing by the Company or other factors. As Pervasive.SQL has only recently been released, there can be no assurance that future sales will continue at initial rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview."

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

     Some of the Company's ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of the Company's revenues. In the nine months ended March 31, 1998 and 1997, two distributors accounted for a combined 22% and 28% of revenues, respectively. The Company expects that it will continue to be dependent upon a limited number of distributors for a significant portion of its revenues in future periods and such distributors are expected to vary from period to period. The loss of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the inability to replace the distributor on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such distributor concentration.

SIGNIFICANT COMPETITION

     The market for the Company's products is intensely competitive and subject to rapid change. The Company primarily encounters competition from large, public companies, including Microsoft Corporation ("Microsoft"), Oracle Corporation ("Oracle"), Informix Corporation ("Informix"), Sybase, Inc. ("Sybase") and International Business Machines Corporation ("IBM"). Each of these companies offers database products competitive with the Company's products. In particular, Sybase offers a small memory footprint database software product, SQL Anywhere, which directly competes with the Company's Pervasive.SQL, Btrieve and Scalable SQL products. In addition, because there are relatively low barriers to entry in the software market, the Company may encounter additional competition from other established and emerging companies. Most of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than the Company, significantly greater name recognition and a large installed base of customers. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than can the Company. There is also a substantial risk that announcements of competing products by large competitors could result in the cancellation of customer orders in anticipation of the introduction of such new products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and which may limit the Company's ability to sell its products through particular distribution partners. Accordingly, new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. The Company also expects that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

RELIANCE ON INSTALLED BASE

     In connection with the acquisition of certain software and related technology from Novell in April 1994, the Company entered into a license agreement permitting, among other things, the then-current version of Btrieve to be reproduced and distributed on a royalty-free basis as part of or together with current and future versions of any Novell products, including Novell's NetWare operating system ("NetWare"). The Company derives significant revenues from upgrade sales into the NetWare installed base and sales of the Company's software operating on NetWare represented approximately 50% of the Company's revenues in the nine months ended March 31, 1998. As a result, sales of the Company's products have been and will continue to be influenced by the market acceptance of NetWare. NetWare faces substantial competition from other operating systems, including Microsoft's Windows NT, which the Company believes has a large and growing share of the worldwide market for client/server operating systems. If sales of

NetWare decrease, Novell discontinues NetWare or discontinues bundling Btrieve with NetWare or if ISVs, VARs or their end users migrate to competing client/server operating system platforms, and the Company is not able to substantially increase sales of its products that run on competing client/server operating systems, the Company's business, operating results and financial condition would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

MANAGEMENT OF CHANGING BUSINESS

     The Company has recently experienced a period of significant revenue growth and an expansion in the number of its employees, the scope of its operating and financial systems and geographic area of its operations. In particular, the Company had a total of 209 employees at March 31, 1998, as compared to 145 at March 31, 1997. This growth has resulted in new and increased responsibilities for management and has placed a strain upon the Company's financial and other resources. The Company expects that planned expansion of international operations will lead to increased financial and administrative demands, such as increased operational complexity associated with expanded facilities, administrative burdens associated with managing an increasing number of relationships with foreign partners and expanded treasury functions to manage foreign currency risks. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, further develop its sales channels to penetrate different and broader markets and expand its support organization to accommodate growth in the Company's installed base. In addition, the Company expects to move its headquarters to new facilities in Austin, Texas in the second quarter of fiscal 1999. This move is expected to be a disruptive, time consuming and expensive process. The failure of the Company to manage its expansion effectively could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

CONTROL OF COMPANY BY OFFICERS AND DIRECTORS

     As of May 15, 1998 the executive officers, directors and their affiliates in the aggregate beneficially owned approximately 65% of the Common Stock. As a result, acting together these stockholders will be able to exercise effective control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

         *Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

     (b) Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1998                     PERVASIVE SOFTWARE INC.
                                        (Registrant)



                                        By: /s/ JAMES R. OFFERDAHL
                                           --------------------------------
                                           James R. Offerdahl
                                            Vice President of Finance and
                                            Administration and Chief Financial
                                            Officer (Duly Authorized Officer
                                            and Principal Financial Officer)

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