Form 10-K
period 1998-06-30
PERVASIVE SOFTWARE INC
filed 1998-09-28
CIK 1042821

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                   -----------------------------------------
                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE

                             (Title of each class)

                   -----------------------------------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   (1)          Yes     [x]             No      [_]
                   (2)          Yes     [x]             No      [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

  As of September 21, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $64,110,549. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of September 21, 1998 there were 13,403,177 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's Annual Meeting of Stockholders to be held on November 4, 1998.

================================================================================

                            PERVASIVE SOFTWARE INC.
                            FORM 10-K ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                                 JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                            Page

PART I.....................................................................   1
      Item 1.  Business....................................................   1
      Item 2.  Properties..................................................  18
      Item 3.  Legal Proceedings...........................................  18
      Item 4.  Submission of Matters to a Vote of the Security Holders.....  18
      Item 4a. Executive Officers of the Registrant........................  18

PART II....................................................................  20
      Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................  20
      Item 6.  Selected Consolidated Financial Data........................  21
      Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  22
      Item 7a. Quantitative and Qualitative Disclosures About Market Risk..  29
      Item 8.  Consolidated Financial Statements and Supplementary Data....  30
      Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  30

PART III...................................................................  31
      Item 10. Directors and Executive Officers of the Registrant..........  31
      Item 11. Executive Compensation......................................  31
      Item 12. Security Ownership of Certain Beneficial Owners and
               Management..................................................  31
      Item 13. Certain Relationships and Related Transactions..............  31

PART IV....................................................................  32
      Item 14. Exhibits, Financial Statement Schedules and Reports on
               Form 8-K....................................................  32

SIGNATURES.................................................................  34

                                    PART I
ITEM 1.   BUSINESS

  The statements contained in this Report on Form 10-K and in the Annual Report that are not purely historical statements are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. See "Risk Factors that May Affect Future Results," "Special Note Regarding Forward-Looking Statements" and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

OVERVIEW

  Pervasive Software Inc. ("Pervasive" or the "Company") is a leading worldwide provider of ultra-light, embedded database and information management software for packaged client/server applications. The software is designed for integration by independent software vendors ("ISVs") into packaged applications that are deployed in environments without a dedicated database administrator ("DBA"). The Company's Pervasive.SQL(TM) database engine, which combines high performance transactional and industry-standard relational data access, enables ISVs to deliver easy-to-use, reliable and cost-effective applications to end users. As a result, end users can concentrate on running their businesses instead of managing the database underlying their applications. This is particularly critical in the large number of zero DBA or Z-DBA(TM) environments typically found in small and mid-sized businesses or departments of large organizations that lack the information technology infrastructure or personnel required to deploy and support client/server applications. The Company's comprehensive approach to selling, marketing and supporting its products is designed to address the specific needs of its large indirect distribution channel of ISVs that build packaged client/server applications and value added resellers ("VARs") that sell and implement these applications to end users in Z-DBA environments. The Company develops, markets, sells and supports its products worldwide through its principal office in Austin, Texas and through offices in Frankfurt, Paris, Brussels, Dublin, London, Hong Kong and Tokyo.

INDUSTRY BACKGROUND

  Organizations are recognizing the importance of collecting, analyzing and disseminating information to obtain competitive advantage. This information is increasingly generated by sophisticated client/server applications and managed by underlying database software that allow for decentralized decision making and broader access to critical business information. The benefits of client/server systems and computing trends such as improved hardware price performance, the proliferation of application development tools and the emergence of the Internet have resulted in significant growth in the market for packaged client/server applications and underlying database software. According to the 1998 WORLDWIDE SOFTWARE REVIEW AND FORECAST from International Data Corporation, the worldwide market for packaged application software for Windows and NetWare operating environments was approximately $13 billion in 1997, and is projected to grow approximately 38% annually to over $34 billion in 2000.

  Client/server computing environments are inherently complex, typically involving a variety of hardware, operating systems, networking protocols, applications and database software. It is likely that this complexity will increase over time as organizations exploit new technologies, such as the Internet, intranets, mobile and hand-held computing, and embedded and smart devices. As a result of this complexity, organizations that develop, deploy and support applications built on enterprise-scale database software typically require large and costly information technology departments including highly skilled database administrators.

  Many businesses, especially small and mid-sized companies and departments of large organizations, typically do not have the information technology budgets, infrastructure, computing expertise or database administrators required to deploy and support client/server applications built on enterprise-scale database software. As a result, for these zero database administrator, or Z-DBA, environments, the total cost of ownership of client/server computing has been prohibitive. Business Research Group estimates that in 1997 only 22% of domestic organizations with less than 1,000 employees had deployed client/server applications while more than 90% of larger organizations had deployed such applications. According to 1990 U.S. Census data, in the U.S. alone there were over 6 million organizations with less than 1,000 employees, not including departments of larger organizations whose needs often mirror those of smaller organizations.

  This relatively low penetration of client/server applications in Z-DBA environments, combined with a growing market for packaged applications, has created an opportunity for ISVs and VARs to develop, deploy and support packaged client/server applications that meet their customers' robust functionality needs and also run in Z-DBA environments. Only then can ISVs and VARs provide the benefits of client/server computing, ease of implementation and low overall cost of ownership that Z-DBA environments require.

  To provide these benefits, ISVs and VARs require ultra-light embedded database and information management software that facilitates the development, deployment and support of packaged client/server applications. ISVs require database software that enables them to develop their applications with minimal investments in networking, communications, client/server, Internet or database expertise. ISVs also require database software with minimal, or ultra-light, system requirements to allow for optimum performance of the application in a variety of hardware configurations. VARs require reliable, high-performance, zero administration database software that they can quickly and cost-effectively deploy and support. Low-end desktop database products do not meet the needs of this market because they typically lack the scalability and functionality required for developing full featured client/server applications and are often sold through retail channels that provide minimal deployment or support to their customers. Likewise, enterprise-scale database software fails to meet the needs of this market because it typically either requires a large and costly information technology department with one or more database administrators or results in prohibitively high implementation and support costs. Accordingly, there is a need for reliable, high-performance, zero administration, embeddable database software that enables ISVs and VARs to cost-effectively develop, deploy and support client/server and Internet-based applications targeted at organizations seeking robust, low cost of ownership, packaged solutions for their Z-DBA environments.

THE PERVASIVE SOLUTION

  Pervasive is a leading provider of ultra-light, embedded database and information management software designed to enable the cost-effective development, deployment and support of packaged client/server applications in Z-DBA environments. The Company's database engines, Pervasive.SQL, Btrieve(R) and Scalable SQL(TM), are well suited for integration by software developers into business-critical applications that are reliable and scalable and can be rapidly deployed. These products enable the Company's ISV and VAR customers to more profitably develop, deploy and support packaged client/server applications that provide robust functionality and low overall cost of ownership in Z-DBA environments. The Company's comprehensive approach to selling, marketing and supporting its products is designed to address the specific needs of ISVs that build packaged client/server applications and the VARs that sell and implement these applications to end users in Z-DBA environments.

  The Company's database and information management software simplifies development by enabling developers to write applications that are capable of running on multiple platforms and that can scale with little or no modification from single user workstation to client/server and Internet environments. The Company's products currently operate on the Windows NT, NetWare, Windows 98, Windows 95, Windows 3.1, OS/2 and DOS operating platforms. In addition, the software is designed to allow developers to exercise a high degree of control over the database engine, enabling the tight integration, or embedding, of the database into their applications. As a result, packaged applications built on the Company's embedded databases enable organizations to implement client/server systems and automate critical business functions without the costs and complexities typically associated with enterprise-class client/server applications and databases. In addition, the architecture of the Company's products incorporates network and communications protocols that monitor and manage the client/server connection. Further, the small memory footprint of the Company's software requires significantly smaller investments in memory and computing power than enterprise-class database software and permits portability to a wide range of PC desktop and server systems. In the second quarter of fiscal 1999, the Company will begin shipping Pervasive.SQL I*net Data Server(TM), which is being designed to allow for Internet-enabling of existing Pervasive.SQL applications with little or no code changes.

  The Company's sales and marketing organization focuses exclusively on indirect channels by targeting ISVs that build packaged client/server and Internet-based applications and VARs that sell and deploy the applications. The Company's sales, marketing, training and licensing programs are designed to encourage ISVs to embed the Company's databases into their own software products and to stimulate the sales of the applications by VARs to end users. The Company believes its strong relationships with ISVs and VARs provide the Company with a competitive advantage, market visibility, and multiple sales opportunities that offer end users additional sources of service and technical support.

STRATEGY

  Pervasive's strategy is to be the leading provider of embedded, low maintenance database and information management products for packaged client/server and Internet-based applications worldwide. The Company has tailored its database and information management products to meet the specific needs of ISVs and VARs that develop solutions for Z-DBA environments. Key elements of the Company's strategy include:

  Extend Technology Leadership into New Markets.   The Company intends to extend
its leadership position in embedded databases for packaged client/server applications. As the Company's customers extend the use of client/server applications to Internet and intranet applications, the Company intends to further enhance the functionality of its products to exploit these opportunities. In addition, the Company is extending the technological advantages of its small memory footprint, highly reliable, low-maintenance databases for use in new and emerging markets, such as applications designed for mobile and hand-held computing, and embedded and smart devices. The Company's business development efforts are focusing on identifying, developing and securing opportunities and relationships in these new markets.

  Continue to Leverage and Grow Worldwide Indirect Channel. The Company believes that its past investments in training and educating its channel partners, its long-term relationships with ISVs and VARs and its success in encouraging them to embed the Company's products into their applications has created a competitive advantage in the marketplace. The Company's channel approach is designed to further the integration of its products into client/server and Internet-based applications and to stimulate sales of the applications themselves. The Company intends to continue to leverage its large investment in U.S. and European channel programs by replicating these successes in other regions of the world, by expanding these channels with the recruitment of new ISVs and VARs and by expanding the size of its global sales organization to manage these channels. In addition, the Company intends to identify and secure additional third-party information management products such as data transformation, report writing, and data-mart/data warehousing for sale through its channel.

  Leverage Installed Base. A significant element of the Company's strategy is to leverage its large installed base. The Company has a large installed base that embeds its software in many different types of applications, especially accounting and financial applications which are often the first client/server applications purchased by organizations looking for Z-DBA solutions. Once an end user standardizes on a functional application and embedded database, additional applications can be more easily integrated. Accordingly, the Company intends to leverage this strong position to further penetrate additional application markets, such as health care, manufacturing, retail and others.

  In addition, the Company derives revenues from user count upgrade sales and version upgrade sales of the Company's products including Pervasive.SQL and Btrieve operating on Microsoft Windows NT and Novell NetWare operating systems. The Company intends to leverage this large, worldwide installed base of Windows NT and NetWare users by marketing and selling upgrades to the most recent versions and to higher user count versions of the Company's products.

  Continue Client-Based "Seeding" Strategy. The Company's seeding strategy stimulates high-volume deployment of its client-based shrink wrap products. This strategy enables ISVs to develop client-based applications and to deploy them broadly with minimal incremental cost. The Company then works with its ISVs and VARs through a combination of promotional and lead referral programs to upgrade these applications to client/server environments. The Company intends to continue its seeding strategy in order to generate upgrade revenues by enabling ISVs and VARs to sell higher margin server products as end users upgrade from single user workstation to client/server environments.

PRODUCTS

  The Company offers a range of database and information management products that enable ISVs to combine the sophistication of client/server computing with the low cost of ownership and convenience of Z-DBA packaged software. The resulting applications enable organizations to automate business-critical functions in their Z-DBA environments. The following table provides an overview of these products and the platforms on which they operate:

--------------------------------------------------------------------------------------------------------
      PRODUCT                                 DESCRIPTION                                 PLATFORMS
========================================================================================================
Pervasive.SQL        High performance database engine that provides transactional    Windows NT
                     and relational data access, easy installation and               NetWare
                     maintenance, improved performance over previous versions, is    Windows 98
                     compatible with older versions of Btrieve, and provides low     Windows 95
                     cost of ownership for Z-DBA packaged applications.              Windows 3.1
                                                                                     OS/2
                                                                                     DOS
--------------------------------------------------------------------------------------------------------
Pervasive.SQL        Single user version of Pervasive.SQL  that includes all the     Windows NT
 Workstation         features found in the server and allows migration from single   Windows 98
                     user to client/server with little or no code changes.           Windows 95
--------------------------------------------------------------------------------------------------------
Pervasive.SQL SDK    Software Developer's Kit that provides tight integration with   Windows NT
                     leading development tools such as Microsoft's Visual Basic      Windows 98
                     and Visual C++, Symantec's Visual Cafe, and Inprise's Delphi.   Windows 95
                     Included is the Java class library, ActiveX controls, I*net
                     Data Server, ODBC connectivity, Pervasive.SQL Workstation, and the Developer Resource Center.
--------------------------------------------------------------------------------------------------------
Pervasive.SQL        Allows for the Internet enabling of existing Pervasive.SQL      Windows NT
 I*net Data Server   applications with little or no code changes so ISVs and VARs can extend packaged applications to mobile workers.
--------------------------------------------------------------------------------------------------------
Seagate Software     Industry standard report writer that allows end users to        Windows NT
 Crystal Reports     generate sophisticated reports on their Pervasive.SQL,          Windows 98
                     Btrieve or Scalable SQL databases.                              Windows 95
--------------------------------------------------------------------------------------------------------
Data Junction        Easy to use data translation and migration utility that         Windows NT
                     allows data from other data sources to be transferred into a    Windows 98
                     Pervasive.SQL database.                                         Windows 95
--------------------------------------------------------------------------------------------------------
Btrieve              Navigational, record-oriented database software targeted at     Windows NT
                     high volume transaction applications.                           NetWare
                                                                                     Windows 95
                                                                                     Windows 3.1
                                                                                     OS/2
                                                                                     DOS
--------------------------------------------------------------------------------------------------------
Scalable SQL         Relational database software optimized for reporting, ad hoc    Windows NT
                     query and decision support systems.                             NetWare
--------------------------------------------------------------------------------------------------------

  On February 9, 1998, the Company announced the introduction of Pervasive.SQL, an enhanced database software product that enables packaged client/server applications to simultaneously access a single database engine with both high volume transactional processing and industry-standard SQL capabilities. The software is designed for integration by ISVs into packaged client/server and Internet-based applications that are deployed in Z-DBA environments. Pervasive.SQL delivers improved performance, simplified installation and maintenance, low cost of ownership and compatibility with existing Btrieve- and Scalable SQL - based applications. The Company began shipping Pervasive.SQL in February of 1998.

  Pervasive.SQL employs the Company's MicroKernel Database Engine allowing applications to operate a transactional and a relational database engine at the same time, a primary advantage of this architecture. Pervasive.SQL combines a high performance record-oriented, transactional interface for high volume applications with a SQL-oriented relational interface for flexible reporting, ad hoc query and decision support. Pervasive.SQL delivers a relational and transactional engine with multi-platform support, low maintenance operation and application scalability from single user workstations to client/server and Internet configurations.

  Pervasive.SQL provides a number of advantages over other ultra-light database management systems including support for larger storage needs (up to 64 gigabytes); smart components for simplified installation and configuration; expanded programming language interfaces; a 32-bit file management utility to expedite data import, export and recovery tasks; enhanced automatic tuning designed to increase performance; and built-in recovery capabilities. Pervasive.SQL offers a high degree of programming control through its record-oriented, transactional interface and delivers low-maintenance operation through self-tuning algorithms for index balancing, disk space allocation and cache management.

  The Company continues to offer its Btrieve and Scalable SQL database engines as the Company's ISVs migrate their existing applications to the current Pervasive.SQL product. This migration is expected to take place over an extended period of time consistent with each ISV's own product development cycles.

  In addition to its database products, the Company offers software developer kits, which include tools, documentation and licenses to enable programmers to develop, test and deploy applications that embed the Company's databases. The Company's new Pervasive.SQL Software Developer's Kit ("SDK") product, released in September 1998, is designed to attract new ISVs to the Pervasive.SQL development community. It provides tight integration with leading development tools such as Microsoft's Visual Basic and Visual C++, Symantec's Visual Cafe, and Inprise's Delphi to substantially reduce application development time.

  In February 1998, the Company began marketing certain complementary third-party products through its channel. Third-party products offered by the Company include Crystal Reports, an industry standard report writer from Seagate Software that allows end users to generate sophisticated reports on their Pervasive.SQL, Btrieve or Scalable SQL databases, and powerful data conversion tools from Data Junction Corporation, which enable software developers to quickly and easily migrate applications to run on the Pervasive.SQL database engine.

  The Company has designed its Pervasive.SQL, Btrieve and Scalable SQL products with a number of common characteristics as set forth in the table below:

-----------------------------------------------------------------------------------------------------------------------
   PRODUCT CHARACTERISTICS                      DESCRIPTION                                   BENEFITS
=======================================================================================================================
Embedded                        Designed to be "hidden" inside an            Allows broad deployment of complex
                                application, permitting development of a     distributed applications into
                                tightly integrated application.              environments with minimal or no
                                                                             information technology infrastructure.
-----------------------------------------------------------------------------------------------------------------------
Small Memory Footprint          Internal memory requirements:                Maximizes resources available to the
                                   Pervasive. SQL      1.3   MB              application and enables operation on a
                                   Btrieve             350   KB              wide range of hardware.
                                   Scalable SQL        1.0   MB
-----------------------------------------------------------------------------------------------------------------------
Low Maintenance                 Administrative functions, such as disk       Requires low level of information
                                space allocation, memory and index           technology support making complex
                                management are automated, which eliminates   applications available in Z-DBA
                                the need for regular maintenance.            environments.
-----------------------------------------------------------------------------------------------------------------------
Reliability                     Pervasive.SQL, Btrieve and Scalable SQL      Provides high degree of data integrity
                                are based on industry-proven technology.     and stability to business applications.
-----------------------------------------------------------------------------------------------------------------------
Configurability                 Pervasive.SQL, Btrieve and Scalable SQL      Enables the storage and processing of
                                can access local and distributed data        databases to be distributed throughout
                                simultaneously.                              the network.
-----------------------------------------------------------------------------------------------------------------------
Application Scalability         Applications can run in any configuration    Offers cost savings for developers and
                                from single user workstation to supporting   end users because a single application
                                hundreds of concurrent users in              can be deployed in multiple
                                client/server and Internet environments.     configurations without modification.
-----------------------------------------------------------------------------------------------------------------------
Open Database Connectivity      Industry standard interface enabling any     Allows ODBC-compliant applications to
 ("ODBC")                       application to communicate with any          access data stored in any Pervasive.SQL,
                                database.                                    Btrieve or Scalable SQL database.
-----------------------------------------------------------------------------------------------------------------------
Common MicroKernel Database     Transactional and relational applications    Allows developers to choose the
 Engine                         can simultaneously share common databases.   appropriate data access method:
                                                                             transactional access for high volume and
                                                                             relational access for reporting, queries
                                                                             and decision support.
-----------------------------------------------------------------------------------------------------------------------

SALES AND MARKETING

  Pervasive's sales and marketing organization focuses on indirect channels by targeting the ISVs that build packaged client/server applications and the VARs that sell and implement the applications to end users in Z-DBA environments. The Company's marketing group has primary responsibility for product direction and has developed a number of programs utilized by the sales organization to support the ISV and VAR channels, such as the OEM program for large ISVs and other partner programs for VARs and small and mid-sized ISVs. These programs are worldwide in scope and capture leads from a variety of additional marketing programs including direct response marketing and advertising, joint marketing and public relations.

  The Company's OEM program focuses on recruiting large ISVs to embed the Company's database and information management products on an OEM basis. Large OEM customers include accounting and financial application vendors, such as Great Plains Software, Solomon Software, Macola Software, Platinum Software and AccPac International, and healthcare application vendors, such as HBOC and Macess. In addition, the Company has numerous OEM customers in other packaged application markets including document imaging, banking, sales force automation and manufacturing. The OEM program is designed to generate mutually beneficial strategic relationships between the Company and its ISVs and ongoing royalties for the Company through licensing contracts, which are typically for three-year terms. This program offers the Company's OEM partners volume discounts, specialized technical support, training and consulting, enabling delivery of tightly integrated solutions to end users. The Company's sales groups administer education and training programs for the VARs that work directly with the OEMs. These programs reduce the burden on the OEMs and allow the Company to access and influence their VAR channel.

  The Company's other sales and marketing programs recruit many VARs and small and mid-sized ISVs to develop applications that are designed to be deployed with shrink-wrap versions of the Company's database and information management products. These programs further develop, support and train VARs and small and mid-sized ISVs to facilitate the deployment of packaged applications. The sales group monitors these customer's needs and, when volumes become sufficient, recruits these ISVs into the OEM program.

  The Company's sales and marketing organization utilizes a seeding strategy for sales of its client-based shrink wrap products to stimulate high-volume deployment of client- and client/server-based products. This strategy enables ISVs to develop client-based applications and to deploy them broadly with minimal incremental cost. The Company then works with its ISVs and VARs through a combination of promotional and lead referral programs to upgrade these applications to client/server environments. As a result, the Company generates upgrade revenues while enabling ISVs and VARs to sell higher margin server products to end users upgrading from single user workstation or peer-to-peer networks to client/server environments.

  The international sales group utilizes more than 60 distribution partners covering more than 80 countries worldwide. The distribution partners implement sales and marketing programs for a particular region, typically using the Company's business alliance, distributor or master distributor programs. In addition to managing these distributor relationships, the international sales group recruits and supports ISVs and VARs with the same programs as the domestic sales groups. The Company currently has international sales offices in Frankfurt, Paris, Brussels, London, Hong Kong and Tokyo.

  Although the Company focuses its sales and marketing efforts on ISVs and VARs, its shrink-wrap products are often fulfilled through large software distributors. For the year ended June 30, 1996 aggregate purchases by Distributor A totaled $2.4 million, representing 18% of total revenues. For the year ended June 30, 1997, aggregate purchases by Distributors A and B totaled $2.5 million and $4.5 million, representing 10% and 18%, respectively. For the year ended June 30, 1998 aggregate purchases by Distributor A totaled $3.7 million, representing 10% of total revenues. No other customers accounted for more than 10% of the Company's revenues in fiscal 1996, 1997 or 1998.

  In February 1998, the Company began marketing certain complementary third-party products through its channel. Third-party products offered by the Company include Crystal Reports, an industry standard report writer from Seagate Software that allows end users to generate sophisticated reports on their Pervasive.SQL, Btrieve or Scalable SQL databases, and powerful data conversion tools from Data Junction Corporation, which enable software developers to quickly and easily migrate applications to run on the Pervasive.SQL database engine. The Company markets these third-party products on a stand alone basis or integrated with the Company's own products.

CUSTOMER SERVICE AND SUPPORT

  The Company offers two levels of customer service. First level support responds to customer inquiries via telephone, electronic mail and fax. Second level support responds to higher level technical needs and supports the OEM partner accounts. To provide high quality customer support, the Company has established a specialized customer engineering group, consisting of both support and engineering personnel. The Company believes that combining support and engineering expertise in one group provides customers with more rapid resolution of software support issues. The Company's customer service and support organization also provides training and consulting services to its channel partners.

  Customer service is provided at no charge for the first 30 days after initial purchase and at any time via electronic mail or the Company's web site. After the 30 days, the Company offers contract and fee-based premium support programs. Worldwide customer support is provided through the corporate offices in Austin, Texas and through support and development centers in Dublin, Ireland and in Tokyo, Japan. From the Company's inception in January 1994 through June 30, 1998, revenues from customer service and support were not significant.

RESEARCH AND DEVELOPMENT

  The Company has made substantial investments in research and development through both internal development and technology acquisition. Although the Company expects that most enhancements to existing and new products will be developed internally, from time to time the Company will evaluate externally developed technologies for integration into its product lines.

  The Company has invested the majority of its research and development activity on developing feature extensions to its Pervasive.SQL product line. This development consists primarily of adding new competitive product features, expanding the number of computer and network operating systems on which the products can be installed and maintaining the ability to run in multiple operating system environments. Development activities continue to focus on developing database software characterized by a small memory footprint, high-performance and low-maintenance requirements, to better serve the ISVs, VARs and their end users in Z-DBA environments.

  In March 1998, the Company announced a joint development initiative with Oracle Corporation to enable application developers to create and deploy a single application for both small businesses and large corporations without substantial code changes. The joint development effort should also allow existing packaged application providers to migrate their solutions to Pervasive and Oracle databases. Research and development expenses related to the joint development initiative with Oracle were not material for the year ended June 30, 1998, however, these expenses are expected to increase in the future.

  In June 1998, the Company announced a strategic licensing agreement to integrate Synchrologic Inc.'s synchronization technology into a future release of Pervasive.SQL. Once this integration is complete, future versions of Pervasive.SQL should enable developers of mobile and occasionally connected applications to deliver solutions featuring simple implementation and low administration requirements.

  The Company's research and development expenditures for fiscal 1996, 1997 and 1998 were $4.5 million, $6.0 million and $9.6 million, respectively. The Company expects that it will continue to commit significant resources to research and development in the future. To date, all cost related to development of the Company's products have been expensed as incurred.

  The market for the Company's products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing customer requirements. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. The Company's future success will depend in part upon its ability to anticipate changes, enhance its current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of its customers. See "Risk Factors That May Affect Future Results--Rapid Technological Change and New Products."

TECHNOLOGY

  Pervasive.SQL, Btrieve and Scalable SQL are based on Pervasive's MicroKernel Database Architecture and each employs the Company's MicroKernel Database Engine
(MKDE) allowing applications to operate a transactional and a relational database engine at the same time, a primary advantage of this architecture. Pervasive.SQL provides a number of advantages over other database management systems including support for larger storage needs (up to 64 gigabytes); smart components for simplified installation and configuration; expanded programming language interfaces; a 32-bit file management utility to expedite data import, export and recovery tasks; enhanced automatic tuning designed to increase performance; and built-in recovery capabilities.

  Applications based on Pervasive database engines can scale from single user workstation to client/server environments with little or no code changes or relinking. Network environments can be customized to minimize network traffic and to balance resource loading by distributing database files and data processing throughout multi-platform computer networks.

  The configuration options for the Company's products include the following:

  Single User Workstation. The single user workstation configuration provides mobile and stand-alone operation. All access modules and MKDE components reside locally, and data files are stored on the workstation's disk drive. This configuration is used when the workstation is not connected to a network or when data files do not need to be shared.

  Client/Server. In a client/server configuration, database requests made by an application are typically processed on a server. A small requester module on the workstation routes requests from the application to a server database engine. Since all data processing and data files reside on the server, this configuration minimizes both network traffic and the use of workstation resources.

COMPETITION

  The market for the Company's products is intensely competitive and subject to rapid change. The Company primarily encounters competition from large, public companies, including Microsoft, Oracle, Informix, Sybase and IBM. Each of these companies offers database software products competitive with the Company's products. In particular, Sybase offers a small memory footprint database software product, Adaptive Server Anywhere, which directly competes with the Company's products. In addition, because there are relatively low barriers to entry in the software market, the Company may encounter additional competition from other established and emerging companies. Most of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than the Company. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than can the Company. There is also a substantial risk that announcements of competing products by large competitors such as Microsoft or Oracle could result in the cancellation of customer orders in anticipation of the introduction of such new products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and which may limit the Company's ability to sell its products through particular distribution partners. Accordingly, new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share in the Company's current or anticipated markets. The Company also expects that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

EMPLOYEES

  As of June 30, 1998, the Company employed 220 full-time employees, including 87 in sales and marketing, 61 in research and development, 38 in technical support and 34 in general and administrative. The Company believes that its future success will depend in large part upon its continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, the Company faces intense competition for such personnel, and the Company has at times experienced and continues to experience difficulty in recruiting qualified personnel. There can be no assurance that the Company will be successful in attracting, assimilating and retaining other qualified personnel in the future. The Company is not subject to any collective bargaining agreement and it believes that its relationships with its employees are good.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

  Investors should carefully consider the following risk factors and warnings before making an investment decision. The risks described below are not the only ones facing the Company. Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the following risks actually occur, the Company's business, operating results or financial condition could be materially adversely affected. In such case, the trading price of the Company's Common Stock could decline. Investors should also refer to the other information set forth in this Report on Form 10-K, including the consolidated financial statements and the related notes.

  This Report on Form 10-K and the Annual Report contain forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases, investors can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, investors should specifically consider various factors, including the risks outlined below. These factors may cause the Company's actual results to differ materially from any forward-looking statement. See "Special Note Regarding Forward-Looking Statements" and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

LIMITED OPERATING HISTORY; MARGINAL PROFITABILITY; FUTURE OPERATING RESULTS UNCERTAIN

  The Company was founded in January 1994. Accordingly, the Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to improve its products. Although the Company has been profitable for the nine most recent fiscal quarters, this profitability has been marginal historically and, except for the quarters ended September 30, 1994 and December 31, 1994, the Company incurred net losses in each quarter from inception through the quarter ended March 31, 1996. As of June 30, 1998, the Company had an accumulated deficit of approximately $2.3 million. The Company's historical operating losses and marginal profitability have been due in part to the commitment of significant resources to the Company's technical support, research and development and sales and marketing organizations. The Company expects to continue to devote substantial resources to these areas and as a result will need to recognize significant quarterly revenues to maintain profitability. In particular, the Company intends to hire a significant number of sales and research and development personnel through the end of fiscal 1999 and beyond, which the Company believes is required if the Company is to achieve significant revenue growth in the future. Although the Company's revenues have increased in recent periods, there can be no assurance that the Company's revenues will grow in future periods, that they will grow at past rates or that the Company will remain profitable on a quarterly or annual basis in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON NEW PRODUCT RELEASE; PRODUCT CONCENTRATION

  Prior to the release of Pervasive.SQL, the Company derived substantially all of its revenues from the license of its Btrieve and Scalable SQL products. The Company expects that its future operating results will become increasingly dependent upon market acceptance of its recently released Pervasive.SQL product and anticipates that revenues from the license of Btrieve and Scalable SQL will decrease accordingly. The pace and timing of market acceptance of Pervasive.SQL is largely dependent upon factors such as the product development cycles of ISVs and VARs who embed the Company's products into third party packaged software applications. As a result, the Company expects to continue to derive a significant portion of its revenues from the license of Btrieve and Scalable SQL in the near term and there can be no assurance as to whether or when Pervasive.SQL will achieve market acceptance. A low demand for, or low or delayed market acceptance of the Company's Pervasive.SQL product as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition. Although the Company recognized revenue in the third and fourth quarters of 1998 related to initial sales of Pervasive.SQL, such sales may have been attributable to one-time upgrades from earlier versions of the Company's products, favorable upgrade pricing by the Company or other factors. As Pervasive.SQL has only recently been released, there can be no assurance that future sales will continue at initial rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

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

  The Company's business has experienced and is expected to continue to experience seasonal customer buying patterns. In recent years, the Company has had relatively stronger demand for its products during the quarters ending December 31 and June 30 and demand has been relatively weaker in the quarters ending September 30 and March 31. The Company believes that this pattern may continue. To the extent international operations constitute a greater percentage of the Company's revenues in future periods, the Company anticipates the effect of seasonal buying patterns on the Company's business could be more pronounced in subsequent periods as a result of reduced sales activity in Europe and Japan during the summer months.

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

  Some of the Company's ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of the Company's revenues. In fiscal 1996, 1997 and 1998, two distributors accounted for a combined 27%, 29% and 20% of revenues, respectively. The Company expects that it will continue to be dependent upon a limited number of distributors for a significant portion of its revenues in future periods and such distributors are expected to vary from period to period. The loss of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the inability to replace the distributor on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such distributor concentration.

SIGNIFICANT COMPETITION

  The market for the Company's products is intensely competitive and subject to rapid change. The Company primarily encounters competition from large, public companies, including Microsoft Corporation ("Microsoft"), Oracle Corporation ("Oracle"), Informix Corporation ("Informix"), Sybase, Inc. ("Sybase") and International Business Machines Corporation ("IBM"). Each of these companies offers database products competitive with the Company's products. In particular, Sybase offers a small memory footprint database software product, Adaptive Server Anywhere, which directly competes with the Company's Pervasive.SQL, Btrieve and Scalable SQL products. In addition, because there are relatively low barriers to entry in the software market, the Company may encounter additional competition from other established and emerging companies. Most of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than the Company, significantly greater name recognition and a large installed base of customers. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than can the Company. There is also a substantial risk that announcements of competing products by large competitors could result in the cancellation of customer orders in anticipation of the introduction of such new products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and which may limit the Company's ability to sell its products through particular distribution partners. Accordingly, new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. The Company also expects that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

RELIANCE ON INSTALLED BASE

  In connection with the acquisition of certain software and related technology from Novell in April 1994, the Company entered into a license agreement permitting, among other things, the then-current version of Btrieve to be reproduced and distributed on a royalty-free basis as part of or together with current and future versions of any Novell products, including Novell's NetWare operating system ("NetWare"). The Company derives significant revenues from upgrade sales into the NetWare installed base and sales of the Company's software operating on NetWare represented approximately 48% of the Company's revenues in fiscal 1998. As a result, sales of the Company's products have been and will continue to be influenced by the market acceptance of NetWare. NetWare faces substantial competition from other operating systems, including Microsoft's Windows NT, which the Company believes has a large and growing share of the worldwide market for client/server operating systems. If sales of NetWare decrease, Novell discontinues NetWare or discontinues bundling Btrieve with NetWare or if ISVs, VARs or their end users migrate to competing client/server operating system platforms, and the Company is not able to substantially increase sales of its products that run on competing client/server operating systems, the Company's business, operating results and financial condition would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  Although the latest versions of Pervasive.SQL, Btrieve, and Scalable SQL are designed to be Year 2000 compliant, an earlier release of Scalable SQL was not Year 2000 compliant. There can be no assurance that the Company's software products that are designed to be Year 2000 compliant contain all necessary date code changes. In addition, third party packaged client/server applications in which the Company's products are embedded, or for which the Company's products are separately licensed may not be Year 2000 compliant which may have an adverse impact on demand for the Company's products. As a result, the Company may incur increased expenses in migration issues for such customers.

  The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 issues could cause a significant number of companies, including current Company customers, to reevaluate their current software needs, and as a result switch to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

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

MANAGEMENT OF CHANGING BUSINESS

  The Company has recently experienced a period of significant revenue growth and an expansion in the number of its employees, the scope of its operating and financial systems and geographic area of its operations. In particular, the Company had a total of 220 employees at June 30, 1998, as compared to 168 at June 30, 1997. This growth has resulted in new and increased responsibilities for management and has placed a strain upon the Company's financial and other resources. The Company expects that continued expansion of international operations will lead to increased financial and administrative demands, such as increased operational complexity associated with expanded facilities, administrative burdens associated with managing an increasing number of relationships with foreign partners and expanded treasury functions to manage foreign currency risks. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, further develop its sales channels to penetrate different and broader markets and expand its support organization to accommodate growth in the Company's installed base. In addition, the Company will move its headquarters to new facilities in Austin, Texas in the second quarter of fiscal 1999. This move is expected to be a disruptive, time consuming and expensive process. The failure of the Company to manage its expansion effectively could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT; USE OF LICENSED TECHNOLOGY

  The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company licenses its database software products primarily under "shrink-wrap" licenses (i.e., licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package. However, the Company believes that such measures afford only limited protection. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the copyrights and trade secrets owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. Embedded software products, like those offered by the Company, can be especially susceptible to software piracy. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the U.S.

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

CONTROL OF COMPANY BY OFFICERS AND DIRECTORS

  As of June 30, 1998 the executive officers, directors and their affiliates in the aggregate beneficially owned approximately 60% of the Common Stock. As a result, acting together these stockholders will be able to exercise effective control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Some of the statements in the "Letter to Stockholders" in the Annual Report and this Report on Form 10-K under "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements include statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Prospectus.

  In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Prospectus to conform such statements to actual results.

ITEM 2.  PROPERTIES

  The Company expects to move its headquarters from its current facility of approximately 46,000 square feet to a new facility of approximately 70,000 square feet in October 1998. The new facility will provide additional space and expansion options to accommodate future growth at rental rates per square foot consistent with the current facility. This new facility is leased through September 2008. The Company expects to incur approximately $2 million in capital expenditures and increased rent expense in fiscal 1999 as a result of the move. The Company currently leases other domestic offices in California, Illinois and Tennessee, as well as international offices in Frankfurt, Paris, Brussels, Dublin, London, Hong Kong and Tokyo.

ITEM 3.  LEGAL PROCEEDINGS

 The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

  The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the biographical summaries of the executive officers of the Company as of September 28, 1998:

The executive officers and directors of the Company, and their ages as of September 28, 1998, are as follows:

        NAME                AGE                  POSITION
--------------------------  ---   -------------------------------------------
Ron R. Harris.............   45   President, Chief Executive Officer and
                                  Director
James R. Offerdahl........   42   Chief Operating Officer and Chief Financial
                                  Officer
Robert J. Adams, Jr.......   39   Vice President, Worldwide Marketing
Scott Bleakley............   42   Vice President, Corporate Development
Casey G. A. Leaman........   51   Vice President, Worldwide Sales
Marcus D. Marshall........   46   Vice President, Customer Engineering

  Ron R. Harris has served as President and Chief Executive Officer for the Company since its inception and as a director since June 1995. He has also served as the Company's acting Vice President of Research and Development since May 1997. Prior to joining the Company, Mr. Harris served as a Vice President of Citrix Systems, Inc., a developer of thin-client/server software, from October 1990 to May 1993. Mr. Harris received his B.S. in Computer Science from Vanderbilt University and an M.B.A. from the University of Texas at Austin.

  James R. Offerdahl has served as the Company's Chief Operating Officer, Chief Financial Officer and Secretary since September 1998. In addition, Mr. Offerdahl served as Chief Financial Officer, Vice President, Finance and Administration and Secretary from October 1996 to September 1998. From May 1993 to September 1996, Mr. Offerdahl served as Chief Financial Officer and Vice President, Administration of Tivoli Systems Inc., a provider of enterprise systems management solutions, acquired by IBM in March 1996. From April 1991 to May 1993, Mr. Offerdahl served as Vice President, Finance and Administration of InterFlo Medical, a medical device company that was acquired by Baxter Healthcare Corporation in April 1992. Mr. Offerdahl received a B.S. in Accounting from Illinois State University and an M.B.A. from the University of Texas at Austin.

  Robert J. Adams, Jr. has served as the Company's Vice President, Worldwide Marketing since April 1996. In addition, Mr. Adams served as Vice President, Marketing and Inside Sales from August 1996 to December 1997.

Prior to joining the Company, Mr. Adams served as President and Chief Executive Officer of Adams & Co., Inc., a consulting company, from October 1995 to April 1996. From January 1993 to October 1995, Mr. Adams served as President and Chief Executive Officer of Business Matters, Inc., a software development company. From March 1984 to January 1993, Mr. Adams served in various capacities at Lotus Development Corporation, a software development company, most recently as Director of the Database Products Group. Mr. Adams currently serves as a director of PC Build, Inc., a privately held hardware manufacturing company. Mr. Adams received a B.S. in Industrial Engineering from Purdue University and an M.B.A. from Babson College.

  Scott Bleakley has served as the Company's Vice President, Corporate Development since April 1998. Prior to joining the Company, Mr. Bleakley served as Vice President of Business Development of Tivoli Systems, Inc. Prior to Tivoli, Mr. Bleakley served in a number of positions at IBM over a 6 year period where he most recently served as the Sales Operations Executive for the RS/6000 product line in the U.S. and Canada. Mr. Bleakley received a B.A. in Economics from Ohio Wesleyan University and an M.B.A. from Miami University.

  Casey G. A. Leaman has served as the Company's Vice President, Worldwide Sales since January 1998. Previously, Mr. Leaman served as Vice President, International Sales from February 1997 to December 1997. Prior to joining the Company, Mr. Leaman served as Vice President, International Sales of CenterLine Software, Inc., a developer of compilers and software testing tools, from October 1995 to October 1996. Prior to that time, Mr. Leaman served as a director of Kanishka Systems PTE Ltd. (Singapore), a developer of document management software, from March 1994 to May 1995 and as President and Chief Operating Officer from January 1995 to May 1995. From August 1992 to January 1994, Mr. Leaman served as Regional Managing Director-Asia for a division of ASK Computer Systems Inc., a software developer. From March 1989 through June 1992, Mr. Leaman served in various roles at Lotus Development Corporation, including Regional General Manager-Asia & Australia. Mr. Leaman received a B.S. in Agricultural Business Management from Penn State University and an M.S. in Agricultural Economics from Purdue University.

  Marcus D. Marshall has served as the Company's Vice President, Customer Engineering since May 1997. He served as the Company's Vice President, Research and Development from November 1995 to May 1997 and as Vice President, Engineering and Technical Support from June 1995 to November 1995. Prior to joining the Company, Mr. Marshall served as Director of Engineering (U.S.) of Computer Resources International, a developer of software engineering environments, from February 1994 to June 1995. From November 1991 to February 1994, Mr. Marshall served as Vice President, Development of International Software Systems, Inc., a developer of software engineering and simulation software. Mr. Marshall received a B.S. and an M.S. in Electrical Engineering from Rice University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is traded on the Nasdaq National Market under the symbol PVSW. The Company completed its initial public offering and commenced trading on September 26, 1997. The following table sets forth the high and low closing sales prices of the Company's common stock from September 26, 1997 to June 30, 1998.

           Fiscal 1998              High                  Low
    -----------------------    --------------        --------------
       First Quarter*              $11.63                $11.00
       Second Quarter              $11.50                $ 7.00
       Third Quarter               $14.63                $ 6.75
       Fourth Quarter              $14.50                $10.38

   *Commencing September 26, 1997

     As of August 31, 1998, there were approximately 130 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder). The company believes it has in excess of 1,800 beneficial owners of its of its common stock.

     The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with ''Management's Discussion and Analysis of Financial Condition and Results of Operations,'' which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended June 30, 1996, 1997 and 1998 and the consolidated balance sheet data at June 30, 1997 and 1998 are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the periods ended June 30, 1994 and 1995 and the consolidated balance sheet data at June 30, 1994, 1995 and 1996 are derived from audited consolidated financial statements not included herein.

                                                          PERIOD FROM
                                                          JANUARY 12,
                                                              1994
                                                          (INCEPTION)                     YEAR ENDED JUNE 30,
                                                           TO JUNE 30     -------------------------------------------------
                                                              1994          1995          1996          1997         1998
                                                          -----------     ----------    ---------    ----------    --------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statements of Operations Data:
Revenues................................................  $       933     $  8,601      $  13,476    $  24,481    $  36,700
Costs and expenses:
 Cost of revenues and technical support.................          424        1,997          2,605        3,310        5,292
 Sales and marketing....................................          216        3,864          6,998       10,034       15,438
 Research and development...............................        2,303        2,399          4,477        5,996        9,556
 General and administrative.............................          198          996          2,505        2,886        3,070
                                                          -----------     ----------    ---------    ----------    --------
Total costs and expenses................................        3,141        9,256         16,585       22,226       33,356
                                                          -----------     ----------    ---------    ----------    --------
Operating income (loss).................................       (2,208)        (655)        (3,109)       2,255        3,344
 Interest and other income..............................            5           86             99           55          573
 Provision for income taxes.............................           --         (129)          (170)        (593)      (1,101)
 Minority interest in (earnings) loss of subsidiary.....           --           89            (25)        (127)         (94)
                                                          -----------     ----------    ---------    ----------    --------
Net income (loss).......................................  $    (2,203)    $   (609)     $  (3,205)   $   1,590     $  2,722
                                                          ===========     ==========    =========    ==========    ========
Basic earnings per share................................                                             $    1.90     $   0.26
                                                                                                     ==========    ========
Diluted earnings per share..............................                                             $    0.12     $   0.18
                                                                                                     ==========    ========
Shares used in computing basic earnings per share.......                                                   835       10,468
                                                                                                     ==========    ========
Shares used in computing diluted earnings per share.....                                                13,080       14,741
                                                                                                     ==========    ========



                                                                                 JUNE 30,
                                                          -------------------------------------------------------
                                                           1994       1995        1996         1997        1998
                                                          -------    -------    --------     -------     --------
                                                                              (IN THOUSANDS)
Consolidated Balance Sheet Data:
Working capital.........................................  $ 1,281    $ 5,740    $  1,768     $ 1,560      $19,815
Total assets............................................    2,937      8,480       7,471      10,445       32,643
Long-term liabilities, net of current portion...........      958      1,006         621          --           --
Redeemable convertible preferred stock..................       --      4,026       4,026       4,026           --
Total stockholders' equity (deficit)....................    1,562      1,061      (2,083)       (394)      23,979

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this Report on Form 10-K and in the Annual Report that are not purely historical statements are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. See "Risk Factors that May Affect Future Results," "Special Note Regarding Forward-Looking Statements" and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

OVERVIEW

     Pervasive is a worldwide provider of ultra-light, embedded database and information management software for packaged client/server applications. The software is designed for integration by independent software vendors ("ISVs") into packaged applications that are deployed in environments without a dedicated database administrator ("DBA"). The Company's Pervasive.SQL(TM) database engine, which combines high performance transactional and industry-standard relational data access, enables ISVs to deliver easy-to-use, reliable and cost-effective applications to end users. As a result, end users can concentrate on running their businesses instead of managing the database underlying their applications. This is particularly critical in the large number of zero DBA or Z-DBA(TM) environments typically found in small and mid-sized businesses or departments of large organizations that lack the information technology infrastructure or personnel required to deploy and support client/server applications.

     The Company derives its revenues primarily from shrink-wrap licenses through ISVs, VARs and distributors and from OEM license agreements with ISVs. Additionally, the Company generates revenues from user count upgrades as well as from upgrades to client/server environments from single user workstation or peer-to-peer environments. Shrink-wrap license fees depend on both the user count of the license and whether the license is for the Company's client- or server-based products. The Company's OEM licensing program offers ISVs volume discounts and specialized technical support, training and consulting in exchange for embedding the Company's products in packaged applications and paying to the Company a royalty based on sales of the applications.

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

     On February 9, 1998, the Company announced the introduction of Pervasive.SQL(TM), an enhanced database software product that enables packaged client/server applications to simultaneously access a single database engine with both high volume transactional processing and industry-standard SQL capabilities. The software is designed for integration by ISVs into packaged client/server and Internet-based applications that are deployed in Z-DBA environments. Pervasive.SQL delivers improved performance, simplified installation and maintenance, low cost of ownership and compatibility with existing Btrieve- and Scalable SQL - based applications. The Company began shipping Pervasive.SQL in February of 1998.

     Prior to the release of Pervasive.SQL, the Company derived substantially all of its revenues from the license of its Btrieve and Scalable SQL products. The Company expects that its future operating results will become increasingly dependent upon market acceptance of its recently announced Pervasive.SQL product and anticipates that revenues from the license of Btrieve and Scalable SQL will decrease accordingly. The pace and timing of market acceptance of Pervasive.SQL is largely dependent upon factors such as the product development cycles of ISVs and VARs who embed the Company's products into third party packaged software applications. As a result, the Company expects to continue to derive a significant portion of its revenues from the license of Btrieve and Scalable SQL in the near term and there can be no assurance as to whether or when Pervasive.SQL will achieve sustainable market acceptance. A low demand for, or low or delayed market acceptance of the Company's Pervasive.SQL product as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition. Although the Company recognized revenue in the third and fourth quarters of 1998 related to initial sales of Pervasive.SQL, such sales may have been attributable to one-time upgrades from earlier versions of the Company's products, favorable upgrade pricing by the Company or other factors. As Pervasive.SQL has only recently been released, there can be no assurance that future sales will continue at initial rates. See "Risk Factors that May Affect Future Results."

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in the Company's consolidated statements of operations:

                                                                          YEAR ENDED JUNE 30,
                                                                      --------------------------
                                                                        1996      1997     1998
                                                                      -------   -------  -------
Revenues.............................................................     100%      100%     100%
Costs and expenses:
 Cost of revenues and technical support..............................      19        14       14
 Sales and marketing.................................................      52        41       42
 Research and development............................................      33        24       26
 General and administrative..........................................      19        12        9
                                                                      -------   -------  -------
Total costs and expenses.............................................     123        91       91
                                                                      -------   -------  -------
Operating income.....................................................     (23)        9        9

 Interest and other income...........................................       1        --        1
                                                                      -------   -------  -------
Income before income taxes and minority interest.....................     (22)        9       10

 Provision for income taxes..........................................      (2)       (2)      (3)
 Minority interest in earnings of subsidiary.........................      --        (1)      --
                                                                      -------   -------  -------
Net income...........................................................     (24)%       6%     7%
                                                                      =======   =======  ======


Revenues

     The Company's revenues were $13.5 million, $24.5 million and $36.7 million for the fiscal years ended June 30, 1996, 1997 and 1998, respectively, an increase of 81% from fiscal 1996 to 1997, and 50% from fiscal 1997 to 1998. The increase in the Company's revenues was attributable primarily to increased market acceptance of the Company's products, principally licenses of the Company's software operating on Windows NT, introduction of Pervasive.SQL and expansion of its worldwide sales organization. In addition, the increase in revenues from 1996 to 1997 was also attributable to market acceptance of price increases for most products instituted in June 1996. Although the Company's revenues have increased in recent periods, there can be no assurance that revenues will grow in future periods, that they will grow at past rates or that the Company will remain profitable on a quarterly or annual basis in the future.

     Licenses of the Company's software operating on Windows NT or other Microsoft operating systems increased to approximately 45% of the Company's revenues in fiscal 1998 from approximately 36% in the prior year. Licenses of the Company's software operating on NetWare represented approximately 48% of revenues in fiscal 1998, as compared to 58% in the prior year. The Company believes that the increase in the percentage of revenues attributable to licenses of the Company's products operating on Windows NT and other Microsoft operating systems is due both to increased market acceptance of the Company's products operating on Microsoft platforms and to the increased market penetration of Microsoft platforms relative to other operating systems. The Company expects that the percentages of its revenues attributable to licenses of its software operating on particular platforms will continue to change from time to time and there can be no assurance that the Company's revenues attributable to licenses of its software operating on Windows NT, or any other operating system platform, will grow in the future, or at all.

     International revenues, consisting of all revenues from customers located outside of North America, were $5.7 million, $8.3 million and $14.2 million in fiscal 1996, 1997 and 1998, representing 43%, 34% and 39% of total revenues, respectively. The increase in dollar amount in each period was primarily attributable to expansion of the Company's international sales organization, particularly in Europe. The decrease in international revenues as a percentage of revenues from fiscal 1996 to 1997 was primarily due to the increasing contribution to revenues from the Company's domestic OEM licensing program and, to a lesser extent, from the June 1996 price increase. The Company believes that revenues from international markets represent a significant opportunity and expects that international revenues may account for an increasing portion of its revenues in the future as the Company expands internationally, primarily in Europe and Japan, but also in other areas of the world. See "Risk Factors That May Affect Future Results--Risks Associated with International Sales and Operations" and Note 14 of Notes to Consolidated Financial Statements.

     In February 1998, the Company began marketing certain complementary third-party products through its channel. Those third-party products now include Crystal Reports, an industry standard report writer from Seagate Software that allows end users to generate sophisticated reports on their Pervasive.SQL, Btrieve or Scalable SQL databases, and powerful data conversion tools from Data Junction Corporation, which enable software developers to quickly and easily transfer data from other sources into a Pervasive.SQL database. Revenue from third party products was not significant in fiscal 1998.

Costs and Expenses

     Cost of Revenues and Technical Support. Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for the Company's shrink wrap software products and the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase. Cost of revenues and technical support was $2.6 million, $3.3 million and $5.3 million in fiscal 1996, 1997 and 1998, representing 19%, 14% and 14% of revenues, respectively. The increase in cost of revenues and technical support in each period was attributable to increased sales volume and increased technical support personnel in the U.S. and in Europe. The Company anticipates that cost of revenues and technical support will continue to increase in dollar amount as the Company expands its international operations, particularly in Japan, and provides technical support for additional products. Such costs could vary as a percentage of revenues relative to comparable periods in prior years.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment, marketing programs and promotional expenses. Sales and marketing expenses were $7.0 million, $10.0 million and $15.4 million in fiscal 1996, 1997 and 1998, representing 52%, 41% and 42% of revenues, respectively. The increase in dollar amounts from fiscal 1996 to 1997 was primarily attributable to increased costs associated with hiring additional sales and marketing personnel and, to a lesser extent, increased infrastructure costs associated with foreign sales office expansion, partially offset by a reduction of approximately $1.2 million in marketing costs associated with the Company's shift away from advertising toward more direct mail oriented lead generation activities. Sales and marketing expenses decreased as a percentage of revenues in fiscal 1997 primarily because of significant revenue growth that outpaced sales and marketing expenditures. The increase in dollar amounts from fiscal 1997 to 1998 was primarily due to increased costs associated with hiring additional sales and marketing personnel, the initial promotion of Pervasive.SQL and increased infrastructure costs associated with foreign sales office expansion. The Company expects that sales and marketing expenses will continue to increase in dollar amount as the Company continues to promote Pervasive.SQL and its other products, hire additional sales and marketing personnel, increase lead generation activities and expand its international operations. Sales and marketing expenses are likely to continue to fluctuate as a percentage of revenues due to the timing of costs associated with new product releases and international expansion.

     Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $4.5 million, $6.0 million and $9.6 million in fiscal 1996, 1997 and 1998, representing 33%, 24% and 26% of revenues, respectively. The increase in dollar amount each period was primarily due to the increased hiring of, and contracting with, additional research and development personnel. Research and development expenses decreased as a percentage of revenues in fiscal 1997 primarily because of significant revenue growth that outpaced research and development expenditures. The Company anticipates that it will continue to devote substantial resources to research and development and that such expenses will continue to increase in dollar amount.

     Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods, and, accordingly, the Company charged all software development costs to research and development expenses.

     In March 1998, the Company announced a joint development initiative with Oracle Corporation to enable application developers to create and deploy a single application for both small businesses and large corporations without substantial code changes. The joint development effort should also allow existing packaged application providers to migrate their solutions to Pervasive and Oracle databases. Research and development expenses related to the joint development initiative with Oracle were not material for the year ended June 30, 1998, however, these expenses are expected to increase in the future.

     General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of the Company's finance, human resources, information systems and administrative departments. General and administrative expenses were $2.5 million, $2.9 million and $3.1 million in fiscal 1996, 1997 and 1998, representing 19%, 12% and 9% of revenues, respectively. The increase in dollar amount in each period was primarily due to the increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations, both domestically and internationally. General and administrative expenses decreased as a percentage of revenue in each period primarily because of significant revenue growth that outpaced general and administrative expenditures. The Company believes that its general and administrative expenses will increase in dollar amount in the future as the Company's administrative staff expands to support its growing worldwide operations and as a result of an increase in expenses associated with being a public company.

     Provision for Income Taxes. Provision for income taxes was approximately $170,000, $593,000 and $1.1 million in fiscal 1996, 1997 and 1998 respectively.
The Company's effective tax rates were 26% and 28% for fiscal 1997 and 1998, respectfully. Tax expense in fiscal 1996, and an insignificant portion of the tax expense in fiscal 1997 and 1998, represents withholding taxes paid or accrued to be paid to foreign countries on royalties earned by the Company. The increase in the Company's effective tax rate for fiscal year 1998 is primarily due to increased foreign taxes associated with the Company's increased operations overseas.

     The Company believes that, based on a number of factors, it is more likely than not that a substantial amount of the Company's deferred tax assets may not be realized. These factors include a limited history of profitability, recent increases in expense levels to support the Company's growth, the lack of carryback capacity to realize the deferred tax assets and the fact that the Company operates in an intensely competitive market subject to rapid change. Accordingly, the Company has recorded a valuation allowance to the extent deferred tax assets exceed the potential benefit from carryback of deferred items to offset current or prior year taxable income. The Company expects its effective tax rate will increase in the future once the Company's deferred tax asset is fully realized. See Note 4 of Notes to Consolidated Financial Statements.

QUARTERLY RESULTS FROM OPERATIONS

     The following table sets forth selected unaudited quarterly information for the Company's last eight fiscal quarters. The Company believes that this information has been prepared on the same basis as the audited consolidated financial statements appearing in Item 8 of this Form 10-K and believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below and present fairly the results of such periods when read in conjunction with the audited consolidated financial statements and notes thereto.

                                                                  QUARTER ENDED:
                               --------------------------------------------------------------------------------------
                               SEPT. 30   DEC. 31    MAR. 31    JUNE 30    SEPT. 30   DEC. 31    MAR. 31    JUNE 30
                                 1996       1996       1997       1997       1997       1997       1998       1998
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ...................   $  5,090   $  5,676   $  6,418   $  7,297   $  7,671   $  8,470   $  9,744   $ 10,815
Costs and expenses:
  Cost of revenues and
  technical support ........        734        744        861        971      1,164      1,230      1,277      1,621
  Sales and marketing ......      1,905      2,481      2,651      2,997      3,112      3,520      4,243      4,563
  Research and development .      1,120      1,204      1,691      1,981      2,251      2,292      2,511      2,502
  General and administrative        709        715        672        790        630        791        795        854
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total costs and expenses ...      4,468      5,144      5,875      6,739      7,157      7,833      8,826      9,540
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating income ...........        622        532        543        558        514        637        918      1,275
  Interest and other income          17         25         16         (3)       (19)       218        190        184
    (expense), net
  Provision for income taxes       (164)      (144)      (143)      (142)      (146)      (258)      (277)      (420)
  Minority interest in
    (earnings) loss of
    subsidiary..............        (17)       (23)       (44)       (43)       (19)       (22)       (17)       (36)
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income .................   $    458   $    390   $    372   $    370   $    330   $    575   $    814   $  1,003
                               =========  =========  =========  =========  =========  =========  =========  =========

Basic earnings per share ...   $   2.10   $   0.48   $   0.36   $   0.29   $   0.16   $   0.04   $   0.06   $   0.08
Diluted earnings per share .   $   0.03   $   0.03   $   0.03   $   0.03   $   0.02   $   0.04   $   0.05   $   0.07

AS A PERCENTAGE OF REVENUES:
Revenues....................       100%        100%       100%       100%       100%       100%       100%       100%
Costs and expenses:
  Cost of revenues and
    technical support.......        14          13         13         13         15         15         13         15
  Sales and marketing.......        38          44         42         41         41         42         44         42
  Research and development..        22          21         26         27         29         27         26         23
  General and administrative        14          13         11         11          8          9          8          8
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total costs and expenses....        88          91         92         92         93         93         91         88
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating income............        12           9          8          8          7          7          9         12
  Interest and other income
    (expense), net..........        --          --         --         --         --          3          2          1
  Provision for income taxes        (3)         (2)        (2)        (2)        (2)        (3)        (3)        (4)
  Minority interest in
    (earnings) loss of
    subsidiary..............        --          --         --         (1)        (1)        --         --         --
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income..................         9%          7%         6%         5%         4%         7%         8%         9%
                               =========  =========  =========  =========  =========  =========  =========  =========

     The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Such fluctuations may result in volatility in the price of the Company's common stock. The Company establishes its expenditure levels based on its expectations as to future revenue, and, if revenue levels are below expectations, expenses can be disproportionately high. As a result, a drop in near term demand for the Company's products could significantly affect both revenues and profits in any quarter. In the future, the Company's operating results may fluctuate for this reason or as a result of a number of other factors, including increased expenses, timing of product releases, increased competition, variations in the mix of sales, announcements of new products by the Company or its competitors and capital spending patterns of the Company's customers. As a result of these factors, there can be no assurance that the Company will be able to maintain profitability on a quarterly basis. See "Risk Factors That May Affect Future Results."

LIQUIDITY AND CAPITAL RESOURCES

     On September 25, 1997 the Company completed an initial public offering in which the Company sold 2,000,000 shares of common stock for net proceeds to the Company of $17.4 million, after deducting the underwriter's discount and expenses of the offering.

     In fiscal 1996, cash used in operations was $1.5 million. Cash provided by operations was $3.7 million and $3.0 million for fiscal 1997 and 1998, respectively. The decrease in cash generated by operations from fiscal 1997 to 1998 resulted primarily from increases in accounts receivable consistent with the increased sales volume during fiscal 1998.

     During fiscal 1998, the Company invested $4.9 million in marketable securities, consisting of various taxable and tax advantaged securities. In addition, the Company purchased property and equipment totaling approximately $840,000, $2.2 million and $2.4 million in fiscal 1996, 1997 and 1998, respectively, primarily computer hardware and software for the Company's growing employee base. The Company expects that its capital expenditures will increase when the Company moves to larger facilities and as the Company's employee base grows.

     The Company will move its headquarters from its current facility of approximately 46,000 square feet to a new facility of approximately 70,000 square feet in the second quarter of fiscal 1999. The new facility will provide additional space and expansion options to accommodate future growth at rental rates per square foot consistent with the current facility. The Company expects to incur approximately $2 million in capital expenditures and an increase in rent expense in fiscal 1999 as a result of the move.

     On February 10, 1998, the Company acquired an additional 15% ownership interest in its majority owned subsidiary, Pervasive Software Co., Ltd. (formerly known as Btrieve Technologies Japan, Ltd.), by acquiring stock held by minority shareholders for approximately $270,000 in cash. After the acquisition the Company holds 80.5% of the outstanding stock of Pervasive Software Co., Ltd.

     On February 13, 1998, the Company acquired Smithware, Inc. ("Smithware") a developer of database development and reporting components for Pervasive products. The Company acquired Smithware for approximately $390,000 consisting of $170,000 in cash, 23,752 shares of common stock of the Company valued at $160,000 and acquisition costs of $60,000, plus up to an additional $80,000 of cash and 47,502 shares of stock payable upon achievement of certain milestones in the future. In conjunction with the acquisition, the Company repaid Smithware's outstanding debts of approximately $110,000.

     At June 30, 1998 the Company had $19.8 million in working capital including $15.6 million in cash and cash equivalents and $4.9 million in marketable securities. The Company has a $4.0 million revolving line of credit with a bank, but has at no time borrowed under such line. The Company's line of credit contains certain financial covenants and restrictions as to various matters including the Company's ability to pay cash dividends and effect mergers or acquisitions without the bank's prior approval. The Company is currently in compliance with such financial covenants and restrictions. The Company has granted a first priority security interest in substantially all of its tangible assets as security for its obligations under its credit lines.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which changes the requirements for revenue recognition. In March 1998, the AICPA issued SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, "Software Revenue Recognition." The Company is required to adopt SOP 97-2 and SOP 98-4 in fiscal 1999. The Company believes that the adoption of the SOP will not have a material effect on its 1999 financial statements.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (Statement 130). This statement establishes standards for reporting and display of comprehensive income. The Company is required to adopt Statement 130 in fiscal 1999. The Company believes that the adoption of Statement 130 will not affect its results of operations or financial position, but will affect the disclosure of comprehensive items in the future.

     In June 1997, the FASB also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). Statement 131 establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. The Company is required to adopt Statement 131 in fiscal 1999. The Company believes that the adoption of Statement 131 will not affect its results of operations or financial position, and will not significantly affect the disclosure of segment information in the future.

YEAR 2000 COMPLIANCE

     The "Year 2000" issue results from an industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

     The Company's Year 2000 readiness plan for current versions of its products; Pervasive.SQL 7, Btrieve v6.15, Scalable SQL 4 and ODBC Interface v2 includes the following:

     1. Assessment - Take an inventory of products to be tested, survey third-party programs utilized, generate compliance plan, and define what compliance will mean.
     2.  Implementation - Devise upgrades to correct any Year 2000 issues.
     3.  Validation - Test and debug current versions of products.
     4. Contingency planning - Plan to implement in the event that the Company does not achieve Year 2000 compliance by January 1, 2000.

     The Company has essentially completed all phases of its plan, except for contingency planning, with respect to the current versions of all of its products. As a result, each of the current versions of its products was found to have no known Year 2000 limitations, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine are also Year 2000 compliant. An earlier release of Scalable SQL is not Year 2000 compliant and several other earlier versions of the Company's products have not been tested for Year 2000 compliance. These earlier versions of the Company's products are no longer supported by Pervasive Software. The Company recommends upgrading to the current version of its products if customers have any concerns.

Pervasive has defined "Year 2000 Compliant" as the ability to:

     1. Correctly handle date information needed for the transition from December 31, 1999 to January 1, 2000.
     2. Function according to the product documentation provided for this date change, without changes in operation resulting from the approaching new century, assuming correct configuration.
     3. Where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner.
     4. If the date elements in interfaces and data storage specify the century, store and provide output of date information in ways that are unambiguous as to century.
     5.  Recognize Year 2000 as a leap year.

     Third-party applications which utilize Pervasive products can still be written that do not take advantage of the Year 2000 capabilities of Pervasive's products. Pervasive does not currently have any information concerning the Year 2000 compliance status of its customers or third-party vendors who imbed or resell Pervasive's products. If Pervasive's current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures away from software products such as those offered by the Company to address Year 2000 issues, the Company's business, operating results, or financial condition could be materially adversely affected.

     Pervasive has not specifically tested software licensed from third parties that is marketed through the Company's channel, but the Company has received warranties and representations from its vendors that licensed software is Year 2000 Compliant. Despite testing by Pervasive and current and potential customers, and assurances from developers of products incorporated into Pervasive's products, the Company's products may contain undetected errors or defects associated with Year 2000 date functions. Unknown errors or defects in Pervasive's products could result in loss of revenues or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's internal systems include both its information technology ("IT") and non-IT systems (such as its security system, building equipment, and embedded microcontrollers). The Company has initiated an informal Year 2000 compliance project to assess its material internal IT systems and its non-IT systems. The project encompasses two major areas of Pervasive's internal IT structure. The technical services area, including all hardware, operating system, and standard application issues, and the applications area, including all corporate database, accounting and custom applications. To the extent that the Company is not able to test the technology provided by third-party vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 Compliant. Although Pervasive is not currently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal IT and non-IT systems. The Company plans to formalize its internal IT and non-IT Year 2000 readiness plan beginning January 1999. The Company anticipates that a majority of the existing Year 2000 issues will be eliminated by this time and it believes that this time frame will provide adequate time to resolve any remaining material issues.

     The Company has funded its Year 2000 plan from operating cash flows and has not separately accounted for these costs in the past, nor does the Company have specific dollars budgeted for the project as the costs are not considered to be material. Pervasive has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 compliance of its critical operations. The cost of developing and implementing such a plan may itself be material.


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The majority of the Company's operations are based in the U.S. and, accordingly, the majority of its transactions are denominated in U.S. Dollars. However, the Company does have foreign based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Japan, Germany, France, Ireland, England, Belgium, and Hong Kong and conducts transactions in the local currency of each location. In fiscal 1998 the U.S. Dollar strengthened against the Japanese Yen. Had the U.S. Dollar to Japanese Yen rate remained unchanged throughout fiscal 1998, the result would have been an increase in revenue and operating income of approximately $430,000 and $220,000, respectively. The impact of fluctuations in the relative value of other currencies was not material for fiscal 1998.

     The Company monitors its foreign currency exposure and, from time to time will attempt to reduce its exposure through hedging. At June 30, 1998, the Company had two offsetting foreign currency contracts outstanding with notional amounts of approximately $224,000. Such contracts mature in March 1999. Gains and losses on foreign currency hedging were not material to the consolidated financial statements for years ending June 30, 1996, 1997 and 1998.

     Pervasive is subject to interest rate risk on its cash and marketable securities investments, however, this risk is limited as the Company's investment policy requires the Company to invest in short-term securities and maintain an average maturity of one year or less.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants' Annual Meeting of Stockholders to be Held on November 4, 1998. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended June 30, 1998. For information regarding executive officers of the Company, see the Information appearing under the caption "Executive Officers of the Registrant" in Part I, Item 4a of this Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation and Related Information" of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors.........................................     F-2
Consolidated Balance Sheets at June 30, 1997 and 1998..................     F-3
Consolidated Statements of Operations for each of the
   three years in the period ended June 30, 1998.......................     F-4
Consolidated Statements of Changes in Redeemable Convertible
   Preferred Stock and Stockholders' Equity (Deficit) for
   each of the three years in the period ended June 30, 1998...........     F-5
Consolidated Statements of Cash Flows for each of the three
   years in the period ended June 30, 1998.............................     F-6
Notes to the Consolidated Financial Statements.........................     F-7

(a)(2)   FINANCIAL STATEMENT SCHEDULES

     Schedule II - Valuation and Qualifying Accounts is filed on page S-1 of this Report on Form 10-K.

     All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(a)(3)   EXHIBITS

3.1*     Restated Certificate of Incorporation
3.2*     Bylaws of the Company
4.1*     Reference is made to Exhibits 3.1, 3.2 and 4.3
4.2*     Specimen Common Stock certificate
4.3* Investors' Rights Agreement dated April 19, 1995, between the Company and the investors named therein
10.1*    Form of Indemnification Agreement
10.2*    1997 Stock Incentive Plan
10.3*    Employee Stock Purchase Plan
10.4*    First Amended and Restated 1994 Incentive Plan
10.5* Amendment and Restatement of Credit Agreement dated March 31, 1997 between the Company and Texas Commerce Bank National Association (now known as Chase Bank of Texas, National Association)
10.6* Lease Agreement dated October 5, 1994 between the Company and Colina West Limited
10.7* First Amendment to Lease Agreement dated September 8, 1995 between the Company and Colina West Limited
10.8* Sublease Agreement dated December 10, 1996 between the Company and Reynolds, Loeffler & Dowling, P.C.
10.9* Joint Venture Agreement dated March 26, 1995 between the Company and Novell Japan, Ltd., AG Tech Corporation and Empower Ltd.
10.10 Lease agreement dated April 2, 1998 between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park

10.11 Amendment and Restatement of Credit Agreement and Promissory Note dated February 28, 1998 between the Company and Chase Bank of Texas, National Association
21.1     Subsidiaries of the registrant
23.1     Consent of Ernst & Young LLP, Independent Auditors
27.1     Financial Data Schedule

*Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

(b)      REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended June 30, 1998.

(c)      EXHIBITS

See (a)(3) above.

(d)      FINANCIAL STATEMENT SCHEDULE

See (a)(2) above.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PERVASIVE SOFTWARE INC.
                                       (Registrant)



                                       By: /s/ RON R. HARRIS
                                          -----------------------------------
                                          Ron R. Harris
                                          President and Chief Executive officer

                                       September 28, 1998
                                       ---------------------------------------
                                       Date


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  SIGNATURE                 TITLE                               DATE

/s/ RON R. HARRIS           President and Chief Executive     September 28, 1998
-------------------------   Officer
Ron R. Harris               (Principal Executive Officer)


/s/ JAMES R. OFFERDAHL      Chief Operating Officer and       September 28, 1998
-------------------------   Chief Financial Officer
James R. Offerdahl          (Principal Financial and
                            Accounting Officer)



/s/ NANCY R. WOODWARD       Director and Chairman             September 28, 1998
-------------------------   of the Board
Nancy R. Woodward


/s/ JOSEPH C. ARAGONA       Director                          September 28, 1998
-------------------------
Joseph C. Aragona


/s/ DAVID A. BOUCHER        Director                          September 28, 1998
-------------------------
David A. Boucher


/s/ DAVID R. BRADFORD       Director                          September 28, 1998
-------------------------
David R. Bradford


/s/ SHELBY H. CARTER, JR.   Director                          September 28, 1998
-------------------------
Shelby H. Carter, Jr.

                            PERVASIVE SOFTWARE INC.
                              FINANCIAL STATEMENTS

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                PAGE
                                                                            ----

Report of Independent Auditors...............................................F-2
Consolidated Balance Sheets at June 30, 1997 and 1998........................F-3
Consolidated Statements of Operations for each of the three years in the period ended June 30, 1998...........................................F-4
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock
 and Stockholders' Equity (Deficit) for each of the three years in the period ended June 30, 1998....... ..........................................F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1998...........................................F-6
Notes to Consolidated Financial Statements...................................F-7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Pervasive Software Inc.

We have audited the accompanying consolidated balance sheets of Pervasive Software Inc. and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pervasive Software Inc. and Subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                    /s/ Ernst & Young LLP

Austin, Texas
July 17, 1998

                            PERVASIVE SOFTWARE INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                               JUNE 30,
                                                                    ------------------------------
                                                                       1997                1998
                                                                    ----------          ----------
ASSETS
Current assets:
   Cash and cash equivalents, including interest bearing
     investments of $3,075 in 1997 and $15,130 in 1998............     $ 4,058             $15,587
   Marketable securities..........................................           -               4,943
   Trade accounts receivable, net of allowance for doubtful
     accounts of $100 in 1997 and $300 in 1998....................       2,803               5,304
   Inventory......................................................         105                 350
   Deferred income taxes..........................................         157                 546
   Prepaid expenses and other current assets......................         555               1,370
                                                                    ----------          ----------
Total current assets..............................................       7,678              28,100
Property and equipment, net.......................................       2,664               3,667
Other assets......................................................         103                 876
                                                                    ----------          ----------
Total assets......................................................     $10,445             $32,643
                                                                    ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Trade accounts payable.........................................     $ 1,052             $ 1,382
   Accrued payroll and payroll related costs......................         517                 966
   Other accrued expenses.........................................       2,273               2,710
   Deferred revenue...............................................       1,267               1,929
   Income taxes payable...........................................         301               1,140
   Deferred royalty payable - Novell..............................         708                 158
                                                                    ----------          ----------
Total current liabilities.........................................       6,118               8,285
Minority interest in subsidiary...................................         695                 379
Redeemable convertible preferred stock............................       4,026                   -
Stockholders' equity (deficit):
   Preferred stock................................................       3,915                   -
   Common stock, $0.001 par value;
     Authorized - 75,000,000 shares;
     issued and outstanding - 1,391,611 shares in 1997 and
     13,347,724 shares in 1998....................................         205              26,270

       Accumulated deficit........................................      (4,514)             (2,291)
                                                                    ----------          ----------

Total stockholders' equity (deficit)..............................        (394)             23,979
                                                                    ----------          ----------
Total liabilities and stockholders' equity........................     $10,445             $32,643
                                                                    ==========          ==========

                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                    YEAR ENDED JUNE 30,
                                                   ----------------------------------------------------------
                                                       1996                    1997                    1998
                                                   ----------               ---------              ----------

Revenues...................................           $13,476                 $24,481                 $36,700
Costs and expenses:
 Cost of revenues and technical support....             2,605                   3,310                   5,292
 Sales and marketing.......................             6,998                  10,034                  15,438
 Research and development..................             4,477                   5,996                   9,556
 General and administrative................             2,505                   2,886                   3,070
                                                   ----------               ---------              ----------
Total costs and expenses...................            16,585                  22,226                  33,356
                                                   ----------               ---------              ----------
Operating income (loss)....................            (3,109)                  2,255                   3,344

 Interest and other income.................                99                      55                     573
                                                   ----------               ---------              ----------
Income (loss) before income taxes and
 minority interest.........................            (3,010)                  2,310                   3,917


 Provision for income taxes................              (170)                   (593)                 (1,101)
 Minority interest in earnings of
   subsidiary, net of income taxes.........               (25)                   (127)                    (94)
                                                   ----------               ---------              ----------
Net income (loss)..........................           $(3,205)                $ 1,590                 $ 2,722
                                                   ==========               =========              ==========

Basic earnings per share...................                                     $1.90                   $0.26
                                                                            =========              ==========
Diluted earnings per share.................                                     $0.12                   $0.18
                                                                            =========              ==========


                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE
               PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     STOCKHOLDERS' EQUITY (DEFICIT)
                                                    ----------------------------------------------------------------
                                   REDEEMABLE                                                            TOTAL
                                   CONVERTIBLE                                                        STOCKHOLDERS'
                                   PREFERRED         PREFERRED                        ACCUMULATED        EQUITY
                                     STOCK            STOCK         COMMON STOCK        DEFICIT         (DEFICIT)
                                  ------------      ----------     --------------    -------------   --------------
Balances at June 30, 1995........      $ 4,026         $ 3,915            $     -          $(2,854)         $ 1,061
  Foreign currency translation
   adjustment....................            -               -                  -               61               61
  Net loss.......................            -               -                  -           (3,205)          (3,205)
                                  ------------      ----------     --------------    -------------   --------------
Balances at June 30, 1996........        4,026           3,915                  -           (5,998)          (2,083)

  Issuance of 1,389,611 shares of
   common stock pursuant to the
   exercise of stock options.....            -               -                205                -              205
  Foreign currency translation
   adjustment....................            -               -                  -             (106)            (106)
  Net income.....................            -               -                  -            1,590            1,590
                                  ------------      ----------     --------------    -------------   --------------
Balances at June 30, 1997........        4,026           3,915                205           (4,514)            (394)

  Conversion of 9,713,132 shares
   of preferred stock............       (4,026)         (3,915)             7,941                -            4,026
  Issuance of 2,000,000 shares of
   common stock,  net of issuance
   costs of $1,168...............            -               -             17,432                -           17,432
  Issuance of 23,752 shares of
   common stock in purchase of a
   business......................            -               -                162                -              162
  Acquisition of 74,012 treasury
   shares, cumulative treasury
   shares of 74,012 and cost of
   $10 at  June 30, 1998.........            -               -                (10)               -              (10)
  Issuance of 249,699 shares of
   common stock pursuant to the
   exercise of stock options.....            -               -                170                -              170
  Issuance of 43,542 shares of
   common stock pursuant to the
   employee stock purchase plan..            -               -                370                -              370
  Foreign currency translation
   adjustment, cumulative amount
   of $(586) at June 30, 1998....            -               -                  -             (499)            (499)
  Net income.....................            -               -                  -            2,722            2,722
                                  ------------      ----------     --------------    -------------   --------------
Balances at June 30, 1998........      $     -         $     -            $26,270          $(2,291)         $23,979
                                  ============      ==========     ==============    =============   ==============


                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                    YEAR ENDED JUNE 30,
                                                              -------------------------------------------------------------
                                                                    1996                  1997                  1998
                                                              -----------------     -----------------     -----------------
CASH FROM OPERATING ACTIVITIES
 Net income (loss)...........................................           $(3,205)              $ 1,590              $  2,722
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization..............................               575                   749                 1,442
  Non cash compensation expense pursuant to employee
   stock purchase plan.......................................                 -                     -                   469
  Deferred income tax benefit................................                 -                  (157)                 (782)
  Other non cash items.......................................               132                     6                   110
  Change in current assets and liabilities:
   Increase in current assets................................            (1,663)                  (16)               (3,602)
   Increase in accounts payable and accrued liabilities......               878                 2,085                 2,017
   Increase (decrease) in deferred revenue...................             1,738                  (525)                  662
                                                              -----------------     -----------------     -----------------
Net cash provided by (used in) operating activities..........            (1,545)                3,732                 3,038

CASH FROM INVESTING ACTIVITIES
 Purchase of property and equipment..........................              (843)               (2,161)               (2,421)
 Purchase of marketable securities...........................                 -                     -               (23,393)
 Proceeds from sale of marketable securities.................                 -                     -                18,450
 Purchase of business, net of cash acquired..................                 -                     -                  (333)
 Purchase of minority interest...............................                 -                     -                  (266)
 Increase in other assets....................................                 -                     -                   (60)
                                                              -----------------     -----------------     -----------------
Net cash used in investing activities........................              (843)               (2,161)               (8,023)

CASH FROM FINANCING ACTIVITIES
 Proceeds from issuance of stock, net of issuance costs......                 -                     -                17,432
 Purchase of treasury stock..................................                 -                     -                   (10)
 Payment of royalty to Novell................................                 -                  (370)                 (570)
 Proceeds from exercise of stock options.....................                 -                   205                   170
                                                              -----------------     -----------------     -----------------
Net cash provided by (used in) financing activities..........                 -                  (165)               17,022
Effect of exchange rate changes on cash and cash
 equivalents.................................................                31                   (87)                 (508)
                                                              -----------------     -----------------     -----------------
Increase (decrease) in cash and cash equivalents.............            (2,357)                1,319                11,529
Cash and cash equivalents at beginning of year...............             5,096                 2,739                 4,058
                                                              -----------------     -----------------     -----------------
Cash and cash equivalents at end of year.....................           $ 2,739               $ 4,058              $ 15,587
                                                              =================     =================     =================

                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 JUNE 30, 1998


1. THE COMPANY

   Pervasive Software Inc. (the Company), is a leading provider of ultra light embedded database software designed to enable the cost-effective development, deployment and support of low-maintenance packaged client/server applications. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

   On September 25, 1997 the Company completed an initial public offering in which the Company sold 2,000,000 shares of common stock for net proceeds to the Company of $17.4 million, after deducting the underwriters' discount and other costs of the offering.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Revenue Recognition

   The Company licenses its software through OEM license agreements with independent software vendors (ISVs) and through shrink-wrap software licenses, sold through ISVs, value-added resellers (VARs) and distributors. Revenues are generally recognized from the license of software upon the later of shipment or when all significant vendor obligations have been satisfied. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are generally recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to the Company. The Company generally provides telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. When material, the Company accrues the cost of providing this support. Revenue from training is recognized when the related services are performed. The Company enters into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. The Company reserves for the cost of estimated sales returns, rotation and price protection rights as well as uncollectible accounts based on experience. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

 Software Development Costs

   Software development costs incurred by the Company in connection with its long-term development projects are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (Statement 86). The Company has not capitalized any internal costs through June 30, 1998 related to its software development activities.

 Advertising Costs

   The Company expenses costs of producing advertising and sales related collateral materials as incurred. Other production costs associated with direct mail programs, placement costs associated with magazine or other printed media and all direct costs associated with trade shows and other sales related events are expensed when the related direct mail is sent, advertising space is used or the event is held. These expenses in 1996, 1997 and 1998 were approximately $1,900,000, $700,000 and $700,000, respectively.

                            PERVASIVE SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Income Taxes

   Under the asset and liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

 Cash and Cash Equivalents

   Cash and cash equivalents include cash, certificates of deposit, and securities with original maturities less than ninety days when purchased.

 Marketable Securities

   Marketable securities have been classified as available-for-sale and such designation is reevaluated as of each balance sheet date. While the Company's intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. Realized gains and losses are recorded on the specific identification method. Unrealized gains and losses have been insignificant for all periods presented.

   All of the Company's marketable securities mature on or before June 30, 1999. All are stated at cost, which approximates fair market value as of June 30, 1997 and 1998, and consist of the following (in thousands):

                                                                JUNE 30,
                                                      --------------------------
                                                         1997            1998
                                                      ----------       ---------
        Marketable securities....................
          U.S. Government agencies...............        $     -          $3,907
          Municipal bonds........................              -           1,036
                                                      ----------       ---------
        Total....................................        $     -          $4,943
                                                      ==========       =========

 Inventory


   Inventories, consisting primarily of finished goods, are stated at the lower of cost (first in, first out) or market. The Company utilizes the services of fulfillment houses to manufacture, store, and ship inventory and process returned product. The Company does not take title to product in inventory until the point at which the product is packaged by the fulfillment houses and is available for shipping.


 Property and Equipment


   Property and equipment are stated at cost and are being depreciated over their estimated useful lives (2 to 5 years) using the straight-line method. Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter.

                            PERVASIVE SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Foreign Currency Transactions

   For the Company's foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in aggregate as a component of stockholders' equity. Gains and losses from foreign currency denominated transactions are included in other income (expense) and were not material in 1996, 1997 or 1998.

   Financial instruments, principally forward pricing contracts, are used by the Company in the management of its foreign currency exposures. Gains and losses on foreign currency transaction hedges are recognized in income when realized and offset the foreign exchange gains and losses on the underlying transactions. The Company does not hold or issue derivative financial instruments for trading purposes.

 Fair Value of Financial Instruments

   Cash equivalents, accounts receivable, accounts payable, accrued liabilities and other liabilities are stated at cost which approximates fair value due to the short-term maturity of these instruments.

 Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist of short-term investments, including marketable securities, and trade receivables. The Company's short-term investments, which are included in cash and cash equivalents and in marketable securities for reporting purposes, are placed with high credit quality financial institutions and issuers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Estimated credit losses are provided for in the financial statements and historically have been within management's expectations.

   For the year ended June 30, 1996, Distributor A accounted for $2,390,000 of the Company's total revenues. For the year ended June 30, 1997, Distributors A and B accounted for $2,530,000 and $4,530,000, respectively, of the Company's total revenues. For the year ended June 30, 1998, Distributor A accounted for $3,700,000 of the Company's total revenues. No other customers accounted for more than 10% of the Company's revenues during the years ended June 30, 1996, 1997 or 1998.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Stock-Based Compensation

   The Company has adopted the provisions of Financial Accounting Standards Statement No. 123, Accounting for Stock Based Compensation and has elected to account for its employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

                            PERVASIVE SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Net Income Per Share

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 (Statement 128), Earnings Per Share. Statement 128 replaced "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. All weighted average share and earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

 Recently Issued Accounting Standards

   In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which changes the requirements for revenue recognition. In March 1998, the AICPA issued SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, "Software Revenue Recognition." The Company is required to adopt SOP 97-2 and SOP 98-4 during the year ended June 30, 1999. The Company believes that the adoption of the SOP will not have a material effect on its 1999 financial statements.

   In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (Statement 130). This statement establishes standards for reporting and display of comprehensive income. The Company is required to adopt Statement 130 in fiscal 1999. The Company believes that the adoption of Statement 130 will not affect its results of operations or financial position, but will affect the disclosure of comprehensive items in the future.

   In June 1997, the FASB also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). Statement 131 establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. The Company is required to adopt Statement 131 in fiscal 1999. The Company believes that the adoption of Statement 131 will not affect its results of operations or financial position, and will not significantly affect the disclosure of segment information in the future.

3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following (in thousands):

                                                                                           JUNE 30,
                                                                                    ----------------------
                                                                                        1997        1998
                                                                                    ----------   ---------
   Computer equipment and purchased software...................................        $ 2,881     $ 4,640
   Office equipment, furniture and fixtures....................................            932       1,461
   Leasehold improvements......................................................            213         407
                                                                                    ----------   ---------
                                                                                         4,026       6,508
   Less accumulated depreciation and amortization..............................         (1,362)     (2,841)
                                                                                    ----------   ---------
                                                                                       $ 2,664     $ 3,667
                                                                                    ==========   =========

                            PERVASIVE SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. INCOME TAXES

   The components of income (loss) before income taxes and minority interest consist of the following (in thousands):

                                                                                        YEAR ENDED JUNE 30,
                                                                   ------------------------------------------------------------
                                                                           1996                 1997                 1998
                                                                   -----------------     -----------------    -----------------
   Domestic income (loss)......................................              $(3,083)               $1,384               $2,820
   Foreign income..............................................                   73                   926                1,097
                                                                   -----------------     -----------------    -----------------
   Income (loss) before taxes and minority interest............              $(3,010)               $2,310               $3,917
                                                                   =================     =================    =================

   Details of the income tax provision consist of the following (in thousands):

                                                                                         YEAR ENDED JUNE 30,
                                                                   -------------------------------------------------------------
                                                                           1996                  1997                  1998
                                                                   -----------------     -----------------     -----------------
   Income tax provision:
    Current:
     Federal...................................................                $ (61)                $ 185                $  942
     Foreign...................................................                  160                   551                   850
     State.....................................................                    -                    14                    91
                                                                   -----------------     -----------------     -----------------
    Total current..............................................                   99                   750                 1,883
                                                                   -----------------     -----------------     -----------------

   Deferred:
    Federal....................................................                   71                  (157)                 (782)
                                                                   -----------------     -----------------     -----------------
   Total deferred..............................................                   71                  (157)                 (782)
                                                                   -----------------     -----------------     -----------------
                                                                               $ 170                 $ 593                $1,101
                                                                   =================     =================     =================

   The foreign taxes include withholdings on royalties from foreign countries.

   The Company's provision for income taxes differs from the expected provision (benefit) amount computed by applying the statutory federal income tax rate of 34% to income (loss) before income taxes and minority interest for 1996, 1997 and 1998 as a result of the following (in thousands):

                                                                                         YEAR ENDED JUNE 30,
                                                                   -------------------------------------------------------------
                                                                          1996                  1997                  1998
                                                                   -----------------     -----------------     -----------------
   Computed at statutory rate of 34%...........................              $(1,023)                $ 785                $1,332
   Effect of foreign operations................................                  159                   236                   266
   State income taxes, net of federal benefit..................                    -                    14                    60
   Tax exempt interest.........................................                    -                     -                   (63)
   Research tax credit.........................................                    -                     -                   (40)
   Future benefits not currently recognized....................                1,023                  (428)                 (462)
   Other.......................................................                   11                   (14)                    8
                                                                   -----------------     -----------------     -----------------
                                                                             $   170                 $ 593                $1,101
                                                                   =================     =================     =================

                            PERVASIVE SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. INCOME TAXES (CONTINUED)

   The components of deferred income taxes at June 30, 1997 and 1998 are as follows (in thousands):

                                                                                    JUNE 30,
                                                                            ----------------------
                                                                               1997        1998
                                                                            ---------   ---------
       Deferred tax assets:
          Purchased technology, net........................................   $   799     $   747
          Tax credit carryforwards.........................................       308           -
          Accrued expenses not deductible for tax purposes.................       352         789
          Revenue deferred for financial purposes..........................       296         483
          Other............................................................       100         156
                                                                            ---------   ---------
              Total deferred tax assets....................................     1,855       2,175
       Valuation allowance for deferred tax assets.........................    (1,698)     (1,236)
                                                                            ---------   ---------
              Net deferred tax assets......................................   $   157     $   939
                                                                            =========   =========

   Management believes that, based on a number of factors, it is more likely than not that a substantial amount of the Company's deferred tax assets may not be realized. These factors include the lack of a significant history of profits, recent increases in expense levels to support the Company's growth, the lack of carryback capacity to realize the deferred tax asset in full and the fact that the Company operates in an intensely competitive market subject to rapid change. Accordingly, the Company has recorded a valuation allowance to the extent deferred tax assets exceed the potential benefit from carryback of deferred items to offset current or prior year taxable income. During the year ended June 30, 1998, the valuation allowance was reduced by approximately $462,000 primarily due to additional carryback potential generated in the current year.

5. EMPLOYEE BENEFITS

   The Company's employees are offered health and dental coverage under a partially self-funded plan in which the Company purchases specific stop-loss insurance coverage at $30,000 per year, per employee. The Company has also purchased an aggregate stop-loss insurance coverage to limit its maximum annual exposure to claims funded. Based on the policy census at June 30, 1998, such maximum annual exposure for the policy year ending December 31, 1998 is approximately $490,000. The Company pays a fixed fee per covered individual for administrative costs of the administrator and the cost of the stop-loss insurance purchased on the Company's behalf. The Company contributes 100% toward the cost to insure each employee and 75% toward the cost to insure dependents for which coverage is requested by the employee. Expenses for the partially self-funded plan including premiums and claims funded for the years ended June 30, 1996, 1997 and 1998 were approximately $255,000, $311,000 and
$508,000, respectively.

   The Company has a 401(k) retirement plan which is available to all domestic, full-time employees. The Company's expenses related to the plan were not significant in the years ended June 30, 1996, 1997 or 1998.

6. COMMON STOCK AND STOCK OPTIONS

   The Company's 1997 Employee Stock Purchase Plan (the "1997 Purchase Plan") was adopted by the Board of Directors in July 1997 and approved by the stockholders in August 1997. A total of 500,000 shares of common stock has been reserved for issuance under the 1997 Purchase Plan. The 1997 Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and has consecutive and overlapping twenty-four month offering periods that begin every six months. The 1997 Purchase Plan commenced after the completion of the initial public offering. Each twenty-four month offering period includes four six-month purchase periods, during which payroll deductions are accumulated and at the end of which, shares of common stock are purchased with a participant's accumulated payroll deductions. The 1997 Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 250 shares per purchase period, 500 shares in the initial purchase period ended April 30, 1998. The price of common stock to be purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. In fiscal

                            PERVASIVE SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. COMMON STOCK AND STOCK OPTIONS (CONTINUED)

1998, 43,542 shares of common stock at a price of $8.50 per share were issued under the 1997 Purchase Plan. Shares available for purchase under the 1997 Purchase Plan were 456,458 at June 30, 1998. The Company recorded non-cash compensation expense totaling approximately $469,000 during 1998 related to employee withholdings under the 1997 Purchase Plan.

   The Company's 1997 Stock Incentive Plan (the 1997 Plan) was adopted by the Board of Directors on May 22, 1997, and approved by the stockholders on August 12, 1997, as the successor to the First Amended and Restated 1994 Incentive Plan (the 1994 Plan). Outstanding options under the 1994 Plan have been incorporated into the 1997 Plan and no further options grants will be made under the 1994 Plan. The incorporated options will continue to be governed by their existing terms, unless the Plan Administrator elects to extend one or more features of the 1997 Plan to those options.

   Incentive stock options may be granted to employees of the Company entitling them to purchase shares of common stock for a maximum of ten years (five years in the case of options granted to a person possessing more than 10% of the combined voting power of the Company as of the date of grant). The exercise price for incentive stock options may not be less than fair market value of the common stock on the date of the grant (110% of fair market value in the case of options granted to a person possessing more than 10% of the combined voting power of the Company). Nonqualified stock options may be granted to employees, officers, directors, independent contractors and consultants of the Company.
The exercise price for nonqualified stock options may not be less than 85% of the fair market value of the common stock on the date of the grant (110% of fair market value in the case of options granted to a person possessing more than 10% of the combined voting power of the Company). The Company may also award Restricted Stock and Stock Appreciation Rights subject to provisions in the 1997 Plan.

   The vesting period for stock options is generally a four-year period. Options granted prior to July 1, 1997 are exercisable by the holder prior to vesting, however, unvested shares are subject to repurchase by the Company at the exercise price should the employee be terminated or leave the Company prior to vesting in such options.

   A summary of changes in common stock options during the year ended June 30, 1996, 1997 and 1998 is as follows:

                                                                                                                   WEIGHTED
                                                                                                                   AVERAGE
                                                                                     RANGE OF EXERCISE             EXERCISE
                                                                SHARES                    PRICES                    PRICE
                                                        --------------------     -----------------------    --------------------
   Options outstanding, June 30, 1995..................            2,255,066              $0.10 -   0.13                   $0.10
    Granted............................................              644,510                       $0.13                   $0.13
    Exercised..........................................                    -                           -                       -
    Surrendered........................................             (108,600)             $0.10 -   0.13                   $0.11
                                                        --------------------     -----------------------    --------------------
   Options outstanding, June 30, 1996..................            2,790,976              $0.10 -   0.13                   $0.11
    Granted............................................            1,094,018              $0.13 -   4.60                   $1.17
    Exercised..........................................           (1,389,611)             $0.10 -   2.00                   $0.15
    Surrendered........................................             (235,686)             $0.10 -   2.00                   $0.15
                                                        --------------------     -----------------------    --------------------

   Options outstanding, June 30, 1997..................            2,259,697              $0.10 -   4.60                   $0.59
    Granted............................................              726,400              $6.00 -  13.88                   $8.09
    Exercised..........................................             (249,699)             $0.10 -   3.60                   $0.72
    Surrendered........................................             (177,599)             $0.10 -  10.63                   $1.86
                                                        --------------------     -----------------------    --------------------
   Options outstanding, June 30, 1998..................            2,558,799              $0.10 -  13.88                   $1.68
                                                        ====================     =======================    ====================

                            PERVASIVE SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. COMMON STOCK AND STOCK OPTIONS (CONTINUED)

   The following is additional information relating to options outstanding at June 30, 1998:

                                                     OPTIONS OUTSTANDING
   -----------------------------------------------------------------------------------------------------------------------
                                                                                             WEIGHTED-AVERAGE
                                                                                                 REMAINING
            RANGE OF                                              WEIGHTED AVERAGE           CONTRACTUAL LIFE
         EXERCISE PRICE               NUMBER OF OPTIONS            EXERCISE PRICE               OF OPTIONS
   --------------------------    -------------------------    -----------------------    -----------------------
        $0.10 to   $0.30                 1,545,922                     $ 0.11                       6.93
        $0.60 to   $0.90                   121,438                     $ 0.74                       8.52
        $2.00 to   $4.60                   212,638                     $ 3.22                       8.86
        $6.00 to   $8.37                   416,400                     $ 7.51                       9.28
       $10.63 to  $13.88                   262,401                     $11.94                       9.74
   --------------------------    -------------------------    -----------------------    -----------------------
        $0.10 to  $13.88                 2,558,799               $0.11 to   $11.94                  7.60
   ==========================    =========================    =======================    =======================

   Of the options exercised, 480,486 shares remain unvested at June 30, 1998 and may be repurchased by the Company at the option's exercise price and recorded as treasury stock should vesting requirements not be fulfilled. At June 30, 1998, 3,184,012 shares of common stock were reserved for exercise of stock options. As part of the Company's 1997 Plan, the number of shares of common stock available for issuance automatically increases on July 1 each calendar year beginning July 1, 1998 and ending July 1, 2000, by an amount equal to five percent (5%) of the shares of common stock and common stock equivalents outstanding on the trading day immediately preceding July 1, with a maximum annual increase of 1,000,000 shares.

   Pro forma compensation expense regarding net income and earnings per share is required by Statement 123, which also requires the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995, under the fair value method prescribed by Statement 123. During fiscal 1998, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and during fiscal 1997 and 1996, the fair value of each option grant was estimated using the minimum value model, with the following weighted average assumptions:

                                                                                                      EMPLOYEE STOCK
                                                  EMPLOYEE STOCK OPTIONS                              PURCHASE PLAN
                               ---------------------------------------------------------       ----------------------------
                                      1996                 1997                 1998                       1998
                               ---------------      ---------------      ---------------       ----------------------------
Risk free interest rate......           5.99%                6.49%                 5.80%                     5.46%
Dividend yield...............           0.00%                0.00%                 0.00%                     0.00%
Volatility factor............              -                    -                  0.582                     0.582
Weighted average expected
 life of options (in years)..              4                    4                     4                      0.5

                            PERVASIVE SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. COMMON STOCK AND STOCK OPTIONS (CONTINUED)



   For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options' vesting periods and stock purchased under the 1997 Employee Stock Purchase Plan is amortized over the six month purchase period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                                           1996                   1997                 1998
                                                                  -------------------      ----------------     ----------------
   Pro forma stock based compensation expense....................            $      2                $   12               $  387
   Pro forma net income (loss)...................................            $ (3,207)               $1,578               $2,335
   Pro forma basic earnings per share............................            $      -                $ 1.89               $ 0.22
   Pro forma diluted earnings per share..........................            $      -                $ 0.12               $ 0.16
   Weighted average grant date fair value........................            $   0.03                $ 0.22               $ 4.39

   Because Statement 123 is applicable only to options granted subsequent to June 30, 1995, the pro forma effect will not be fully reflected until fiscal 1999.

7. PREFERRED STOCK

   On September 25, 1997, the effective date of the Company's initial public offering, all of the outstanding preferred stock was converted into 9,713,132 shares of common stock. In addition, the Company's Certificate of Incorporation was amended authorizing the Board of Directors to issue preferred stock ("new preferred stock") in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. At June 30, 1998, the Company had not issued any new preferred stock.

8. EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                  YEAR ENDED JUNE 30,
                                                                              ---------------------------
                                                                                 1997            1998
                                                                              -----------     -----------
        Numerator:
             Net income..................................................     $    1,590      $    2,722
                                                                              ===========     ===========
        Denominator:
            Denominator for basic earnings per share - weighted average               835          10,468
            shares.......................................................

             Effect of dilutive securities:
              Convertible preferred shares...............................           9,713           2,315
              Employee stock options.....................................           2,532           1,958
                                                                              -----------     -----------
              Potentially dilutive common shares.........................          12,245           4,273
                                                                              -----------     -----------
            Denominator for diluted earnings per share -
               adjusted weighted average shares and assumed conversions..          13,080          14,741
                                                                              ===========     ===========
        Basic earnings per share.........................................     $     1.90      $     0.26
                                                                              ===========     ===========
        Diluted earnings per share.......................................     $     0.12      $     0.18
                                                                              ===========     ===========

   The Company's historical capital structure prior to its initial public offering is not indicative of its prospective structure due to the automatic conversion of all shares of convertible preferred stock into common stock concurrent with the closing of the Company's anticipated initial public offering. Accordingly, historical net income (loss) per share for the year ended June 30, 1996 is not considered meaningful and has not been presented herein.

                            PERVASIVE SOFTWARE INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.   INVESTMENT IN PERVASIVE SOFTWARE CO., LTD.

     In May 1995, the Company acquired a 65.5% controlling interest in a newly formed entity, Pervasive Software Co., Ltd. ("Pervasive Japan", formerly known as Btrieve Technologies Japan, Ltd.). Pervasive Japan was formed for the purpose of localization, support and marketing in Japan of the Company's ultra light embedded database products for packaged client/server applications.

     On February 10, 1998, the Company acquired an additional 15% ownership interest in Pervasive Japan by acquiring stock held by minority shareholders for approximately $266,000 in cash, which approximated its proportionate share of book value. The acquisition was accounted for under the purchase method. After the acquisition, the Company holds 80.5% of the outstanding stock of Pervasive Japan. Pervasive Japan's net assets before elimination of intercompany balances at June 30, 1997 and 1998 were approximately $2,000,000, and $1,900,000 respectively.

     Pervasive Japan had entered into various operating agreements with certain of its former minority shareholders in which these certain shareholders provide localization, pre- and post-sales support, management and marketing services. Expenses related to these agreements during the period in which the related entity was a minority shareholder were $590,000, $616,000 and $326,000 in 1996, 1997 and 1998, respectively. One of the former minority shareholders is also a distributor for Pervasive Japan. Sales to this distributor during the period in which the related entity was a minority shareholder were approximately $2,390,000, $2,530,000 and $1,800,000 in 1996, 1997 and 1998, respectively.
Receivables from this former shareholder were $530,000 as of June 30, 1997.

10.  ACQUISITION OF SMITHWARE, INC.

     On February 13, 1998, the Company acquired Smithware, Inc. ("Smithware") a developer of database development and reporting components for Pervasive products. The Company acquired Smithware for approximately $390,000 consisting of $170,000 in cash, 23,752 shares of common stock of the Company valued at $160,000 and acquisition costs of $60,000, plus up to an additional $80,000 of cash and 47,502 shares of stock payable upon achievement of certain milestones in the future. In conjunction with the acquisition, the Company repaid Smithware's outstanding debts of approximately $110,000. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of Smithware have been included in the consolidated financial statements from the date of the acquisition. The acquisition did not have a material effect on operations. The excess of purchase price over the fair value of the net assets ($390,000) was recorded as goodwill, is being amortized over a ten year period and will be increased by any consideration paid upon achievement of certain milestones in the future. As of June 30, 1998, accumulated amortization of goodwill was approximately $13,000.

11.  LINE OF CREDIT

     At June 30, 1998, the Company has a $4,000,000 revolving line of credit with a bank, but at no time has borrowed under such line. Borrowings under the line of credit would be collateralized by substantially all accounts receivable, inventory and equipment and bears interest at the bank's prime lending rate or LIBOR rate at the Company's option. The revolving line of credit will expire on September 30, 1999.

12.  COMMITMENTS AND CONTINGENCIES

     The Company leases its office space and is obligated for its proportionate share of utilities and other defined operating expenses of the building. Office rent expense for the year ended June 30, 1996, 1997 and 1998, was approximately $451,000, $573,000 and $924,000, respectively.

                            PERVASIVE SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company will move its headquarters from its current facility of approximately 46,000 square feet to a new facility of approximately 70,000 square feet in the second quarter of fiscal 1999. The new facility will provide additional space and expansion options to accommodate future growth at rental rates per square foot consistent with the current facility. Future minimum lease payments at June 30, 1998, under the operating leases for office space, net of minimum sublease rent payments, are as follows (in thousands):


           1999.............................      $1,148
           2000.............................       1,329
           2001.............................       1,299
           2002.............................       1,421
           2003.............................       1,466
                                              ----------
                                                  $6,663
                                              ==========

     The leases for office space include options to renew the leases for additional five year periods and are partially collateralized by letters of credit totaling $301,000 to and in favor of the landlords.

13.  FOREIGN CURRENCY SWAP AGREEMENT

     The Company has entered into foreign currency swap contracts to minimize foreign exchange exposure related to yen-denominated intercompany transactions. At June 30, 1998, the Company had two offsetting foreign currency contracts outstanding with notional amounts of approximately $224,000 and maturing in March 1999. Gains and losses on currency swaps were not material to the consolidated financial statements as of June 30, 1996, 1997 and 1998.

14.  SEGMENTS OF BUSINESS AND GEOGRAPHIC AREA INFORMATION

     The Company is engaged in the design, development and marketing of ultra light embedded database products for packaged client/server applications. The Company considers its business activities to constitute a single segment of business.

     A summary of the Company's operations by geographic area follows:

                                                                                           YEAR ENDED JUNE 30,
                                                                    --------------------------------------------------------------
                                                                            1996                 1997                   1998
                                                                    -----------------     -----------------    -------------------
     Revenue:
      Domestic..................................................              $ 7,747               $16,135                $22,476
      Europe (all originating from U.S.)........................                2,716                 4,693                  9,293
      Japan.....................................................                2,425                 2,863                  3,877
      Rest of World (all originating from U.S.).................                  588                   790                  1,054
                                                                    -----------------     -----------------    -------------------
     Total......................................................              $13,476               $24,481                $36,700
                                                                    =================     =================    ===================

     Operating income (loss)(A):
      United States.............................................              $(2,983)              $   361                $(1,279)
      Europe (inclusive of revenue originating from U.S.).......                 (202)                1,131                  3,765
      Japan.....................................................                   76                   763                    858
                                                                    -----------------     -----------------    -------------------
     Total......................................................              $(3,109)              $ 2,255                $ 3,344
                                                                    =================     =================    ===================

     Identifiable assets:
      United States............................................               $ 5,646               $ 6,644                $29,253
      Europe...................................................                   392                   810                    620
      Japan....................................................                 1,433                 2,991                  2,770
                                                                    -----------------     -----------------    -------------------
     Total.....................................................               $ 7,471               $10,445                $32,643
                                                                    =================     =================    ===================

(A) Operating income for Europe does not include any allocation of marketing, product development, technical support and administrative costs incurred in the United States.

                            PERVASIVE SOFTWARE INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


15.  STATEMENTS OF CASH FLOWS

     The increase in current assets reflected in the statements of cash flows is comprised of the following (in thousands):

                                                                                           YEAR ENDED JUNE 30,
                                                                    --------------------------------------------------------------
                                                                            1996                  1997                  1998
                                                                    ------------------    ------------------    ------------------
     (Increase) in trade accounts receivable.....................              $(1,485)                $(259)              $(2,550)
     Decrease (increase) in inventory............................                  123                   (19)                 (234)
     Decrease (increase) in prepaid expenses and other...........                 (301)                  262                  (818)
                                                                     -----------------     -----------------     -----------------
                                                                               $(1,663)                $ (16)              $(3,602)
                                                                     =================     =================     =================

     The increase in accounts payable and accrued liabilities reflected in the statements of cash flows is comprised of the following (in thousands):

                                                                                          YEAR ENDED JUNE 30,
                                                                     ------------------------------------------------------------
                                                                           1996                 1997                 1998
                                                                     -----------------     -----------------    -----------------
     Increase (decrease) in trade accounts payable ..............               $(126)               $  342               $  289
     Increase in accrued payroll and payroll related costs.......                 213                    57                  362
     Increase in income taxes refundable/payable.................                 311                   301                  906
     Increase in accrued expenses ...............................                 480                 1,385                  460
                                                                     ----------------     -----------------    -----------------
                                                                                $ 878                $2,085               $2,017
                                                                     ================     =================    =================
     Supplemental disclosures:
      Interest paid during the year..............................               $   -                 $   -               $   -
                                                                     ================     =================    =================
      Income taxes paid (refunded) during the year:
        Domestic.................................................               $(316)               $  376               $  426
                                                                     ================     =================    =================
        Foreign..................................................               $ 159                  $  -               $  271
                                                                     ================     =================    =================

SCHEDULE II

                            PERVASIVE SOFTWARE INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                (in thousands)

                                                                       ADDITIONS                DEDUCTIONS
                                               BALANCE AT              CHARGED TO               WRITE-OFFS             BALANCE
                                               BEGINNING               COSTS AND                CHARGED TO            AT END OF
DESCRIPTION                                    OF PERIOD               EXPENSES                 ALLOWANCE              PERIOD
                                            -----------------     -------------------     --------------------     ---------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended June 30, 1996                    $       -               $       -                $       -                $       -

Year ended June 30, 1997                            -                     100                        -                      100

Year ended June 30, 1998                          100                     200                        -                      300

VALUATION ALLOWANCE FOR DEFERRED TAX
 ASSET:

Year ended June 30, 1996                        1,079                   1,047                        -                    2,126

Year ended June 30, 1997                        2,126                       -                      428                    1,698

Year ended June 30, 1998                        1,698                       -                      462                    1,236

                                 EXHIBIT INDEX


EXHIBIT
NUMBER        DESCRIPTION

3.1*     Restated Certificate of Incorporation
3.2*     Bylaws of the Company
4.1*     Reference is made to Exhibits 3.1, 3.2 and 4.3
4.2*     Specimen Common Stock certificate
4.3* Investors' Rights Agreement dated April 19, 1995, between the Company and the investors named therein
10.1*    Form of Indemnification Agreement
10.2*    1997 Stock Incentive Plan
10.3*    Employee Stock Purchase Plan
10.4*    First Amended and Restated 1994 Incentive Plan
10.5* Amendment and Restatement of Credit Agreement dated March 31, 1997 between the Company and Texas Commerce Bank National Association
10.6* Lease Agreement dated October 5, 1994 between the Company and Colina West Limited
10.7* First Amendment to Lease Agreement dated September 8, 1995 between the Company and Colina West Limited
10.8* Sublease Agreement dated December 10, 1996 between the Company and Reynolds, Loeffler & Dowling, P.C.
10.9* Joint Venture Agreement dated March 26, 1995 between the Company and Novell Japan, Ltd., AG Tech Corporation and Empower Ltd.
10.10 Lease agreement dated April 2, 1998 between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park
10.11 Amendment and Restatement of Credit Agreement and Promissory Note dated February 28, 1998 between the Company and Chase Bank of Texas, National Association
21.1     Subsidiaries of the registrant
23.1     Consent of Ernst & Young LLP, Independent Auditors
27.1     Financial Data Schedule

*Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).