Form 10-Q
period 1998-09-30
PERVASIVE SOFTWARE INC
filed 1998-11-17
CIK 1042821

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


                    12365 RIATA TRACE PARKWAY, BUILDING II
                              AUSTIN, TEXAS 78727
                   (Address of principal executive offices)

                   -----------------------------------------

                                (512) 231-6000
             (Registrant's telephone number, including area code)

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

              (1)       Yes       X         No
                              ---------           ---------
              (2)       Yes       X         No
                              ---------           ---------

     As of November 9, 1998 there were 13,469,438 shares of the Registrant's common stock outstanding.

================================================================================

                            PERVASIVE SOFTWARE INC.

                                   FORM 10-Q

                                     INDEX



PART I.    FINANCIAL INFORMATION                                           PAGE

Item 1.    Financial Statements............................................  3

           Condensed Consolidated Balance Sheets at September 30,
           1998 and June 30, 1998..........................................  3

           Condensed Consolidated Statements of Operations for the
           three months ended September 30, 1998 and 1997..................  4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended September 30, 1998 and 1997..................  5

           Notes to Condensed Consolidated Financial Statements............  6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  8

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risks.................................................... 14

PART II.   OTHER INFORMATION............................................... 22

Item 6.    Exhibits and Reports on Form 8-K................................ 22

SIGNATURES................................................................. 23

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                            Pervasive Software Inc.
                     Condensed Consolidated Balance Sheets
                                (in thousands)


                                                  SEPTEMBER 30,     JUNE 30,
                                                      1998            1998
                                                  ------------    -----------
                                                   (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                        $     14,706    $    15,587
 Marketable securities                                   5,497          4,943
 Trade accounts receivable, net                          6,081          5,304
 Prepaid expenses and other current assets               2,663          2,266
                                                  ------------    -----------

Total current assets                                    28,947         28,100
Property and equipment, net                              4,473          3,667
Other assets                                             1,325            876
                                                  ------------    -----------
Total assets                                      $     34,745    $    32,643
                                                  ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                           $      1,535    $     1,382
 Accrued payroll and payroll related costs               1,515            966
 Other accrued expenses                                  2,912          2,710
 Deferred revenues                                       2,253          1,929
 Income taxes payable                                      851          1,140
 Deferred royalty payable - Novell                           -            158
                                                  ------------    -----------
Total current liabilities                                9,066          8,285

Minority interest in subsidiary                            360            379

Stockholders' equity:
 Common stock                                           26,455         26,270
 Retained deficit                                       (1,136)        (2,291)
                                                  ------------    -----------

Total stockholders' equity                              25,319         23,979
                                                  ------------    -----------
Total liabilities and stockholders' equity        $     34,745    $    32,643
                                                  ============    ===========


                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)


                                                        THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    --------------------------
                                                        1998           1997
                                                    -----------    -----------
Revenues                                                $11,776        $ 7,671
Costs and expenses:
 Cost of revenues and technical support                   1,620          1,164
 Sales and marketing                                      4,979          3,112
 Research and development                                 2,960          2,251
 General and administrative                               1,041            630
                                                    -----------    -----------
Total costs and expenses                                 10,600          7,157
                                                    -----------    -----------
Operating income                                          1,176            514

 Interest and other income (expense), net                   218            (19)
                                                    -----------    -----------

Income before income taxes and minority interest          1,394            495

 Provision for income taxes                                (426)          (146)
 Minority interest in loss (earnings) of
  subsidiary, net of tax                                     14            (19)
                                                    -----------    -----------
Net income                                              $   982        $   330
                                                    ===========    ===========

Basic earnings per share                                $  0.07        $  0.16
                                                    ===========    ===========
Diluted earnings per share                              $  0.06        $  0.02
                                                    ===========    ===========


                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)


                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           ------------------
                                                             1998       1997
                                                           --------   --------

CASH FROM OPERATING ACTIVITIES
 Net income                                                 $   982    $   330
 Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
   Depreciation and amortization                                470        293
   Other non cash items                                         150         69
   Change in current assets and liabilities:
     Increase in trade accounts receivable                     (741)      (790)
     Increase in prepaid expenses and other assets             (516)      (251)
     Increase in accounts payable and accrued liabilities       667        307
     Increase (decrease) in deferred revenue                    320       (373)
     Decrease in income taxes payable                          (248)      (165)
                                                           --------   --------
Net cash provided by (used in) operating activities           1,084       (580)

CASH FROM INVESTING ACTIVITIES
 Purchase of property and equipment                          (1,087)      (757)
 Purchase of marketable securities                             (554)
 Increase in other assets                                       (78)        (3)
                                                           --------   --------
Net cash used in investing activities                        (1,719)      (760)

CASH FROM FINANCING ACTIVITIES
 Payment of royalty to Novell                                  (158)       (98)
 Proceeds from issuance of stock, net of issuance costs          28        117
                                                           --------   --------
Net cash provided by (used in) financing activities            (130)        19

Effect of exchange rate on cash and cash equivalents           (116)      (132)
                                                           --------   --------

Decrease in cash and cash equivalents                          (881)    (1,453)

Cash and cash equivalents at beginning of period             15,587      4,058
                                                           --------   --------
Cash and cash equivalents at end of period                  $14,706    $ 2,605
                                                           ========   ========


                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998

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

     These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended June 30, 1998, which are contained in the Company's Annual Report on Form 10-K (File No. 000-23043). The results of operations for the three month periods ended September 30, 1998 and 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2.  INITIAL PUBLIC OFFERING

     On September 25, 1997 the Company completed an initial public offering in which the Company sold 2,000,000 shares of common stock for net proceeds to the Company of $17.5 million, after deducting expenses of the offering. In addition, stockholders of the Company sold 2,000,000 shares in the offering plus 500,000 shares upon subsequent exercise of an option granted to the underwriters for over-allotments. The net proceeds from the offering were received on October 1, 1997.

3.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                        Three Months Ended
                                                           September 30,
                                                     -------------------------
                                                       1998            1997
                                                     ---------       ---------
Numerator:
  Net income                                         $     982       $     330
                                                     =========       =========
Denominator:
  Denominator for basic earnings per share -
    weighted average shares                             13,378           2,126

  Effect of dilutive securities:
       Convertible preferred shares                          -           9,185
       Employee stock options                            1,850           2,085
                                                     ---------       ---------
       Potentially dilutive common shares                1,850          11,270
                                                     ---------       ---------
  Denominator for diluted earnings per share -
    adjusted weighted average shares and
    assumed conversions                                 15,228          13,396
                                                     =========       =========
Basic earnings per share                             $    0.07       $    0.16
                                                     =========       =========
Diluted earnings per share                           $    0.06       $    0.02
                                                     =========       =========

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
                                  (Continued)

4.  COMPREHENSIVE INCOME

     Effective July 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The components of comprehensive income are as follows:


                                                         Three months ended
                                                           September 30,
                                                  -----------------------------
                                                       1998             1997
                                                  ------------     ------------
Net income........................................      $  982            $ 330
Foreign currency translation adjustments..........         184              (78)
                                                  ------------     ------------
Comprehensive income..............................      $1,166            $ 252
                                                  ============     ============

5.  RECENT ACCOUNTING PRONOUNCEMENTS

     Effective July 1, 1998, the Company adopted AICPA Statement of Position
(SOP) 97-2, Software Revenue Recognition and SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97. The Company believes the effect of such adoption will not have a material effect on its financial statements in fiscal 1999.

     In June 1997, FASB issued Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131), which establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. In accordance with Statement 131, the Company will provide the required disclosures for the first time in its annual report on Form 10-K for the year ended June 30, 1999 and on Form 10-Q for the quarter ended September 30, 1999. The Company believes that the adoption of Statement 131 will not affect its results of operations or financial position, and will not significantly affect the disclosure of segment information in the future.

6.  ACQUISITION OF SMITHWARE, INC.

     On February 13, 1998, the Company acquired Smithware, Inc. ("Smithware"), a developer of database development and reporting components for Pervasive products, for cash and common stock of the Company, plus up to an additional $80,000 of cash and 47,502 shares of common stock payable upon achievement of certain milestones in the future. In the quarter ended September 30, 1998, the Company paid $80,000 in cash and issued 19,000 shares of the Company's common stock valued at $155,000 to the former Smithware shareholders upon achieving the first two milestones specified in the acquisition agreement. Payment of the additional purchase price was recorded as additional goodwill and is being amortized over a ten year period.

7.  SUBSEQUENT EVENT

     On November 12, 1998, Pervasive acquired for cash approximately 93% of the outstanding common shares of EveryWare Development Inc. ("EveryWare"), an Internet application development and Web-application server provider based in Toronto Canada. Pervasive has commenced compulsory procedures to acquire the remaining shares of EveryWare, which is expected to be completed in December 1998. The total value of the acquisition, including assumption of outstanding options and warrants, will be approximately $10.75 million. The acquisition will be accounted for under the purchase method of accounting.

    PERVASIVE SOFTWARE INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The statements contained in this Report on Form 10-Q that are not purely historical statements are forward looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. See "Risk Factors that May Affect Future Results," and the factors and risks discussed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1998 (File No. 000-23043) and other reports filed from time to time with the Securities and Exchange Commission.

OVERVIEW

     Pervasive is a worldwide provider of ultra-light, embedded database and information management software for packaged client/server applications. The software is designed for integration by independent software vendors ("ISVs") into packaged applications that are deployed in environments without a dedicated database administrator ("DBA"). The Company's Pervasive.SQL database engine, which combines high performance transactional and industry-standard relational data access, enables ISVs to deliver easy-to-use, reliable and cost-effective applications to end users. As a result, end users can concentrate on running their businesses instead of managing the database underlying their applications. This is particularly critical in the large number of zero DBA or Z-DBA environments typically found in small and mid-sized businesses or departments of large organizations that lack the information technology infrastructure or personnel required to deploy and support client/server applications.

     The Company derives its revenues primarily from shrink-wrap licenses through ISVs, value added resellers ("VARs") and distributors and from OEM license agreements with ISVs. Additionally, the Company generates revenues from user count upgrades as well as from upgrades to client/server environments from single user workstation or peer-to-peer environments. Shrink-wrap license fees depend on both the user count of the license and whether the license is for the Company's client- or server-based products. The Company's OEM licensing program offers ISVs volume discounts and specialized technical support, training and consulting in exchange for embedding the Company's products in packaged applications and paying to the Company a royalty based on sales of the applications.

     Revenues are generally recognized from the license of software when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Revenues related to agreements involving nonrefundable fixed minimum license fees are generally recognized upon delivery of the product master or first copy if no vendor obligations remain. Per copy royalties in excess of a fixed minimum amount are recognized as revenues when such amounts are reported to the Company. The Company operates with virtually no order backlog because its software products are shipped shortly after orders are received, which makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. The Company enters into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. The Company reserves for the cost of estimated sales returns, stock rotation and price protection rights, as well as for uncollectable accounts based on experience.

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

     Prior to the release of Pervasive.SQL, the Company derived substantially all of its revenues from the license of its Btrieve and Scalable SQL products. The Company expects that its future operating results will become increasingly dependent upon market acceptance of its recently announced Pervasive.SQL product and anticipates that revenues from the license of Btrieve and Scalable SQL will decrease accordingly. The pace and timing of market acceptance of Pervasive.SQL is largely dependent upon factors such as the product development cycles of ISVs and VARs who embed the Company's products into third-party packaged software applications. As a result, the Company expects to continue to derive a significant portion of its revenues from the license of Btrieve and Scalable SQL in the near term and there can be no assurance as to whether or when Pervasive.SQL will achieve sustainable market acceptance. A low demand for, or low or delayed market acceptance of the Company's Pervasive.SQL product as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition. Although the Company recognized increased revenue from Pervasive.SQL in the first quarter of fiscal 1999, such sales may have been attributable to one-time upgrades from earlier versions of the Company's products, favorable upgrade pricing by the Company or other factors. There can be no assurance that future sales of Pervasive.SQL will continue at initial rates. See "Risk Factors that May Affect Future Results."

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in the Company's consolidated statements of operations:

                                                           Three Months Ended
                                                              September 30,
                                                        ----------------------
                                                          1998         1997
                                                        ---------    ---------
Revenues.............................................      100%          100%
Costs and expenses:
   Cost of revenues and technical support............       14            15
   Sales and marketing...............................       42            41
   Research and development..........................       25            29
   General and administrative........................        9             8
                                                        --------     ---------
Total costs and expenses.............................       90            93
                                                        --------     ---------
Operating income.....................................       10             7
Interest and other income (expense), net.............        2             -
                                                        --------     ---------
Income before income taxes and minority interest.....       12             7
Provision for income taxes...........................       (4)           (2)
Minority interest in loss (earnings) of subsidiary...        -            (1)
                                                        --------     ---------
Net income...........................................        8%            4%
                                                        ========     =========

Revenues

     The Company's revenues increased to $11.8 million in the three months ended September 30, 1998, an increase of 54% over the $7.7 million reported for the comparable period in the prior fiscal year. The increase in the Company's revenues was attributable primarily to increased market acceptance of the Company's products, principally licenses of the Company's software operating on Windows NT, increased market acceptance of Pervasive.SQL and expansion of its world-wide sales organization. Although the Company's revenues have increased in recent periods, there can be no assurance that revenues will grow in future periods, that they will grow at past rates or that the Company will remain profitable on a quarterly or annual basis in the future.

     Licenses of the Company's software operating on Windows NT or other Microsoft operating systems increased to approximately 49% of the Company's revenues in the three months ended September 30, 1998 from approximately 39% in the comparable period in the prior year. Licenses of the Company's software operating on NetWare represented approximately 43% and 56% of the Company's revenues in the three months ended September 30, 1998 and 1997, respectively. The Company believes that the increase in the percentage of revenues attributable to licenses of the Company's products operating on Windows NT and other Microsoft operating systems is due both to increased market acceptance of the Company's products operating on Microsoft platforms and to the increased market penetration of Microsoft platforms relative to other operating systems. The Company expects that the percentages of its revenues attributable to licenses of its software operating on particular platforms will continue to change from time to time and there can be no assurance that the Company's revenues attributable to licenses of its software operating on Windows NT, or any other operating system platform, will grow in the future, or at all.

     International revenues, consisting of all revenues from customers located outside of North America, were $4.3 million and $3.2 million in the three months ended September 30, 1998 and 1997, representing 37% and 42% of total revenues, respectively. The increase in dollar amount was primarily attributable to expansion of the Company's international sales organization, particularly in Europe. The decrease in international revenues as a percentage of total revenues was primarily due to a relatively stronger quarter domestically in the three months ended September 30, 1998 resulting primarily from the addition of a new domestic distributor, Ingram Micro, the world's leading wholesale distributor of technology products. The Company believes that revenues from international markets represent a significant opportunity and expects that international revenues may account for an increasing portion of its revenues in the future as the Company expands internationally, primarily in Europe and Japan, but also in other areas of the world. See "Risk Factors That May Affect Future Results Risks Associated with International Sales and Operations."

     In February 1998, the Company began marketing certain complementary third-party products through its channel. Those third-party products now include Crystal Reports, an industry standard report writer from Seagate Software that allows end users to generate sophisticated reports on their Pervasive.SQL, Btrieve or Scalable SQL databases, and powerful data conversion tools from Data Junction Corporation, which enable software developers to quickly and easily transfer data from other sources into a Pervasive.SQL database. Revenue from third party products was not significant in fiscal 1998 or in the three months ended September 30, 1998.

     In August 1998, Pervasive began shipping the Pervasive.SQL workstation engine. The Pervasive.SQL workstation engine allows developers to write and deploy robust, full-featured remote and occasionally-connected applications from the desktop, and scale the applications to run in Pervasive-based client/server environments. Compatibility between workstation and client/server environments is accomplished without code changes, expanding the market potential for Pervasive-based applications.

     In September 1998, Pervasive announced and began shipping the new Pervasive.SQL Software Developers Kit which is designed to speed development of applications based on the Pervasive.SQL embedded database engine. The Pervasive.SQL Software Developers Kit contains a collection of rapid-application development resources including ActiveX controls, a pure Java API, support for all major Windows development environments and the I*Net Data Server, which provides a direct connection to Pervasive-based data over the Internet, intranets or extranets.

Costs and Expenses

     Cost of Revenues and Technical Support. Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for the Company's shrink wrap software products and the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase. Cost of revenues and technical support was $1.6 million and $1.2 million in the three months ended September 30, 1998 and 1997, representing 14% and 15% of revenues, respectively. The increase in dollar amount of cost of revenues and technical support was attributable to increased sales volume and increased technical support personnel in the U.S., Europe and Japan. The Company anticipates that cost of revenues and technical support will continue to increase in dollar amount as the Company expands its international operations, particularly in Japan, and provides technical support for additional products. Such costs could vary as a percentage of revenues relative to comparable periods in prior years.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses were $5.0 million and $3.1 million in the three months ended September 30, 1998 and 1997, representing 42% and 41% of revenues, respectively. The increase in dollar amount was primarily attributable to increased costs associated with hiring additional sales and marketing personnel and increased infrastructure costs associated with foreign sales office expansion. The Company expects that sales and marketing expenses will continue to increase in dollar amount as the Company continues to promote Pervasive.SQL and its other products, hire additional sales and marketing personnel, increase lead generation activities and expand its international operations. Sales and marketing expenses are likely to continue to fluctuate as a percentage of revenues due to the timing of costs associated with new product releases and international expansion.

     Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $3.0 million and $2.3 million in the three months ended September 30, 1998 and 1997, representing 25% and 29% of revenues, respectively. The increase in dollar amount is primarily due to the increased hiring of, and contracting with, additional research and development personnel. The decrease as a percentage of total revenues is primarily due to significant revenue growth that outpaced research and development expenditures. The Company anticipates that it will continue to devote substantial resources to research and development and that such expenses will continue to increase in dollar amount.

     Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods, and, accordingly, the Company charged all software development costs to research and development expenses.

     General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of the Company's finance, human resources, information systems and administrative departments. General and administrative expenses were $1.0 million and $630,000 in the three months ended September 30, 1998 and 1997, representing 9% and 8% of revenues, respectively. The Company believes that its general and administrative expenses will increase in dollar amount in the future as the Company's administrative staff expands to support its growing world-wide operations and as a result of an increase in expenses associated with being a public company.

     Provision for Income Taxes. The Company's income tax provisions for interim periods are based on estimated annual effective income tax rates. The projected income tax provision for fiscal 1999 reflects the Company's anticipated mix of foreign and domestic income and the expected benefit from release of the Company's valuation allowance recorded against its deferred tax assets.

     The estimated effective tax rate for the three month periods ended September 30, 1998 and 1997, was 31% and 30% respectfully. The increase in the Company's effective tax rate for fiscal year 1999 is primarily due to increased foreign taxes associated with the Company's increased operations overseas and a decrease in the expected benefit from partial release of the valuation allowance recorded against the Company's deferred tax assets. The Company expects its effective tax rate will increase in the future once the Company's deferred tax asset is fully realized.

LIQUIDITY AND CAPITAL RESOURCES

     On September 25, 1997, the Company completed an initial public offering in which the Company sold 2,000,000 shares of common stock for net proceeds to the Company of $17.5 million, after deducting expenses of the offering.

     Cash provided by operations was $1.1 million for the three months ended September 30, 1998 as compared with cash used by operations of $580,000 for the comparable period in the prior fiscal year. The increase in cash generated by operations resulted primarily from increases in net income and deferred revenue during the three months ended September 30, 1998.

     During the first three months of fiscal 1999, the Company invested $554,000 in marketable securities, consisting of various taxable and tax advantaged securities. In addition, the Company purchased property and equipment totaling approximately $1.1 million and $757,000 in the three months ended September 30, 1998 and 1997, respectively, primarily computer hardware and software for the Company's growing employee base. The Company expects that its capital expenditures will increase as the Company's employee base grows.

     In October 1998, the Company moved its headquarters to a new facility of approximately 70,000 square feet. The new facility provides additional space and expansion options to accommodate future growth at rental rates per square foot consistent with its prior facility.

     On November 12, 1998, Pervasive acquired for cash approximately 93% of the outstanding common shares of. EveryWare, an Internet application development and
Web-application server provider based in Toronto Canada.   Pervasive has
commenced compulsory procedures to acquire the remaining shares of EveryWare,
which is expected to be completed in December 1998.   The total value of the
acquisition, including assumption of outstanding options and warrants, will be approximately $10.75 million. The acquisition will be accounted for under the purchase method of accounting.

     At September 30, 1998, the Company had $19.9 million in working capital including $14.7 million in cash and cash equivalents and $5.5 million in
marketable securities.   The Company anticipates a significant decrease in cash
and cash equivalents and working capital in the second quarter of fiscal 1999 as a result of the acquisition of EveryWare and increased capital expenditures as a result of the move of the Company's headquarters.

     The Company had a $4.0 million revolving line of credit with a bank at September 30, 1998 and in October 1998, the revolving line of credit was increased to $10.0 million. At no time has the Company borrowed under such line. The Company's line of credit contains certain financial covenants and restrictions as to various matters including the Company's ability to pay cash dividends and effect mergers or acquisitions without the bank's prior approval. The Company is currently in compliance with such financial covenants and restrictions. The Company has granted a first priority security interest in substantially all of its tangible assets as security for its obligations under its credit line.

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

     The Company's Year 2000 readiness plan for current versions of its products; Pervasive.SQL 7, Btrieve v6.15, Scalable SQL 4 and ODBC Interface v2 includes the following:

     1. Assessment - Take an inventory of products to be tested, survey third-party programs utilized, generate compliance plan, and define what compliance will mean.
     2.  Implementation - Devise upgrades to correct any Year 2000 issues.
     3.  Validation - Test and debug current versions of products.
     4. Contingency planning Plan to implement in the event that the Company does not achieve Year 2000 compliance by January 1, 2000.

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

     Third-party applications which utilize Pervasive products can still be written that do not take advantage of the Year 2000 capabilities of Pervasive's products. Pervasive does not currently have any information concerning the Year 2000 compliance status of its customers or third party vendors who imbed or resell Pervasive's products. If Pervasive's current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures away from software products such as those offered by the Company to address Year 2000 issues, the Company's business, operating results, or financial condition could be materially adversely affected.

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

     The Company's internal systems include both its information technology ("IT") and non-IT systems (such as its security system, building equipment, and embedded microcontrollers). The Company has initiated an informal Year 2000 compliance project to assess its material internal IT systems and its non-IT systems. The project encompasses two major areas of Pervasive's internal IT structure, the technical services area, including all hardware, operating system, and standard application issues, and the applications area, including all corporate database, accounting and custom applications. To the extent that the Company is not able to test the technology provided by third-party vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 Compliant. Although Pervasive is not currently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal IT and non-IT systems. The Company plans to formalize its internal IT and non-IT Year 2000 readiness plan beginning January 1999. The Company anticipates that a majority of the existing Year 2000 issues will be eliminated by this time and it believes that this time frame will provide adequate time to resolve any remaining material issues.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The majority of the Company's operations are based in the U.S. and, accordingly, the majority of its transactions are denominated in U.S. Dollars. However, the Company does have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Japan, Germany, France, Ireland, England, Belgium, and Hong Kong and conducts transactions in the local currency of each location. The Company monitors its foreign currency exposure and, from time to time will attempt to reduce its exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the quarter ended September 30, 1998. Quantitative and qualitative information about market risk was addressed in Item 7A of the Company's Form 10-K for the fiscal year ended June 30, 1998.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Investors should carefully consider the following risk factors and warnings before making an investment decision. The risks described below are not the only ones facing the Company. Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the following risks actually occur, the Company's business, operating results or financial condition could be materially adversely affected. In such case, the trading price of the Company's Common Stock could decline. Investors should also refer to the other information set forth in this Report on Form 10-Q, including the condensed consolidated financial statements and the related notes.

     This Report on Form 10-Q contains forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases, investors can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, investors should specifically consider various factors, including the risks outlined below. These factors may cause the Company's actual results to differ materially from any forward-looking statement. See also the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.


LIMITED OPERATING HISTORY; MARGINAL PROFITABILITY; FUTURE OPERATING RESULTS UNCERTAIN

     The Company was founded in January 1994. Accordingly, the Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to improve its products. Although the Company has been profitable for the ten most recent fiscal quarters, this profitability has been marginal historically and, except for the quarters ended September 30, 1994 and December 31, 1994, the Company incurred net losses in each quarter from inception through the quarter ended March 31, 1996. As of September 30, 1998, the Company had an accumulated deficit of approximately $1.1 million. The Company's historical operating losses and marginal profitability have been due in part to the commitment of significant resources to the Company's technical support, research and development and sales and marketing organizations. The Company expects to continue to devote substantial resources to these areas and as a result will need to recognize significant quarterly revenues to maintain profitability. In particular, the Company intends to hire a significant number of sales and research and development personnel through the end of fiscal 1998 and beyond, which the Company believes is required if the Company is to achieve significant revenue growth in the future. Although the Company's revenues have increased in recent periods, there can be no assurance that the Company's revenues will grow in future periods, that they will grow at past rates or that the Company will remain profitable on a quarterly or annual basis in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON NEW PRODUCT RELEASE; PRODUCT CONCENTRATION

     Prior to the release of Pervasive.SQL, the Company derived substantially all of its revenues from the license of its Btrieve and Scalable SQL products. The Company expects that its future operating results will become increasingly dependent upon market acceptance of its recently released Pervasive.SQL product and anticipates that revenues from the license of Btrieve and Scalable SQL will decrease accordingly. The pace and timing of market acceptance of Pervasive.SQL is largely dependent upon factors such as the product development cycles of ISVs and VARs who embed the Company's products into third party packaged software applications. As a result, the Company expects to continue to derive the majority of its revenues from the license of Btrieve and Scalable SQL in the near term and there can be no assurance as to whether or when Pervasive.SQL will achieve market acceptance. A low demand for, or low or delayed market acceptance of the Company's Pervasive.SQL product as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition. Although the Company recognized increased revenue from Pervasive.SQL in the first quarter of fiscal 1999, such sales may have been attributable to one-time upgrades from earlier versions of the Company's products, favorable upgrade pricing by the Company or other factors. There can be no assurance that future sales of Pervasive.SQL will continue at initial rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview."

RISKS ASSOCIATED WITH ACQUISITION OF EVERYWARE DEVELOPMENT INC.

     In November 1998, the Company acquired approximately 93% of the outstanding common shares of EveryWare Development Inc. ("EveryWare"), a Canadian corporation. Pervasive faces a number of risks and uncertainties associated with this acquisition, including: the Company's ability to integrate and manage the operations of a Canadian subsidiary; integration of Pervasive and EveryWare products on a timely and cost-effective basis; market acceptance of EveryWare products by the Company's installed base of customers, ISVs and VARs; and the significant decrease in the Company's liquidity and capital resources as a result the purchase of EveryWare stock, costs associated with the acquisition and funding of EveryWare's operations. There can be no assurance that the Company will be able to effectively address these and other risks associated with the acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Some of the Company's ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of the Company's revenues. In the three months ended September 30, 1998, three distributors accounted for a combined 28% of revenues, and two distributors accounted for a combined 22% of revenues for the comparable period in the prior fiscal year. The Company expects that it will continue to be dependent upon a limited number of distributors for a significant portion of its revenues in future periods and such distributors are expected to vary from period to period. The loss of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the inability to replace the distributor on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such distributor concentration.

SIGNIFICANT COMPETITION

     The market for the Company's products is intensely competitive and subject to rapid change. The Company primarily encounters competition from large, public companies, including Microsoft Corporation ("Microsoft"), Oracle Corporation ("Oracle"), Informix Corporation ("Informix"), Sybase, Inc. ("Sybase") and International Business Machines Corporation ("IBM"). Each of these companies offers database products competitive with the Company's products. In particular, Sybase offers a small memory footprint database software product, Adaptive Server Anywhere, which directly competes with the Company's Pervasive.SQL, and Btrieve products. In addition, because there are relatively low barriers to entry in the software market, the Company may encounter additional competition from other established and emerging companies. Most of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than the Company, significantly greater name recognition and a large installed base of customers. As a result, the

Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than can the Company. There is also a substantial risk that announcements of competing products by large competitors could result in the cancellation of customer orders in anticipation of the introduction of such new products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and which may limit the Company's ability to sell its products through particular distribution partners. Accordingly, new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. The Company also expects that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that the competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

RELIANCE ON INSTALLED BASE

     In connection with the acquisition of certain software and related technology from Novell in April 1994, the Company entered into a license agreement permitting, among other things, the then-current version of Btrieve to be reproduced and distributed on a royalty-free basis as part of or together with current and future versions of any Novell products, including Novell's NetWare operating system ("NetWare"). The Company derives significant revenues from upgrade sales into the NetWare installed base and sales of the Company's software operating on NetWare represented approximately 43% of the Company's revenues in the three months ended September 30, 1998. As a result, sales of the Company's products have been and will continue to be influenced by the market acceptance of NetWare. NetWare faces substantial competition from other operating systems, including Microsoft's Windows NT, which the Company believes has a large and growing share of the worldwide market for client/server operating systems. If sales of NetWare decrease, Novell discontinues NetWare or discontinues bundling Btrieve with NetWare or if ISVs, VARs or their end users migrate to competing client/server operating system platforms, and the Company is not able to substantially increase sales of its products that run on competing client/server operating systems, the Company's business, operating results and financial condition would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Although the latest versions of Btrieve, Scalable SQL and Pervasive.SQL are designed to be Year 2000 compliant, an earlier release of Scalable SQL was not Year 2000 compliant. There can be no assurance that the Company's software products that are designed to be Year 2000 compliant contain all necessary date code changes. In addition, third party packaged client/server applications in which the Company's products are embedded, or for which the Company's products are separately licensed may not be Year 2000 compliant which may have an adverse impact on demand for the Company's products. As a result, the Company may incur increased expenses and migration issues for such customers.

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

MANAGEMENT OF CHANGING BUSINESS

     The Company has recently experienced a period of significant revenue growth and an expansion in the number of its employees, the scope of its operating and financial systems and geographic area of its operations. In particular, the Company had a total of 240 employees at September 30, 1998, as compared to 182 at September 30, 1997. This growth has resulted in new and increased responsibilities for management and has placed a strain upon the Company's financial and other resources. The Company expects that planned expansion of international operations will lead to increased financial and administrative demands, such as increased operational complexity associated with expanded facilities, administrative burdens associated with managing an increasing number of relationships with foreign partners and expanded treasury functions to manage foreign currency risks. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, further develop its sales channels to penetrate different and broader markets and expand its support organization to accommodate growth in the Company's installed base.

     In October 1998, the Company moved its headquarters to a new facility of approximately 70,000 square feet. The new facility provides additional space and expansion options to accommodate future growth at rental rates per square foot consistent with it prior facility. The Company expects an increase in capital expenditures and rent expense in fiscal 1999 as a result of the move. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

CONTROL OF COMPANY BY OFFICERS AND DIRECTORS

     As of November 9, 1998 the executive officers, directors and their affiliates in the aggregate beneficially owned approximately 58% of the Common Stock. As a result, acting together these stockholders will be able to exercise effective control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS UNDER ITEM 601 OF REGULATION S-K

         3.1*     Restated Certificate of Incorporation
         3.2*     Bylaws of the Company
         4.1*     Reference is made to Exhibits 3.1, 3.2 and 4.3
         4.2*     Specimen Common Stock certificate
         4.3*     Investors' Rights Agreement dated April 19, 1995, between the
                  Company and the investors named therein
         10.1*    Form of Indemnification Agreement
         10.2*    1997 Stock Incentive Plan
         10.3*    Employee Stock Purchase Plan
         10.4*    First Amended and Restated 1994 Incentive Plan
         10.5*    Amendment and Restatement of Credit Agreement dated March 31,
                  1997 between the Company and Texas Commerce Bank National
                  Association
         10.6*    Lease Agreement dated October 5, 1994 between the Company and
                  Colina West Limited
         10.7*    First Amendment to Lease Agreement dated September 8, 1995 between the Company and Colina West Limited
         10.8*    Sublease Agreement dated December 10, 1996 between the Company and Reynolds, Loeffler & Dowling, P.C.
         10.9*    Joint Venture Agreement dated March 26, 1995 between the
                  Company and Novell Japan, Ltd., AG Tech Corporation and
                  Empower Ltd.
         10.10**  Lease agreement dated April 2, 1998 between the Company and
                  CarrAmerica Realty, L.P. T/A Riata Corporate Park
         10.11**  Amendment and Restatement of Credit Agreement and Promissory
                  Note dated February 28, 1998 between the Company and Chase
                  Bank of Texas, National Association
         10.12    First Amendment to Credit Agreement and Promissory Note dated
                  October 22, 1998 between the Company and Chase Bank of Texas,
                  National Association
         27.1     Financial Data Schedule

         *Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

         ** Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 000-23043).

   (b)   Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 16, 1998          PERVASIVE SOFTWARE INC.
                                  (Registrant)



                                  By:   /s/ James R. Offerdahl
                                     --------------------------------
                                     James R. Offerdahl
                                        Chief Operating Officer and Chief
                                        Financial Officer (Duly Authorized
                                        Officer and Principal Financial Officer)

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER               DESCRIPTION

         3.1*     Restated Certificate of Incorporation
         3.2*     Bylaws of the Company
         4.1*     Reference is made to Exhibits 3.1, 3.2 and 4.3
         4.2*     Specimen Common Stock certificate
         4.3*     Investors' Rights Agreement dated April 19, 1995, between the
                  Company and the investors named therein
         10.1*    Form of Indemnification Agreement
         10.2*    1997 Stock Incentive Plan
         10.3*    Employee Stock Purchase Plan
         10.4*    First Amended and Restated 1994 Incentive Plan
         10.5*    Amendment and Restatement of Credit Agreement dated March 31,
                  1997 between the Company and Texas Commerce Bank National
                  Association
         10.6*    Lease Agreement dated October 5, 1994 between the Company and
                  Colina West Limited
         10.7*    First Amendment to Lease Agreement dated September 8, 1995 between the Company and Colina West Limited
         10.8*    Sublease Agreement dated December 10, 1996 between the Company and Reynolds, Loeffler & Dowling, P.C.
         10.9*    Joint Venture Agreement dated March 26, 1995 between the
                  Company and Novell Japan, Ltd., AG Tech Corporation and
                  Empower Ltd.
         10.10**  Lease agreement dated April 2, 1998 between the Company and
                  CarrAmerica Realty, L.P. T/A Riata Corporate Park
         10.11**  Amendment and Restatement of Credit Agreement and Promissory
                  Note dated February 28, 1998 between the Company and Chase
                  Bank of Texas, National Association
         10.12    First Amendment to Credit Agreement and Promissory Note dated
                  October 22, 1998 between the Company and Chase Bank of Texas,
                  National Association
         27.1     Financial Data Schedule

         *Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

         ** Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 000-23043).