Form 10-Q
period 1998-12-31
PERVASIVE SOFTWARE INC
filed 1999-02-16
CIK 1042821

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   -----------------------------------------


                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1998
                                      OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                       Commission file number 000-23043

                            PERVASIVE SOFTWARE INC.
            (Exact name of registrant as specified in its charter)


            Delaware                                    74-2693793
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)


                      12365 Riata Trace Parkway, Bldg. II
                              Austin, Texas 78727
                   (Address of principal executive offices)
                   -----------------------------------------

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

    As of February 11, 1999 there were 13,517,404 shares of the Registrant's common stock outstanding.


================================================================================

                            PERVASIVE SOFTWARE INC.

                                   FORM 10-Q

                                     INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements................................................. 3

         Condensed Consolidated Balance Sheets at December 31, 1998 and
         June 30, 1998........................................................ 3

         Condensed Consolidated Statements of Operations for the three and six months ended December 31, 1998 and 1997.......................... 4

         Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1998 and 1997..................................... 5

         Notes to Condensed Consolidated Financial Statements................. 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................ 9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........17


PART II. OTHER INFORMATION....................................................26
Item 6.  Exhibits and Reports on Form 8-K.....................................26
SIGNATURES....................................................................28

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            Pervasive Software Inc.
                     Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                                         December 31,               June 30,
                                                                             1998                     1998
                                                                     -----------------        -----------------
                                                                         (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                     $ 1,862                  $15,587
 Marketable securities                                                           6,590                    4,943
 Trade accounts receivable, net                                                  6,859                    5,304
 Prepaid expenses and other current assets                                       3,050                    2,266
                                                                     -----------------        -----------------

Total current assets                                                            18,361                   28,100
Property and equipment, net                                                      6,648                    3,667
Purchased technology and excess of cost over fair value
 of net assets acquired, net                                                    11,387                      383
Other assets                                                                       754                      493
                                                                     -----------------        -----------------
Total assets                                                                   $37,150                  $32,643
                                                                     =================        =================

Liabilities and Stockholders' Equity
Current liabilities:
 Trade accounts payable                                                        $ 1,868                  $ 1,382
 Accrued payroll and payroll related costs                                       1,398                      966
 Other accrued expenses                                                          3,904                    2,710
 Deferred revenues                                                               2,878                    1,929
 Income taxes payable                                                              627                    1,140
 Deferred royalty payable--Novell                                                    -                      158
                                                                     -----------------        -----------------
Total current liabilities                                                       10,675                    8,285
Deferred tax liability                                                             600                        -
                                                                     -----------------        -----------------
Total liabilities                                                               11,275                    8,285
Minority interest in subsidiary                                                    450                      379

Stockholders' equity :
 Common stock                                                                   27,111                   26,270
 Retained deficit                                                               (1,686)                  (2,291)
                                                                     -----------------        -----------------
Total stockholders' equity                                                      25,425                   23,979
                                                                     -----------------        -----------------
Total liabilities and stockholders' equity                                     $37,150                  $32,643
                                                                     =================        =================

                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)


                                                             Three months ended                        Six months ended
                                                                 December 31,                            December 31,
                                                   -------------------------------------    ---------------------------------------
                                                           1998                 1997                1998                  1997
                                                   -----------------     ---------------    -----------------     -----------------

Revenues                                                     $14,087              $8,470              $25,863               $16,141
Costs and expenses:
 Cost of revenues and technical support                        2,186               1,230                3,806                 2,394
 Sales and marketing                                           5,535               3,520               10,514                 6,632
 Research and development                                      3,521               2,292                6,481                 4,543
 General and administrative                                    1,193                 791                2,218                 1,421
 Amortization of excess of cost over fair value of
  net assets acquired                                            139                   -                  155                     -
 Charge for purchased research and development                 1,800                   -                1,800                     -
                                                   -----------------     ---------------    -----------------     -----------------
Total costs and expenses                                      14,374               7,833               24,974                14,990
                                                   -----------------     ---------------    -----------------     -----------------
Operating income (loss)                                         (287)                637                  889                 1,151

 Interest and other income, net                                  122                 218                  340                   199
                                                   -----------------     ---------------    -----------------     -----------------

Income (loss) before income taxes and minority
 interest                                                       (165)                855                1,229                 1,350

 Provision for income taxes                                     (506)               (258)                (932)                 (404)

 Minority interest in earnings of subsidiary, net
  of tax                                                         (17)                (22)                  (3)                  (41)
                                                   -----------------     ---------------    -----------------     -----------------
Net income (loss)                                            $  (688)             $  575              $   294               $   905
                                                   =================     ===============    =================     =================
Basic earnings (loss) per share                              $ (0.05)             $ 0.04              $  0.02               $  0.12
                                                   =================     ===============    =================     =================
Diluted earnings (loss) per share                            $ (0.05)             $ 0.04              $  0.02               $  0.06
                                                   =================     ===============    =================     =================

                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)


                                                                                                  Six months ended
                                                                                                    December 31,
                                                                                    ------------------------------------------
                                                                                            1998                     1997
                                                                                    ------------------       -----------------
Cash from operating activities
 Net income                                                                                   $    294                 $   905
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                 1,177                     631
   Non cash compensation expense pursuant to employee stock purchase plan                          339                     196
   Other non cash items                                                                            331                     127
   Charge for purchased research and development                                                 1,800                       -
   Change in current assets and liabilities:
     Increase in trade accounts receivable                                                      (1,145)                 (1,349)
     Increase in prepaid expenses and other current assets                                        (448)                   (365)
     Increase in accounts payable and accrued liabilities                                           44                     347
     Increase in deferred revenue                                                                  764                      48
     Increase (decrease) in income taxes payable                                                  (669)                     64
                                                                                    ------------------       -----------------
Net cash provided by operating activities                                                        2,487                     604

Cash from investing activities
 Purchase of property and equipment                                                             (3,127)                 (1,162)
 Purchase of marketable securities                                                              (1,647)                      -
 Purchase of businesses, net of cash acquired                                                  (11,449)                      -
 Increase in other assets                                                                           26                     (31)
                                                                                    ------------------       -----------------
Net cash used in investing activities                                                          (16,197)                 (1,193)

Cash from financing activities
 Payment of royalty to Novell                                                                     (158)                   (224)
 Proceeds from issuance of stock, net of issuance costs                                            130                  17,545
                                                                                    ------------------       -----------------
Net cash provided by (used in) financing activities                                                (28)                 17,321

Effect of exchange rate on cash and cash equivalents                                                13                    (293)
                                                                                    ------------------       -----------------
Increase (decrease) in cash and cash equivalents                                               (13,725)                 16,439

Cash and cash equivalents at beginning of period                                                15,587                   4,058
Cash and cash equivalents at end of period                                                    $  1,862                 $20,497
                                                                                    ==================       =================

                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1.  General and Basis of Financial Statements

    The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the "Company" or "Pervasive"). All material intercompany accounts and transactions have been eliminated in consolidation.

    The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended June 30, 1998, which are contained in the Company's Registration Statement filed on Form S-1 on February 8, 1999 (File No. 333-71955) and Annual Report filed or on Form 10-K filed with the Securities and Exchange Commission on September 28, 1998 (File No. 000-23043). The results of operations for the three and six month periods ended December 31, 1998 and 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2.  Business Combinations

    On November 12, 1998, Pervasive acquired for cash approximately 93% of the outstanding common shares of EveryWare Development Inc. ("EveryWare"), a Web development tool and Web-application server provider based in Toronto Canada. Pervasive acquired the remaining outstanding shares of EveryWare in December
1998.   The total value of the acquisition, including assumption of outstanding options and transaction costs, was approximately $11.8 million. In addition, the Company made advances to EveryWare totalling $705,000 in October and November 1998.

    The acquisition has been accounted for as a purchase business combination by the Company and, accordingly, the net assets acquired were recorded at their estimated fair values at the effective date of the acquisition. The following table presents the allocation of the purchase price (in thousands):


     Software technology                                                   $ 1,200
     Purchased research and development                                      1,800
     Excess of cost over fair value of net assets acquired                   9,761
     Deferred tax adjustment related to intangible assets acquired            (600)
     Net fair value of tangible assets acquired and liabilities assumed       (377)
                                                                           -------
                                                                           $11,784
                                                                           =======

    Valuation of the intangible assets acquired were determined by an independent third party appraisal company and consisted of purchased research and development, software technology, and excess of fair value of net assets acquired. The amount related to purchased research and development, as determined by the independent third party appraisal company, was $1.8 million and was charged against income in the quarter ended December 31, 1998 because the underlying research and development projects had not yet reached technological feasibility and had no alternative future uses. The excess of costs over fair value of net assets acquired is amortized over a ten year period.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

    On February 13, 1998, the Company acquired Smithware, Inc. ("Smithware"), a developer of database development and reporting components for Pervasive products, for cash and common stock of the Company, plus up to an additional $80,000 of cash and 47,502 shares of common stock payable upon achievement of certain milestones in the future. In July 1998, the Company paid $80,000 in cash and issued 19,000 shares of the Company's common stock valued at $155,000 to the former Smithware shareholders upon achieving the first two milestones specified in the acquisition agreement. Payment of the additional purchase price was recorded as additional goodwill and is being amortized over a ten year period.

3.  Pro Forma Results of Operations

    Pro forma results of operations for the six months ended December 31, 1997 and 1998 are presented below for illustrative purposes, as if the acquisition of EveryWare had occurred as of the beginning of the fiscal year for each of the periods presented.

                                                                               Six months ended
                                                                                 December 31,
                                                                      --------------------------------
                                                                            1998               1997
                                                                      -------------      -------------
Revenues............................................                        $27,006            $19,560
Operating income....................................                            471                200
Net loss............................................                           (271)              (172)
Basic loss per share................................                        $ (0.01)           $ (0.02)

4.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                          Three Months Ended              Six Months Ended
                                                             December 31,                   December 31,
                                                       ------------------------       --------------------------
                                                          1998          1997            1998             1997
                                                       ----------     ---------       ---------        ---------
Numerator:
   Net income (loss)                                   $     (688)    $     575        $     294        $     905
                                                       ==========     =========        =========        =========
Denominator:
   Denominator for basic earnings per share -
    weighted average shares                                13,431        13,236           13,404            7,681

   Effect of dilutive securities:
    Convertible preferred shares                                -             -                -            4,593
    Employee stock options                                      -         1,947            1,851            2,039
                                                       ----------     ---------        ---------        ---------
    Potentially dilutive common shares                          -         1,947            1,851            6,632
                                                       ----------     ---------        ---------        ---------
   Denominator for diluted earnings per share -
    adjusted weighted average shares and assumed
    conversions                                            13,431        15,183           15,255           14,313
                                                       ==========     =========        =========        =========
Basic earnings per share                               $    (0.05)    $    0.04        $    0.02        $    0.12
                                                       ==========     =========        =========        =========
Diluted earnings per share                             $    (0.05)    $    0.04        $    0.02        $    0.06
                                                       ==========     =========        =========        =========

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

5.  Comprehensive Income

    Effective July 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The components of comprehensive income are as follows:

                                                                Three months ended                 Six months ended
                                                                   December 31,                      December 31,
                                                          ----------------------------      ---------------------------
                                                               1998             1997            1998             1997
                                                          -----------      -----------      -----------     -----------
Net income................................................      $(688)           $ 575            $ 294           $ 905
Foreign currency translation adjustments..................        259              (77)             444            (230)
                                                          -----------      -----------      -----------     -----------
Comprehensive income......................................      $(429)           $ 498            $ 738           $ 675
                                                          ===========      ===========      ===========     ===========

6. Recent Accounting Pronouncements

   Effective July 1, 1998, the Company adopted AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition and SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. The Company believes the effect of such adoption will not have a material effect on its financial statements in fiscal 1999.


   In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning March 15, 1999. We believe that the adoption of SOP 98-9 will not have a material effect on the Company's results of operations or financial position.

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

   In February 1998, the FASB issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The Statement supersedes the disclosure requirements in Statements No. 87, Employers' Accounting for Pensions, No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Statement 132 revises the required disclosures about pensions and other postretirement benefits. The Company believes that the adoption of Statement 132 will have no affect on our results of operations, financial position or disclosures in the future.

   In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of Statement 133 will have a significant effect on the Company's results of operations or the financial position of the Company.

PERVASIVE SOFTWARE INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The statements contained in this Report on Form 10-Q that are not purely historical statements are forward looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this filing on Form 10-Q to conform these statements to actual results. See "Risk Factors that May Affect Future Results," and the factors and risks discussed in the Company's) Registration Statement filed on Form S-1 on February 8, 1999 (File No. 333-71955), Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1998 (File No. 000-23043) and other reports filed from time to time with the Securities and Exchange Commission.

Overview

  Pervasive Software Inc. is a leading provider of information management solutions that dramatically simplify the development, deployment and maintenance of Web-based and client/server applications. Our comprehensive, integrated suite of software products includes zero administration databases, Web application servers, Web development and deployment solutions and data management and reporting tools. Together, these products offer a unique solution that masks the complexity of developing, deploying and maintaining Web-based applications and lower the cost of ownership of Web-based distributed computing environments. Our business model leverages a value-added distribution channel of software developers, value-added resellers and system integrators around the world.

  On November 12, 1998, we acquired 93% of the outstanding stock of EveryWare Development Inc., and acquired the remaining outstanding shares in December 1998, for total consideration of $11.8 million, including cash paid to the EveryWare shareholders, transaction costs and the value of employee stock options assumed. The transaction was recorded using the purchase accounting method. The following table presents the allocation of the purchase price (in thousands):

   Software technology.......................................................     $ 1,200
   Purchased research and development........................................       1,800
   Excess of cost over fair value of net assets acquired.....................       9,761
   Deferred tax adjustment related to intangible assets acquired.............        (600)
   Net fair value of tangible assets acquired and liabilities assumed........        (377)
                                                                             ------------
                                                                                  $11,784
                                                                             ============

  We derive our revenues primarily from shrink-wrap licenses through independent software vendors, value-added resellers and distributors and through OEM license agreements with independent software vendors. Shrink-wrap license fees are variable and based generally on user count, or in the case of Tango, number of applications served. Our OEM licensing program offers independent software vendors volume discounts and specialized technical support, training and consulting in exchange for embedding our products in packaged applications and paying us a royalty based on sales of the applications. Additionally, we generate revenues from user count upgrades as well as from upgrades to client/server environments from single user workstation or workgroup environments.

  We generally recognize revenues from software licenses when persuasive evidence of an arrangement exists, the software has been delivered, the fee is fixed or determinable and collectibility is probable. We generally recognize revenues related to agreements involving nonrefundable fixed minimum license fees when we deliver the product master or first copy if no significant vendor obligations remain. We recognize per copy royalties in excess of a fixed minimum amount as revenues when such amounts are reported to us. We operate with virtually no order backlog because our software products are shipped shortly after orders are received. This makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. We enter into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. We reserve for estimated sales returns, stock rotation and price protection rights, as well as for uncollectable accounts based on experience.

  We derive substantially all of our revenues from the license of our Pervasive.SQL and Btrieve products, and to date we have not derived significant revenues from our Tango products. Although we expect to continue to derive a significant portion of our revenues from Btrieve licenses in the near term, we expect that our future operating results will become increasingly dependent upon market acceptance of Pervasive.SQL released in February 1998, and anticipate that revenues from the license of Btrieve will decrease accordingly. Pervasive.SQL market acceptance is largely dependent upon factors such as the product development cycles of independent software vendors and value-added resellers who embed our products into packaged software applications. In February 1999, we launched a marketing program in which we are offering the Tango development environment for free for a limited time. This program is intended to encourage developers to build applications on the Tango platform as a "seeding" strategy for Tango Application Server licenses. We cannot be certain that we will successfully generate license revenue from our Tango products through this marketing program or otherwise.

  In December 1998, we granted Novell, Inc., a non-exclusive, perpetual, irrevocable license to reproduce and distribute a two-user version of Pervasive.SQL for distribution only in combination with other products distributed by Novell. We do not receive any royalties directly from Novell related to the agreement. We do believe, however, that we will receive fees in the future by licensing multi-user upgrades for some of the two-user versions distributed by Novell. Novell has not yet begun to distribute our two-user version, but we believe Novell will do so in 1999.

Results of Operations

  The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operation. The results of EveryWare subsequent to November 12, 1998 are included in, but are not significant to, our consolidated statement of operations for the six months ended December 31, 1998, except for the effect of purchase accounting adjustments for purchased research and development and amortization of cost in excess of net assets acquired.

                                                                       Three Months Ended                   Six Months Ended
                                                                          December 31,                        December 31,
                                                                -----------------------------       -----------------------------
                                                                     1998              1997              1998              1997
                                                                -----------       -----------       -----------       -----------
Revenues........................................................        100%              100%              100%              100%
Costs and expenses:
   Cost of revenues and technical support.......................         16                15                15                15
   Sales and marketing..........................................         39                42                41                41
   Research and development.....................................         25                27                25                28
   General and administrative...................................          8                 9                 8                 9
   Amortization of excess of cost over fair value
      of net assets acquired....................................          1                 -                 1                 -
   Charge for purchased research and development................         13                 -                 7                 -
                                                                -----------       -----------       -----------       -----------
Total costs and expenses........................................        102                93                97                93
                                                                -----------       -----------       -----------       -----------
Operating income................................................         (2)                7                 3                 7
   Interest and other income, net...............................          1                 3                 1                 1
                                                                -----------       -----------       -----------       -----------
Income before income taxes and minority interest................         (1)               10                 4                 8
   Provision for income taxes...................................         (4)               (3)               (3)               (2)
   Minority interest in earnings of subsidiary..................          -                 -                 -                 -
                                                                -----------       -----------       -----------       -----------
Net income......................................................         (5)%               7%                1%                6%
                                                                ===========       ===========       ===========       ===========

Revenues

  The Company's revenues increased to $14.1 million for the three months ended December 31,1998, an increase of 66% over the $8.5 million reported for the comparable period in the prior fiscal year. Our revenues for the six months ended December 31, 1998 were $25.9 million, representing a 60% increase from the $16.1 million reported for the comparable period in the prior fiscal year. We attributed the revenue increase in each period to increased market acceptance of our products operating on Windows NT, introduction of Pervasive.SQL and expansion of our worldwide sales organization. Although our revenues have increased in recent periods, we cannot be certain that revenues will grow in future periods, that they will grow at past rates or that we will remain profitable on a quarterly or annual basis in the future.

  Licenses of our software operating on Windows NT or other Microsoft operating systems increased to approximately 50% of our revenues in the three months ended December 31, 1998 from approximately 46% in the comparable period in the prior year. These same licenses represented 50% of our revenues in the six months ended December 31, 1998 compared to 43% in the comparable period in 1997. Licenses of our software operating on NetWare represented approximately 37% of revenues in the three months ended December 31, 1998, as compared to 49% in the comparable period in the prior year. In the six months ended December 31, 1998, NetWare licenses represented 40% of our revenues compared to 52% in the comparable period in the prior year. We believe that the increase in the percentage of revenues attributable to licenses of our products operating on Windows NT and other Microsoft operating systems is due to two factors: (1) the increased market acceptance of our products operating on Microsoft platforms and
(2) the increased market penetration of Microsoft platforms relative to other operating systems. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future, or at all.

  International revenues, consisting of all revenues from customers located outside of North America, were $3.3 million and $5.9 million in the three months ended December 31, 1997 and 1998, representing 38% and 42% of total revenues, respectively. We recognized international revenues of $6.5 million and $10.2 million for the six months ended December 31, 1997 and 1998, representing 40% and 39% of total revenues, respectively. We attribute the increase in dollar amount in each period primarily to expansion of our international sales organization, particularly in Europe and Japan. We believe that revenues from international markets represent a significant opportunity. Therefore, we expect that international revenues may account for an increasing portion of our revenues in the future as we expand internationally, primarily in Europe and Japan, but also in other areas of the world.

Costs and Expenses

  Cost of Revenues and Technical Support. Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for the Company's shrink wrap software products and the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase. Cost of revenues and technical support was $1.2 million and $2.2 million in the three months ended December 31, 1997 and 1998, representing 15% and 16% of total revenues, respectively. Cost of revenues and technical support was $2.4 million and $3.8 million in the six months ended December 31, 1997 and 1998, representing 15% of revenues in both periods. Cost of revenues and technical support increased in each period due to increased sales volume and increased technical support personnel in the U.S., Europe and Japan. We anticipate that cost of revenues and technical support will continue to increase in dollar amount as we expand our international operations, particularly in Japan, and provide technical support for additional products. Cost of revenues and technical support may vary as a percentage of revenues in the future.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses were $3.5 million and $5.5 million in the three months ended December 31, 1997 and 1998, representing 42% and 39% of revenues, respectively. Sales and marketing expenses were $6.6 million and $10.5 million in the six months ended December 31, 1997 and 1998, representing 41% in both periods. Sales and marketing expenses increased in dollar amounts in both the three and six month periods ended December 31,

1998 over the comparable periods in the prior year primarily due to increased costs associated with hiring additional sales and marketing personnel, the promotion of Pervasive.SQL and increased infrastructure costs associated with foreign sales office expansion. We expect that sales and marketing expenses will continue to increase in dollar amount as we continue to promote Pervasive.SQL and Tango, hire additional sales and marketing personnel and expand our international operations. Sales and marketing expenses are likely to continue to fluctuate as a percentage of revenues due to the timing of costs associated with new product releases, marketing promotions and international expansion.

  Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.3 million and $3.5 million in the three months ended December 31, 1997 and 1998, representing 27% and 25% of revenues, respectively. Research and development expenses were $4.5 million and $6.5 million in the six months ended December 31, 1997 and 1998, representing 28% and 25% of revenues, respectively. Research and development expenses increased in dollar amount each period primarily due to the increased hiring of, and contracting with, additional research and development personnel. Research and development expenses decreased as a percentage of revenues primarily because of significant revenue growth that outpaced research and development expenditures. We anticipate that we will continue to devote substantial resources to research and development and that such expenses will continue to increase in dollar amount.

  Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods. Accordingly, we charged all software development costs to research and development expenses.

  In March 1998, we announced a joint development initiative with Oracle Corporation to enable application developers to create and deploy a single application for both small businesses and large corporations without substantial code changes. The joint development effort should also allow existing packaged application providers to migrate their solutions to Pervasive and Oracle databases. We have performed, and will perform, all of the development effort required to create the technology and will own the technology in its final form. Oracle has allowed us access to certain of their proprietary information to enable us to design and develop the resulting application programming interface. We have no financial arrangement with Oracle related to the initiative. Research and development expenses related to the joint development initiative with Oracle were not material for the year ended June 30, 1998, or for the six months ended December 31, 1998, and we do not expect these expenses to be material in the future.

  General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of our finance, human resources, information systems and administrative departments. General and administrative expenses were $790,000 and $1.2 million in the three months ended December 31, 1997 and 1998, representing 9% and 8% of revenues, respectively. General and administrative expenses were $1.4 million and $2.2 million in the six months ended December 31, 1997 and 1998, representing 9% and 8% of revenues, respectively. We attribute the increase in dollar amount in each period primarily to the increased staffing and associated expenses necessary to manage and support our increased scale of operations, both domestically and internationally. General and administrative expenses decreased as a percentage of revenue in fiscal 1997 and 1998 primarily because of significant revenue growth that outpaced general and administrative expenditures. We believe that our general and administrative expenses will increase in dollar amount in the future as our administrative staff expands to support our growing worldwide operations.

  Charge for Purchased Research and Development. We acquired 93% of the capital stock of EveryWare Development Inc. in November 1998, and acquired the remaining outstanding shares in December 1998, for total consideration of $11.8 million, including cash paid to the EveryWare shareholders, transaction costs and the value of employee stock options assumed. We accounted for the acquisition using the purchase method of accounting. We hired an independent third-party appraisal company to determine the valuation of the intangible assets acquired. The valuation allocated the purchase price as follows: $1.8 million attributed to purchased research and development; $1.2 million attributed to current technology; and $200,000 attributed to the assembled workforce. We charged to operations $1.8 million in purchased research and development in the quarter ended December 31, 1998, because the underlying research and development projects had not yet reached technological feasibility and had no alternative future uses.

  We are using the purchased research and development to complete new products that will become part of our product lines in fiscal 1999 and fiscal 2000. We believe these new products will include new technology which furthers the extensibility, ease-of-use, productivity and performance of our Web application server and Web development and deployment solutions, as well as new integrated tools and utilities for administration and analysis. We expect that substantially all the purchased research and development will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. If commercial viability is not achieved, we would look to other alternatives to provide these solutions. We do not believe that a delay in providing such alternative solutions would have a significant adverse effect on our results of operations. At the time of the acquisition, we estimated the time to be incurred to transform the purchased research and development into commercially viable products as approximately 79 man months or approximately $400,000.

  The nature of the efforts required to complete development of the purchased research and development into commercially viable products principally relates to the completion of all designing, prototyping, verification and testing activities necessary to establish that the products can be produced to meet design specifications, including functions, features, and technical performance requirements.

  An independent third-party appraiser determined the value assigned to purchased research and development. This third-party appraiser projected cash flows related to future products expected to be derived once technological feasibility is achieved, including costs to complete the development of technology and the future revenues and costs which are expected to result from commercialization of the products. Cash flows recognized the contribution of core technology and other supporting assets and were discounted back to their present value at a rate of 25% for one project and 30% for another project. The resulting net cash flows from such projects are based on our estimates of revenues, cost of revenues and technical support, research and development expenses, selling, general and administrative expenses and income taxes resulting from such projects. Our estimates were based on expected trends in technology and the nature and expected timing of completion of purchased research and development. Nothing has come to our attention that would lead us to believe substantial changes need to be made to the underlying assumptions.

  Provision for Income Taxes. The Company's income tax provisions for interim periods are based on estimated annual effective income tax rates. The projected income tax provision for fiscal 1999 reflects the Company's anticipated mix of foreign and domestic income and the expected benefit from release of the Company's valuation allowance recorded against its deferred tax assets.

  The estimated effective tax rate, before considering the impact of the non-deductible charge for purchased research and development, for both the three and six month periods ended December 31, 1998, was 31% compared with 30% for the comparable period in the prior year. The increase in the Company's effective tax rate for fiscal year 1999 is primarily due to increased foreign taxes associated with the Company's increased operations overseas and a decrease in the expected benefit from partial release of the valuation allowance recorded against the Company's deferred tax assets. The Company expects its effective tax rate will increase in the future once the Company's deferred tax asset is fully realized.

  We believe that, based on a number of factors, it is more likely than not that a substantial amount of our deferred tax assets may not be realized. These factors include:

 .  A limited history of profitability;

 .  Recent increases in expense levels to support our growth;

 .  The lack of carryback capacity to realize the deferred tax assets;

 . The potential impact of anticipated deductions due to exercise of employee stock options on deferred tax assets with limited carryforward periods; and

 . The intensely competitive market in which we operate and which is subject to rapid change.

  Accordingly, we have recorded a valuation allowance to the extent deferred tax assets exceed the potential benefit from carryback of deferred items to offset current or prior year taxable income. We expect our effective tax rate will increase in the future once our deferred tax asset is fully realized.

Liquidity and Capital Resources

  Cash provided by operations was $600,000 and $2.5 million for the six months ended December 31, 1997 and 1998, respectively. The increase in cash generated by operations resulted primarily from increased earnings, excluding a non-cash charge for purchased research and development and amortization of acquisition related intangibles.

  During the first six months of fiscal 1999, we invested $1.6 million in marketable securities, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $1.2 million for the six months ended December 31, 1997 and $3.1 million for the six months ended December 31, 1998 including approximately $1.3 million for furniture and fixtures and improvements related to our new facility. We expect that our capital expenditures will increase as our employee base grows.

  In November 1998, we acquired 93% of the outstanding stock of EveryWare Development Inc., and acquired the remaining outstanding shares in December 1998. We financed the acquisition by using available funds of approximately $11 million during the quarter ended December 31, 1998 and, therefore, substantially reduced our liquidity position.

  In February 1998, we acquired Smithware, Inc. ("Smithware"), a developer of database development and reporting components for Pervasive products. We acquired Smithware for approximately $390,000 consisting of $170,000 in cash, 23,752 shares of our common stock valued at $160,000 and acquisition costs of $60,000, plus up to an additional $80,000 of cash and 47,502 shares of common stock payable upon achievement of certain milestones in the future. In conjunction with the acquisition, we repaid Smithware's outstanding debts of approximately $110,000. In the six months ended December 31, 1998, we paid $80,000 in cash and issued 19,000 shares of our common stock valued at $155,000 to the former Smithware shareholders upon achieving the first two milestones specified in the acquisition agreement.

  In September 1997, we completed an initial public offering in which we sold 2,000,000 shares of common stock for net proceeds of $17.4 million, after deducting the underwriter's discount and expenses of the offering.

  On December 31, 1998, we had $7.7 million in working capital including $1.9 million in cash and cash equivalents and $6.6 million in marketable securities. We have a $10.0 million revolving line of credit with a bank, but have at no time borrowed under such line. Our line of credit contains certain financial covenants and restrictions as to various matters including our ability to pay cash dividends and effect mergers or acquisitions without the bank's prior approval. We are currently in compliance with such financial covenants and restrictions. We have granted a first priority security interest in substantially all of our tangible assets as security for our obligations under our credit lines.

  The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on February 8, 1999 (File No. 333-71955) in which the Company will offer 1,500,000 shares of common stock. In addition, the Company has granted the underwriters of the offering a 30-day option to purchase up to an additional 450,000 shares of common stock to cover over-allotments.

Recently Issued Accounting Standards

  In October 1997, the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position 97-2, Software Revenue Recognition, which changes the requirements for revenue recognition. In March 1998, the AICPA issued SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, "Software Revenue Recognition." We adopted SOP 97-2 and SOP 98-4 in fiscal 1999. The effect of such adoption was not significant.

  In December 1998, the AICPA issued Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning March 15, 1999. We believe that the adoption of SOP 98-9 will not have a material effect on our results of operations or financial position.

  In June 1997, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, or Statement 130. This statement establishes standards for reporting and display of comprehensive income. We adopted Statement 130 in fiscal 1999.

  In June 1997, the FASB also issued Statement 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. We are required to adopt Statement 131 for the year ended June 30, 1999. We believe that the adoption of Statement 131 will not affect our results of operations or financial position, and will not significantly affect the disclosure of segment information in the future.

  In February 1998, the FASB issued Statement 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The Statement supersedes the disclosure requirements in Statements No. 87, Employers' Accounting for Pensions, No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Statement 132 revises the required disclosures about pensions and other postretirement benefits. We believe that the adoption of Statement 132 will have no affect on our results of operations, financial position or disclosures in the future.

  In June 1998, the FASB issued Statement 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of Statement 133 will have a significant effect on the Company's results of operations or the financial position of the Company.

Year 2000 Compliance

  The "Year 2000" issue results from an industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

  Our Year 2000 readiness plan for our current versions of Pervasive.SQL 7, Btrieve v6.15, ODBC Interface v2 and Tango v3.5 includes the following:

 . Assessment-Take an inventory of products to be tested, survey third-party programs utilized, generate compliance plan, and define what compliance will mean;
 .  Implementation-Devise upgrades to correct any Year 2000 issues;
 . Validation-Test and debug current versions of products; and . Contingency Planning-Plan to implement in the event that we do not achieve
    Year 2000 compliance by January 1, 2000.

  We have completed all phases of our plan, except for contingency planning, with respect to the current versions of all of our products. Based on our review, each of the current versions of our products was found to have no known Year 2000 limitations, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine are also Year 2000 compliant. An earlier release of Scalable SQL and certain other discontinued products were not designed to be Year 2000 compliant. However, the product documentation for these earlier products did describe how to utilize the products in a manner which would support four digit entries. Earlier versions of our products have not been tested for

Year 2000 compliance as these earlier versions of our products are no longer supported by us. We recommend upgrading to the current version of our products if customers have any concerns.

  We have defined "Year 2000 Compliant" as the ability to:

  . Correctly handle date information needed for the transition from December 31, 1999 to January 1, 2000;
  . Function according to the product documentation provided for this date change, without changes in operation resulting from the approaching new century, assuming correct configuration;
  . Where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner;
  . If the date elements in interfaces and data storage specify the century, store and provide output of date information in ways that are unambiguous as to century; and
  .  Recognize Year 2000 as a leap year.

  We do not currently have any information concerning the Year 2000 compliance status of our customers or third-party vendors who embed or resell our products. Third-party applications that utilize our products may still be written in a manner that does not take advantage of the Year 2000 capabilities of our products. If our current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures away from software products such as those offered by us to address Year 2000 issues, our business, operating results, or financial condition could be materially adversely affected.

  We have not specifically tested software licensed from third parties that is marketed through our channel, but we have received warranties and representations from our vendors that the licensed software is Year 2000 Compliant. Despite testing by us and by our current and potential customers, and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Unknown errors or defects in our products could result in loss of revenues or delay in market acceptance, which could have a material adverse effect on our business, operating results and financial condition. Some commentators have predicted significant litigation regarding Year 2000 compliance issues. Because of the nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

  Our internal systems include both our information technology and non-IT systems (such as our security system, building equipment, and embedded microcontrollers). We have initiated an informal Year 2000 compliance project to assess our material internal IT systems and our non-IT systems. The project encompasses two major areas of our internal IT structure: the technical services area, including all hardware, operating system, and standard application issues; and the applications area, including all corporate database, accounting and custom applications. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from such vendors that their systems are Year 2000 Compliant. Although we are not currently aware of any material operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in such systems. We plan to formalize our internal IT and non-IT Year 2000 readiness plan beginning March 1999. We anticipate that a majority of the existing Year 2000 issues will be eliminated by this time, and we believe that this time frame will provide adequate time to resolve any remaining material issues. Nonetheless, undetected errors or defects in the technology used in our internal IT and non-IT systems could have a material adverse affect on our business, operating results, or financial condition.

  We have funded our Year 2000 plan from operating cash flows and have not separately accounted for these costs in the past, nor do we have specific dollars budgeted for the project as the costs are not considered to be material. We have not yet fully developed a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 compliance of our critical operations. The cost of developing and implementing such a plan may itself be material.

  Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. The costs associated with any such external forces could be material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The majority of the Company's operations are based in the U.S. and, accordingly, the majority of its transactions are denominated in U.S. Dollars. However, the Company does have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Canada, Japan, Germany, France, Ireland, England, Belgium, and Hong Kong and conducts transactions in the local currency of each location. The Company monitors its foreign currency exposure and, from time to time will attempt to reduce its exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the quarter ended December 31, 1998. Quantitative and qualitative information about market risk was addressed in Item 7A of the Company's Form 10-K for the fiscal year ended June 30, 1998.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

  You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We Expect Our Financial Results May Vary Significantly from Quarter to Quarter

  Our operating results have varied significantly from quarter to quarter in the past and will continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside of our control. These factors include:

  .  Demand for our products;

  .  Seasonality and the timing of product sales;

  .  Unexpected delays in introducing new products and services;

  .  New product releases or pricing policies by our competitors;

  .  Lack of order backlog;

  .  Loss of a significant distributor;

  . Increased expenses, whether related to sales and marketing, product development or administration; and

  .  The mix of domestic and international sales.

  In addition, we may experience fluctuations based on our past and future acquisitions of businesses and product lines. For example, we incurred a loss in the quarter ended December 31, 1998 as a result of a charge for purchased research and development associated with our acquisition of EveryWare Development Inc.

  We will continue to determine our investment and expense levels based on our expected future revenues, which may not grow at historical rates in future periods, if at all. A significant portion of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if our revenues are below our expectations, our operating results and net income are likely to be adversely and disproportionately affected. In addition, we may reduce our prices or accelerate our investment in research and development efforts in response to competitive pressures or to pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations.

Seasonality May Contribute to Fluctuations in Our Quarterly Operating Results

  Our business has experienced, and is expected to continue to experience, seasonal customer buying patterns. In recent years, we have had relatively stronger demand for our products during the quarters ending December 31 and June 30, and relatively weaker demand in the quarters ending March 31 and September
30. We believe that this pattern may continue. In addition, to the extent international operations constitute a greater percentage of our revenues in future periods, we anticipate that demand for our products in Europe and Japan will decline because of reduced corporate buying patterns during the vacation season in the summer months.

We Currently Operate Without a Backlog

  We currently operate with virtually no order backlog because our software products are shipped and revenue is recognized shortly after orders are received. This lack of backlog makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. As a result, if orders in the first month or two of a quarter fall short of expectations, it is likely we will not meet our revenue targets for that quarter. As a result, our quarterly operating results would be materially and adversely affected.

Our Success Depends on Our Management of Significant Growth and Change Within Our Business

  We have expanded our operations rapidly since inception, resulting in new and increased responsibilities for management and placing a strain upon our financial and other resources. During this period, we have experienced revenue growth, an increase in the number of our employees, an expansion in the scope of our operating and financial systems and an expansion in the geographic area of our operations. In particular, we had a total of 305 employees at December 31, 1998, as compared to 189 at December 31, 1997. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition will be materially adversely affected.

Our Performance Depends on Our Successful Transition To and Market Acceptance of Pervasive.SQL

  Prior to the release of our Pervasive.SQL products, we derived substantially all of our revenues from the license of our Btrieve products. Although we expect to continue to derive a significant portion of our revenues from Btrieve licenses in the near term, our future operating results will become increasingly dependent on market acceptance of Pervasive.SQL. We cannot be certain that future sales of Pervasive.SQL will continue at initial rates. The pace and timing of market acceptance of Pervasive.SQL has depended largely on factors such as the product development cycles of developers and resellers who embed our products into packaged software applications. We cannot be certain whether or when Pervasive.SQL will become integrated into our customers' development, marketing and support infrastructure to the same extent as Btrieve. Although we recognized increased revenue from Pervasive.SQL in the first and second quarters of fiscal 1999, one-time upgrades from earlier versions of our products, our favorable upgrade pricing, or other factors may have contributed to such sales.

Our Future Success Will Depend on Our Ability to Successfully Market and Support Tango

  We acquired the technology for our Tango products in November 1998 and we recently began to market the Tango Application Server and Tango Development Studio both as stand-alone products and integrated with Pervasive.SQL. To date, we have not derived significant revenues from the Tango products. Our performance depends on our ability to generate demand for, gain market acceptance of and effectively support our Tango products in the near future. Because of our limited experience marketing the Tango products, we cannot be certain that we will achieve market acceptance for or generate significant revenue from the Tango products.

  Our ability to rapidly gain market acceptance and to effectively support our Tango products is subject to a number of factors, including:

  . Our ability to successfully integrate Pervasive.SQL with the Tango products;

  . Our ability to recruit and train new and existing value-added resellers;

  . The success of our seeding promotion involving free downloads of our Tango development environment and our ability to ultimately receive Tango Application Server revenue from this promotion;

  . The time lag between adoption and deployment of the Tango product line;

  . Our ability to successfully market Tango products to our installed base of customers, independent software vendors and value-added resellers;

  . The extent of competitive pricing pressure from companies in our markets that are willing to accept losses in an attempt to gain market share; and

  . Continued growth in the market for Web-based development products.

We Must Successfully Integrate Our Recent Acquisition of EveryWare Development Inc.

  Our failure to successfully address the risks associated with our acquisition of EveryWare Development Inc. of Toronto, Canada could have a material adverse affect on our business, operating results and financial condition. We acquired EveryWare in November 1998. The success of this acquisition will depend on our ability to:

  . Successfully integrate and manage EveryWare's operations, which are based in Canada;

  . Retain EveryWare's software developers; and

  . Implement our business strategy.

We Have Significant Product Concentration

  We currently derive substantially all of our revenues from our Pervasive.SQL and Btrieve data management products. Data management-related revenue will continue to account for substantially all of our revenues for the foreseeable future. As a result, our future operating results will depend upon continued market acceptance of Pervasive.SQL and our ability to develop and market our Tango products. Pervasive.SQL may not achieve continued market acceptance, and Tango may not achieve market acceptance at all. Any decrease in demand or market acceptance for our Pervasive.SQL and Btrieve product would have a damaging effect on our business, operating results and financial condition.

Our Efforts to Develop Brand Awareness of Our Products May Not be Successful

  We believe that developing and maintaining awareness of the "Tango" and "Pervasive" brand names is critical to achieving widespread acceptance of our products. The importance of brand recognition will increase as competition in the market for Web-based development and deployment products increases. A key element of our business strategy is to commit significant resources to promote our brands. We have not obtained a United States registration of the trademark for these names, and we are aware of other companies that use these marks, in particular "Tango," in their marks alone or in combination with other words.
We expect that it may be difficult or impossible to prevent third-party uses for competing goods and services. Competitors or others that use marks that are similar to our brand names may cause confusion among actual and potential customers, which could prevent us from achieving significant brand recognition. If we fail to promote and maintain our brands or incur significant related expenses, our business, operating results and financial condition could be materially adversely affected.

A Small Number of Distributors Account For a Significant Percentage of Our Revenues

  The loss of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the inability to replace the distributor on a timely basis, could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors, value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the six months ended December 31, 1998, two distributors accounted for a combined 24% of revenues, and two distributors accounted for a combined 22% of revenues for the comparable period in the 1997 fiscal year. We expect that we will continue to be dependent upon a limited number of distributors for a significant portion of our revenues in future periods. Moreover, we expect that such distributors will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

We Depend on Our Indirect Sales Channel

  Our failure to continue to grow our indirect sales channel or the loss of a significant number of members of our indirect channel partners would have a material adverse effect on our business, financial condition and operating results. We do not have a substantial direct sales force and derive substantially all of our revenues from indirect sales through a channel consisting of independent software vendors, value-added resellers, system integrators, consultants and distributors. Our sales channel could be adversely affected by a number of factors including:

  . The emergence of a new platform resulting in the failure of independent software vendors to develop and the failure of value-added resellers to sell our products based on our supported platforms;

  .  Pressures placed on the sales channel to sell competing products;

  .  Our failure to adequately support the sales channel; and

  . Competing product lines offered by certain of our indirect channel partners.

  We cannot be certain that we will be able to continue to attract additional indirect channel partners or retain our current partners. In addition, we cannot be certain that our competitors will not attempt to recruit certain of our current or future partners.

We May Face Problems in Connection With Future Acquisitions or Joint Ventures

  In the future, we may acquire additional businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Our negotiations of potential acquisitions or joint ventures and our integration of acquired businesses, products or technologies could divert time and resources. Any future acquisitions could require us to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, or write-off purchased research and development and other acquisition-related expenses. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of acquisitions.

We May Not Be Able to Develop Strategic Relationships

  Our current collaborative relationships may not prove to be beneficial to us, and they may not be sustained. Further we may not be able to enter into successful new strategic relationships in the future, which could have a material adverse effect on our business, operating results and financial condition. From time to time, we have collaborated with other companies, including Oracle, Novell and Macromedia, in areas such as product development, marketing, distribution and implementation. Maintaining these and other relationships is a meaningful part of our business strategy. However, many of our current and potential strategic partners are either actual or potential competitors with us. In addition, many of these relationships are informal or, if written, terminable with little or no notice.

We Depend on Third-Party Technology in Our Products

  We rely upon certain software that we license from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain or obtain any of these software licenses, could result in shipment delays or reductions until we develop, identify, license and integrate equivalent software. Any delay in product development or shipment could damage our business, operating results and financial condition.

We May be Unable to Protect Our Intellectual Property and Proprietary Rights

  Our success depends to a significant degree upon our ability to protect our software and other proprietary technology. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, these measures afford us only limited protection. In addition, we rely in part on "shrink wrap" and "click wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Although we believe software piracy may be a problem, we are unable to determine the extent to which piracy of our software products exists. In addition, portions of our source code are developed in foreign countries with laws that do not protect our proprietary rights to the same extent as the laws of the United States.

  We may increasingly be subject to claims of intellectual property infringement as the number of products and competitors in our industry segment continues to grow and the functionality of products in different industry segments increasingly overlaps. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, third parties may claim infringement by us with respect to current or future products. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or the loss or deferral of sales or require us to enter into royalty or licensing agreements. If we are required to enter into royalty or licensing agreements, they may not be on terms acceptable to us. Unfavorable royalty and licensing agreements could seriously damage our business, operating results and financial condition.

We Must Adapt to Rapid Technological Change

  Our future success will depend upon our ability to continue to enhance our current products and to develop and introduce new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. Rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards characterize the market for our products. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. As a result of the complexities inherent in client/server computing environments and the performance demanded by customers for embedded databases and Web-based products, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on our business, operating results and financial condition. We have experienced delays in the past in the release of new products and new product enhancements. We may not be successful in:

  . Developing and marketing, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements;

  . Avoiding difficulties that could delay or prevent the successful development, introduction or marketing of these products; or

  . Achieving market acceptance for our new products and product enhancements.

We May be Affected by Unexpected Year 2000 Problems

  We are subject to potential "Year 2000" problems affecting our products, our internal systems and the systems of our vendors and distributors, any of which could have a material adverse effect on our business, operating results and financial condition. Many existing computer systems and software products do not properly recognize dates after December 31, 1999. This "Year 2000" problem could result in miscalculations, data corruption, system failures or disruptions of operations.

  The latest versions of Btrieve and Pervasive.SQL are designed to be Year 2000 compliant. An earlier release of the predecessor to Pervasive.SQL, Scalable SQL, and certain other discontinued products were not designed to be Year 2000 compliant; however, the product documentation described how to utilize the products in a manner that would support four digit date entries. We cannot be certain that our software products that are designed to be Year 2000 compliant contain all necessary date code changes. In addition, third party applications in which our products are embedded, or for which our products are separately licensed, may not comply with Year 2000 requirements, which may have an adverse impact on demand for our products. As a result, we may incur increased expenses and lose customers to competing products.

  Tango, when installed alone, does not involve data storage. Thus, the ability of a Web-based application built with Tango to comply with Year 2000 requirements is largely dependent on whether the database underlying the application is Year 2000 compliant. Therefore, we cannot ensure that Web-based applications developed using our products will comply with Year 2000 requirements. For example, if Tango, when installed alone, is connected to a database that is not Year 2000 compliant, the information received by a Tango application may be incorrect.

  Changing purchasing patterns of customers impacted by Year 2000 issues may result in reduced funds available for our products.

  In addition, there can be no assurance that Year 2000 errors or defects will not be discovered in our internal software systems and, if such errors or defects are discovered, there can be no assurance that the costs of making such systems Year 2000 compliant will not be material.

  Year 2000 errors or defects in the internal systems maintained by our vendors or distributors could require us to incur significant unanticipated expenses to remedy any problems or replace affected vendors and could reduce our revenue from our distribution channel.

Our Software May Contain Undetected Errors

  Errors or defects in our products may result in loss of revenues or delay in market acceptance, and could materially adversely affect our business, operating results and financial condition. Software products such as ours may contain errors or defects, sometimes called "bugs," particularly when first introduced or when new versions or enhancements are released. In the past, we have discovered software errors in certain of our new products after their introduction. Despite our testing, current versions, new versions or enhancements of our products may still have defects and errors after commencement of commercial shipments.

We May Become Subject to Product Liability Claims

  A product liability claim, whether or not successful, could damage our reputation and our business, operating results and financial condition. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, these contract provisions may not preclude all potential claims. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages.

We Compete with Microsoft while Simultaneously Supporting Microsoft Technologies

  We currently compete with Microsoft in the market for data management and Web development and deployment products while simultaneously maintaining a working relationship with Microsoft. Microsoft has a longer operating history, a larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than the Company. As a result, we may not be able to compete effectively with Microsoft now or in the future, and our business, operating results and financial condition may be materially adversely affected.

  We expect that Microsoft's commitment to and presence in both the database and Web development and deployment products markets will substantially increase competitive pressures. We believe that Microsoft will continue to incorporate Web application server or SQL Server database technology into its operating system software and certain of its server software offerings, possibly at no additional cost to its users. We believe that Microsoft will also continue to enhance its SQL Server database technology.

  We believe that we must maintain a working relationship with Microsoft to achieve success. Many of our customers use Microsoft-based operating platforms. Thus it is critical to our success that our products be closely integrated with Microsoft technologies. Notwithstanding our historical and current support of Microsoft platforms, Microsoft may in the future promote technologies and standards more directly competitive with or not compatible with our technology.

We Face Significant Competition From Other Companies

  We encounter competition for our database products primarily from large, public companies, including Microsoft, Oracle, Informix, Sybase and IBM. In particular, Sybase offers a small memory footprint database software product, Adaptive Server Anywhere, which directly competes with our products. In addition, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established and emerging companies.

  The Web development and deployment market is an emerging, intensely competitive environment, subject to rapidly changing products and new market participants. The market is also undergoing tremendous consolidation, which could result in the creation of a relatively few dominant players. In the last year, Netscape acquired Kiva Software, Sun Microsystems acquired NetDynamics and BEA Systems acquired WebLogic. Both Oracle and IBM entered the Web development and deployment market with internally developed solutions. The primary competitor for Tango is Allaire's Cold Fusion product. Additional competitors include Silverstream, HAHT Software, Bluestone and Microsoft. Another set of competitors could arise as traditional online transaction processing and database vendors expand their application server solutions to include Web-based application development software. We believe that, given the projected size of the market and strong trend towards distributed computing, it is likely that additional competitors may enter the market. This could lead to intense pricing pressure, particularly on front-end development tools, and result in higher research and development costs to compete on a feature-for-feature basis.

  Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that announcements of competing products by large competitors such as Microsoft or Oracle could result in the cancellation of customer orders in anticipation of the introduction of such new products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and which may limit our ability to sell our products through particular distribution partners. Accordingly, new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business. We cannot be certain that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially adversely affect our business, operating results and financial condition.

We Are Susceptible to a Shift in the Market for Client/Server Applications Toward Web-Based Applications

  We derive substantially all of our revenues from the use of our products in client/server applications. We expect to rely on continued market demand for client/server applications indefinitely. Although the market for client/server applications has been growing in recent years, other application platforms are emerging. In particular, we may see market demand shift from client/server applications to Web-based applications. This shift may occur before our Web-based product line achieves market acceptance. In addition, we cannot be certain that should such a platform shift occur, developers of Web-based applications would select our Web-based products. A decrease in client/server application sales coupled with an inability to derive revenues from the Web-based application market could have a material adverse effect on our business, operating results and financial condition.

We Increasingly Depend on the Growth of International Sales and Operations

  We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In fiscal 1998, we derived 39% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

  .  Costs of translating products for foreign languages;

  .  Foreign laws and business practices favoring local competition;

  .  Dependence on local channel partners;

  . Compliance with multiple, conflicting and changing government laws and regulations;

  .  Longer sales cycles;

  .  Greater difficulty or delay in collecting payments from customers;

  .  Difficulties in staffing and managing foreign operations;

  . Foreign currency exchange rate fluctuations and the associated effects on product demand;

  .  Increased tax rates in certain foreign countries;

  .  Difficulties with financial reporting in foreign countries;

  .  Quality control of certain development activities; and

  .  Political and economic instability.

  We intend to continue expanding our sales and support operations internationally. Despite our efforts, we may not be able to expand our sales and support operations internationally in a timely and cost-effective manner. Such an outcome would limit or eliminate any sales growth internationally, which in turn would materially adversely affect our business, operating results and financial condition. Even if we successfully expand our international operations, we may be unable to maintain or increase international market demand for our products.

  We expect that planned expansion of international operations will lead to increased financial and administrative demands on us and our management, including increased operational complexity associated with expanded facilities, administrative burdens associated with managing an increasing number of relationships with foreign partners and expanded treasury functions to manage foreign currency risks.

Fluctuations in the Relative Value of Foreign Currencies Can Affect Our Business

  To date, the majority of our transactions have been denominated in U.S. dollars. The majority of our international operation expenses, substantially all of our sales in Japan and certain other international sales have been denominated in currencies other than the U.S. dollar. Therefore, our operating results may be adversely affected by changes in the value of the U.S. dollar. As our international operations expand, our exposure to exchange rate fluctuations will increase as we use an increasing number of foreign currencies. We have entered into limited hedging transactions to mitigate our exposure to currency fluctuations. Despite these hedging transactions, exchange rate fluctuations have caused, and will continue to cause, currency transaction gains and losses. Although these transactions have not resulted in material gains and losses to date, similar transactions could have a damaging effect on our business, results of operations or financial condition in future periods.

We Must Continue to Hire and Retain Skilled Personnel in a Tight Labor Market

  Qualified personnel are in great demand and short supply throughout the software industry. Our success depends in large part on our ability to attract, motivate and retain highly skilled employees on a timely basis, particularly executive management, sales and marketing personnel, software engineers and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are essential to our product development, marketing, service and support teams may limit the rate at which we can generate revenue and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

The Price of Our Stock Has Been Volatile and Could Continue to Fluctuate Substantially

  Our common stock is traded on the Nasdaq National Market. The market price of our common stock has been volatile and could fluctuate substantially based on a variety of factors outside of our control, in addition to our financial performance. Furthermore, stock prices for many companies, including our own, fluctuate widely for reasons that may be unrelated to operating results.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS UNDER ITEM 601 OF REGULATION S-K

           3.1*     Restated Certificate of Incorporation
           3.2*     Bylaws of the Company
           4.1*     Reference is made to Exhibits 3.1, 3.2 and 4.3
           4.2*     Specimen Common Stock certificate
           4.3*     Investors' Rights Agreement dated April 19, 1995, between
                    the Company and the investors named therein
          10.1*     Form of Indemnification Agreement
          10.2*     1997 Stock Incentive Plan
          10.3*     Employee Stock Purchase Plan
          10.4*     First Amended and Restated 1994 Incentive Plan
          10.5*     Amendment and Restatement of Credit Agreement dated March
                    31, 1997 between the Company and Texas Commerce Bank
                    National Association
          10.6*     Lease Agreement dated October 5, 1994 between the Company
                    and Colina West Limited
          10.7*     First Amendment to Lease Agreement dated September 8, 1995 between the Company and Colina West Limited
          10.8*     Sublease Agreement dated December 10, 1996 between the
                    Company and Reynolds, Loeffler & Dowling, P.C.
          10.9*     Joint Venture Agreement dated March 26, 1995 between the
                    Company and Novell Japan, Ltd., AG Tech Corporation and
                    Empower Ltd.
          10.10**   Lease agreement dated April 2, 1998 between the Company and
                    CarrAmerica Realty, L.P. T/A Riata Corporate Park
          10.11**   Amendment and Restatement of Credit Agreement and Promissory
                    Note dated February 28, 1998 between the Company and Chase
                    Bank of Texas, National Association
          10.12***  First Amendment to Credit Agreement and Promissory Note
                    dated October 22, 1998 between the Company and Chase Bank of
                    Texas, National Association
          27.1      Financial Data Schedule

          *Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

          **Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 000-23043).

          ***Incorporated by reference to the Company's quarterly report filed on Form 10-Q for the period ended September 30, 1998 (File No. 000-23043).

     (b)  Reports on Form 8-K

          (i) Report on Form 8-K filed October 6, containing Pervasive Software Inc.'s news release dated September 30, 1998 announcing commencement of the Company's offer to purchase for cash all of the outstanding Common Shares of EveryWare Development Inc. an Internet application development and Web-application server provider based in Toronto Canada.

         (ii) Report on Form 8-K filed on November 30, 1998 containing the Company's news release dated November 12, 1998 announcing that the Company has taken up and paid for 93% of the common shares of EveryWare Development Inc. under its previously announced offer and it has commenced compulsory procedures to acquire the remaining shares of EveryWare Development Inc.

        (iii) Report on Form 8-K/A (amendment no. 1) filed on February 1, 1999 amending the Form 8-K filed on November 30, 1998 to include financial statements and pro forma financial information provided in accordance with the instructions for Item 7.

         (iv) Report of Form 8-K/A (amendment no. 2) filed on February 3, 1999 amending the Form 8-K/A filed on February 1, 1999 to include unaudited interim financial information of EveryWare Development Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 16, 1999        PERVASIVE SOFTWARE INC.
                                (Registrant)



                                By:  /s/ James R. Offerdahl
                                    --------------------------------------
                                    James R. Offerdahl
                                      Chief Operating
                                      Officer and Chief Financial
                                      Officer (Duly Authorized Officer and
                                      Principal Financial Officer)

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER        DESCRIPTION

          3.1*    Restated Certificate of Incorporation
          3.2*    Bylaws of the Company
          4.1*    Reference is made to Exhibits 3.1, 3.2 and 4.3
          4.2*    Specimen Common Stock certificate
          4.3*    Investors' Rights Agreement dated April 19, 1995, between the
                  Company and the investors named therein
          10.1*   Form of Indemnification Agreement
          10.2*   1997 Stock Incentive Plan
          10.3*   Employee Stock Purchase Plan
          10.4*   First Amended and Restated 1994 Incentive Plan
          10.5*   Amendment and Restatement of Credit Agreement dated March 31,
                  1997 between the Company and Texas Commerce Bank National
                  Association
          10.6*   Lease Agreement dated October 5, 1994 between the Company and
                  Colina West Limited
          10.7*   First Amendment to Lease Agreement dated September 8, 1995 between the Company and Colina West Limited
          10.8*   Sublease Agreement dated December 10, 1996 between the Company and Reynolds, Loeffler & Dowling, P.C.
          10.9*   Joint Venture Agreement dated March 26, 1995 between the
                  Company and Novell Japan, Ltd., AG Tech Corporation and
                  Empower Ltd.
          10.10** Lease agreement dated April 2, 1998 between the Company and
                  CarrAmerica Realty, L.P. T/A Riata Corporate Park
          10.11** Amendment and Restatement of Credit Agreement and Promissory
                  Note dated February 28, 1998 between the Company and Chase
                  Bank of Texas, National Association
         10.12*** First Amendment to Credit Agreement and Promissory Note
                  dated October 22, 1998 between the Company and Chase Bank of
                  Texas, National Association

          27.1    Financial Data Schedule

          *Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

          **Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 000-23043).

          ***Incorporated by reference to the Company's quarterly report filed on Form 10-Q for the period ended September 30, 1998 (File No. 000-23043).