Form 10-Q
period 1999-03-31
PERVASIVE SOFTWARE INC
filed 1999-05-17
CIK 1042821

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                _______________

                                   FORM 10-Q


 [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                      OR
 [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                       Commission file number 000-23043

                            PERVASIVE SOFTWARE INC.
            (Exact name of registrant as specified in its charter)


                DELAWARE                               74-2693793
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)            Identification Number)


                      12365 RIATA TRACE PARKWAY, BLDG. II
                              AUSTIN, TEXAS 78727
                   (Address of principal executive offices)

                                _______________

                                (512) 231-6000
             (Registrant's telephone number, including area code)

                                _______________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

              (1)   Yes [X]             No ___

              (2)   Yes [X]             No ___


     As of May 11, 1999 there were 15,493,740 shares of the Registrant's common stock outstanding.

================================================================================

                            PERVASIVE SOFTWARE INC.

                                   FORM 10-Q

                                     INDEX

PART I.   FINANCIAL INFORMATION                                                             PAGE
                                                                                            ----
Item 1.   Financial Statements.............................................................    3

          Condensed Consolidated Balance Sheets at March 31, 1999 and June
          30, 1998.........................................................................    3

          Condensed Consolidated Statements of Operations for the three and nine months
          ended March 31, 1999 and 1998....................................................    4

          Condensed Consolidated Statements of Cash Flows for the nine months ended
          March 31, 1999 and 1998..........................................................    5

          Notes to Condensed Consolidated Financial Statements.............................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................................   10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......................   18


PART II.  OTHER INFORMATION................................................................   28

Item 6.   Exhibits and Reports on Form 8-K.................................................   28

SIGNATURES.................................................................................   30

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            Pervasive Software Inc.
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                                               MARCH 31,         JUNE 30,
                                                                                  1999            1998
                                                                               -----------     -----------
                                                                               (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                   $    28,644     $    15,587
   Marketable securities                                                             4,200           4,943
   Trade accounts receivable, net                                                    8,605           5,304
   Prepaid expenses and other current assets                                         3,403           2,266
                                                                               -----------     -----------
Total current assets                                                                44,852          28,100
Property and equipment, net                                                          7,076           3,667
Purchased technology and excess of cost over fair
   value of net assets acquired, net                                                11,175             383
Other assets                                                                           720             493
                                                                               -----------     -----------
Total assets                                                                   $    63,823     $    32,643
                                                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                      $     2,052     $     1,382
   Accrued payroll and payroll related costs                                         2,001             966
   Other accrued expenses                                                            4,542           2,710
   Deferred revenues                                                                 2,807           1,929
   Income taxes payable                                                                958           1,140
   Deferred royalty payable--Novell                                                      -             158
                                                                               -----------     -----------
Total current liabilities                                                           12,360           8,285
Deferred tax liability                                                                 600               -
                                                                               -----------     -----------
Total liabilities                                                                   12,960           8,285
Minority interest in subsidiary                                                        443             379

Stockholders' equity:
   Common stock                                                                     51,290          26,270
   Retained deficit                                                                   (870)         (2,291)
                                                                               -----------     -----------
Total stockholders' equity                                                          50,420          23,979
                                                                               ===========     ===========
Total liabilities and stockholders' equity                                     $    63,823     $    32,643
                                                                               ===========     ===========


                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                          MARCH 31,                             MARCH 31,
                                                              ----------------------------          ----------------------------
                                                                 1999             1998                 1999             1998
                                                              -----------      -----------          -----------      -----------
Revenues                                                      $    16,015      $     9,744          $    41,878      $    25,885
Costs and expenses:
   Cost of revenues and technical support                           2,270            1,277                6,076            3,671
   Sales and marketing                                              6,110            4,243               16,624           10,875
   Research and development                                         4,172            2,511               10,653            7,054
   General and administrative                                       1,267              795                3,485            2,216
   Amortization of excess of cost over fair value of
     net assets acquired                                              275                -                  430                -
   Charge for purchased research and development                        -                -                1,800                -
                                                              -----------      -----------          -----------      -----------
Total costs and expenses                                           14,094            8,826               39,068           23,816
                                                              -----------      -----------          -----------      -----------
Operating income                                                    1,921              918                2,810            2,069

   Interest and other income, net                                      85              190                  425              389
                                                              -----------      -----------          -----------      -----------

Income before income taxes and minority interest                    2,006            1,108                3,235            2,458

   Provision for income taxes                                        (622)            (277)              (1,554)            (681)
   Minority interest in earnings of subsidiary, net of tax            (16)             (17)                 (19)             (58)
                                                              -----------      -----------          -----------      -----------

Net income                                                    $     1,368      $       814          $     1,662      $     1,719
                                                              ===========      ===========          ===========      ===========

Basic earnings per share                                      $      0.10      $      0.06          $      0.12      $      0.18
                                                              ===========      ===========          ===========      ===========
Diluted earnings per share                                    $      0.09      $      0.05          $      0.11      $      0.11
                                                              ===========      ===========          ===========      ===========

                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                                                  NINE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                          --------------------------------
                                                                                              1999                1998
                                                                                          ------------        ------------
CASH FROM OPERATING ACTIVITIES
   Net income                                                                             $      1,662        $      1,719
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                             2,125               1,012
       Non cash compensation expense pursuant to employee stock purchase plan                      571                 339
       Other non cash items                                                                        406                 335
       Charge for purchased research and development                                             1,800                   -
       Change in current assets and liabilities:
         Increase in trade accounts receivable                                                  (3,026)             (2,348)
         Increase in prepaid expenses and other current assets                                    (881)               (618)
         Increase in accounts payable and accrued liabilities                                    1,170               1,097
         Increase in deferred revenue                                                              775                 350
         Increase (decrease) in income taxes payable                                              (315)                 35
                                                                                          ------------        ------------
Net cash provided by operating activities                                                        4,287               1,921

CASH FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                           (4,584)             (1,769)
   Sale (Purchase) of marketable securities, net                                                   743             (14,596)
   Purchase of businesses, net of cash acquired                                                (11,702)               (599)
   Increase in other assets                                                                         28                 (29)
                                                                                          ------------        ------------
 Net cash used in investing activities                                                         (15,515)            (16,993)

CASH FROM FINANCING ACTIVITIES
   Payment of royalty to Novell                                                                   (158)               (403)
   Proceeds from issuance of stock, net of issuance costs                                       24,726              17,552
                                                                                          ------------        ------------
 Net cash provided by financing activities                                                      24,568              17,149

Effect of exchange rate on cash and cash equivalents                                              (283)               (409)
                                                                                          ------------        ------------

Increase in cash and cash equivalents                                                           13,057               1,668

Cash and cash equivalents at beginning of period                                                15,587               4,058
                                                                                          ------------        ------------
Cash and cash equivalents at end of period                                                $     28,644        $      5,726
                                                                                          ============        ============

                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999


1.   GENERAL AND BASIS OF FINANCIAL STATEMENTS

     The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the "Company" or "Pervasive"). All material intercompany accounts and transactions have been eliminated in consolidation.

     The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended June 30, 1998, which are contained in the Company's Registration Statement filed on Form S-1 effective as of March 18, 1999 (File No. 333-71955). The results of operations for the three and nine month periods ended March 31, 1999 and 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2.   SECONDARY PUBLIC OFFERING

     On March 18, 1999, Pervasive completed a secondary public offering in which the Company sold 1,500,000 shares of its common stock for net proceeds of $23.6 million, after deducting expenses of the offering of which approximately $600,000 will be paid subsequent to March 31, 1999. In addition, certain of our stockholders sold 1,130,000 shares in the offering. In April 1999, Pervasive received net proceeds of $6.4 million from the sale of an additional 394,500 shares of common stock upon exercise of an option granted to the underwriters of the offering to cover over-allotments.

3.   BUSINESS COMBINATIONS

     On November 12, 1998, Pervasive acquired for cash approximately 93% of the outstanding common shares of EveryWare Development Inc. ("EveryWare"), a Web development tool and Web-application server provider based in Toronto, Canada. Pervasive acquired the remaining outstanding shares of EveryWare in December 1998. The total value of the acquisition, including assumption of outstanding options and transaction costs, was approximately $11.8 million. In addition, the Company made advances to EveryWare totalling $705,000 in October and November 1998.

     The acquisition has been accounted for as a purchase business combination by the Company and, accordingly, the net assets acquired were recorded at their estimated fair values at the effective date of the acquisition. The following table presents the allocation of the purchase price (in thousands):

     Software technology                                                     $     1,200
     Purchased research and development                                            1,800
     Excess of cost over fair value of net assets acquired                         9,794
     Deferred tax adjustment related to intangible assets acquired                  (600)
     Net fair value of tangible assets acquired and liabilities assumed             (377)
                                                                             -----------

                                                                             $    11,817
                                                                             ===========

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

3.   BUSINESS COMBINATIONS (CONTINUED)

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

     On February 13, 1998, the Company acquired Smithware, Inc. ("Smithware"), a developer of database development and reporting components for Pervasive products, for cash and common stock of the Company, plus up to an additional $80,000 of cash and 47,502 shares of common stock payable upon achievement of certain milestones in the future. In the nine months ended March 31, 1999, the Company paid $80,000 in cash and issued 33,251 shares of the Company's common stock valued at $332,000 to the former Smithware shareholders upon achieving the first three milestones specified in the acquisition agreement. Payments of the additional purchase price was recorded as additional goodwill which is being amortized over a ten year period.

4.   PRO FORMA RESULTS OF OPERATIONS

     Pro forma results of operations for the nine months ended March 31, 1999 and 1998 are presented below for illustrative purposes, as if the acquisition of EveryWare had occurred as of the beginning of the fiscal year for each of the periods presented.

                                                           Nine months ended
                                                               March 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
    Revenues...................................        $  43,021    $  29,865
    Operating income...........................            2,393           46
    Net loss...................................            1,097         (636)
    Basic earnings (loss) per share............        $    0.08    $   (0.06)
    Diluted earnings (loss) per share..........        $    0.07    $   (0.06)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

5.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                       Three Months Ended           Nine Months Ended
                                                                            March 31,                    March 31,
                                                                    -----------------------      -----------------------
                                                                      1999          1998           1999          1998
                                                                    ---------      --------      ---------     ---------
Numerator:
    Net income                                                      $   1,368      $    814      $   1,662     $   1,719
                                                                    =========      ========      =========     =========
Denominator:
    Denominator for basic earnings per share -
    weighted average shares                                            13,664        13,242         13,490         9,535

    Effect of dilutive securities:
       Convertible preferred shares                                      -             -              -            3,062
       Employee stock options                                           2,262         1,977          1,975         1,966
                                                                    ---------      --------      ---------     ---------
       Potentially dilutive common shares                               2,262         1,977          1,975         5,028
                                                                    ---------      --------      ---------     ---------
    Denominator for diluted earnings per share -
         adjusted weighted average shares and assumed conversions      15,926        15,219         15,465        14,563
                                                                    =========      ========      =========     =========
Basic earnings per share                                            $    0.10      $   0.06      $    0.12     $    0.18
                                                                    =========      ========      =========     =========
Diluted earnings per share                                          $    0.09      $   0.05      $    0.11     $    0.11
                                                                    =========      ========      =========     =========


6.   COMPREHENSIVE INCOME

     Effective July 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The components of comprehensive income are as follows:

                                                                Three months ended         Nine months ended
                                                                     March 31,                 March 31,
                                                               ----------------------    ----------------------
                                                                 1999         1998         1999         1998
                                                               ---------    ---------    ---------    ---------
     Net income............................................    $   1,368    $     814    $   1,662    $   1,719

     Foreign currency translation adjustments.................      (511)        (137)         (67)        (367)
                                                               =========    =========    =========    =========

     Comprehensive income.................................     $     857    $     677    $   1,595    $   1,352
                                                               =========    =========    =========    =========

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

7.   RECENT ACCOUNTING PRONOUNCEMENTS

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

     In February 1998, the FASB issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The Statement supersedes the disclosure requirements in Statements No. 87, Employers' Accounting for Pensions, No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Statement 132 revises the required disclosures about pensions and other postretirement benefits. The Company believes that the adoption of Statement 132 will have no affect on its results of operations, financial position or disclosures in the future.

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

PERVASIVE SOFTWARE INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The statements contained in this Report on Form 10-Q that are not purely historical statements are forward looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any forward looking statements after the date of this filing on Form 10-Q to conform these statements with actual results. See "Risk Factors that May Affect Future Results," and the factors and risks discussed in the Company's Registration Statement on Form S-1 effective as of March 18, 1999 (File No. 333-71955) and other reports filed from time to time with the Securities and Exchange Commission.

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

     On March 18, 1999, Pervasive completed a secondary public offering in which we sold 1,500,000 shares of our common stock for net proceeds of $23.6 million, after deducting expenses of the offering of which approximately $600,000 will be paid subsequent to March 31, 1999. In addition, certain of our stockholders sold 1,130,000 shares in the offering. In April 1999, we received net proceeds of $6.4 million from the sale of an additional 394,500 shares of common stock upon exercise of an option granted to the underwriters of the offering to cover over-allotments.

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

     Software technology....................................................  $ 1,200
     Purchased research and development.....................................    1,800
     Excess of cost over fair value of net assets acquired..................    9,794
     Deferred tax adjustment related to intangible assets acquired..........     (600)
     Net fair value of tangible assets acquired and liabilities assumed ....     (377)
                                                                              -------
                                                                              $11,817
                                                                              =======

     We derive our revenues primarily from shrink-wrap licenses through independent software vendors, value-added resellers and distributors and through OEM license agreements with independent software vendors. Shrink-wrap license fees for our database products are variable and based generally on user count. In the case of Tango, license revenues are recognized based on the number of web application servers deployed. Our OEM licensing program offers independent software vendors volume discounts and specialized technical support, training and consulting in exchange for embedding our products in packaged applications and paying us a royalty based on sales of the applications. Additionally, we generate revenues from version upgrades, user count upgrades and upgrades to client/server environments from single user workstation or workgroup environments.

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

     We derive substantially all of our revenues from the license of our Pervasive.SQL and Btrieve products, and to a lesser extent from our Tango products. Since the introduction of Pervasive.SQL in February 1998, licenses of Pervasive.SQL have represented an increasing portion of our revenues and, as anticipated, the percentage of revenue from Btrieve has decreased. Although we expect to continue to derive a significant portion of our revenues from Btrieve licenses in the near term, we expect that our future operating results will become increasingly dependent upon continued market acceptance of Pervasive.SQL and Tango, and anticipate that revenues from the license of Btrieve will continue to decrease over time. Pervasive.SQL market acceptance is largely dependent upon factors such as the product development cycles of independent software vendors and value-added resellers who embed our products into packaged software applications. In an effort to stimulate market demand for our Tango products, we launched a marketing program in February 1999 in which we are offering the Tango development environment for free for a limited time. This program is intended to encourage developers to build applications on the Tango platform as a "seeding" strategy for Tango Application Server licenses. Our future performance will depend on the ability of this and other marketing programs to generate demand for and gain market acceptance of our Tango products. We cannot be certain that we will successfully generate license revenue from our Tango products through this marketing program or otherwise.

     In December 1998, we granted Novell, Inc., a non-exclusive, perpetual, irrevocable license to reproduce and distribute a two-user version of Pervasive.SQL for distribution only in combination with other products distributed by Novell. We do not receive any royalties directly from Novell related to the agreement. We do believe, however, that we will receive fees in the future by licensing multi-user upgrades for some of the two-user versions distributed by Novell. We anticipate Novell will begin distributing the software with the next release of its NetWare product although we cannot be certain when such software will be released.

RESULTS OF OPERATIONS

     The results of EveryWare subsequent to November 12, 1998 are included in our consolidated statement of operations for the nine months ended March 31, 1999, except for the effect of purchase accounting adjustments for purchased research and development and amortization of excess of cost over the fair market value of net assets acquired.

                                                            Three months ended          Nine months ended
                                                                 March 31,                  March 31,
                                                          -----------------------    -----------------------
                                                            1999          1998         1999           1998
                                                          --------      --------     --------       --------
Revenues                                                  $ 16,015      $  9,744     $ 41,878       $ 25,885
Costs and expenses:
 Cost of revenues and technical support                      2,270         1,277        6,076          3,671
 Sales and marketing                                         6,110         4,243       16,624         10,875
 Research and development                                    4,172         2,511       10,653          7,054
 General and administrative                                  1,267           795        3,485          2,216
 Amortization of excess of cost over fair value of net
  assets acquired                                              275             -          430              -
 Charge for purchased research and development                   -             -        1,800              -
                                                          --------      --------     --------       --------
Total costs and expenses                                    14,094         8,826       39,068         23,816
                                                          --------      --------     --------       --------
Operating income                                             1,921           918        2,810          2,069
 Interest and other income, net                                 85           190          425            389
                                                          --------      --------     --------       --------

Income before income taxes and minority interest             2,006         1,108        3,235          2,458

 Provision for income taxes                                   (622)         (277)      (1,554)          (681)
 Minority interest in earnings of subsidiary, net of tax       (16)          (17)         (19)           (58)
                                                          --------      --------     --------       --------
Net income                                                $  1,368      $    814     $  1,662       $  1,719
                                                          ========      ========     ========       ========

Basic earnings per share                                  $   0.10      $   0.06     $   0.12       $   0.18
                                                          ========      ========     ========       ========
Diluted earnings per share                                $   0.09      $   0.05     $   0.11       $   0.11
                                                          ========      ========     ========       ========

  Net income, excluding amortization of excess of costs over fair value of net assets acquired and the charge for purchased research and development, for the three and nine month periods was $1,643 and $3,892, respectfully. Diluted earnings per share, excluding amortization of excess of cost over fair value of net assets acquired and the charge for purchased research and development, for the three month and nine month periods ended March 31, 1999 was $0.10 and $0.25, respectfully.

     The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operation.

                                                              Three Months Ended        Nine Months Ended
                                                                  March 31,                 March 31,
                                                             ---------------------     ---------------------
                                                               1999         1998         1999         1998
                                                             --------     --------     --------     --------
Revenues  .............................................        100%         100%         100%         100%
Costs and expenses:
       Cost of revenues and technical support  ........         14           13           15           14
       Sales and marketing  ...........................         38           44           40           42
       Research and development  ......................         26           26           25           27
       General and administrative  ....................          8            8            8            9
       Amortization of excess of cost over fair value
          of net assets acquired.......................          2            -            1            -
       Charge for purchased research and development             -            -            4            -
                                                             --------     --------     --------     --------
Total costs and expenses  .............................         88           91           93           92
                                                             --------     --------     --------     --------
Operating income  .....................................         12            9            7            8
       Interest and other income, net  ................          1            2            1            2
                                                             --------     --------     --------     --------
Income before income taxes and minority interest ......         13           11            8           10
       Provision for income taxes  ....................         (4)          (3)          (4)          (3)
       Minority interest in earnings of subsidiary ....          -            -            -            -
                                                             --------     --------     --------     --------
Net income  ...........................................          9%           8%           4%           7%
                                                             ========     ========     ========     ========

Revenues

     Our revenues increased to $16.0 million for the three months ended March 31,1999, an increase of 64% over the $9.7 million reported for the comparable period in the prior fiscal year. Our revenues for the nine months ended March 31, 1999 were $41.9 million, representing a 62% increase from the $25.9 million reported for the comparable period in the prior fiscal year. We attributed the revenue increase in each period to increased market acceptance of our products operating on Windows NT, increased market acceptance of Pervasive.SQL, expansion of our worldwide sales organization and to a lesser extent licenses of Tango. Although our revenues have increased in recent periods, we cannot be certain that revenues will grow in future periods, that they will grow at past rates or that we will remain profitable on a quarterly or annual basis in the future.

     Licenses of our software operating on Windows NT or other Microsoft operating systems increased to approximately 57% of our revenues in the three months ended March 31, 1999 from approximately 45% in the comparable period in the prior year. These same licenses represented 54% of our revenues in the nine months ended March 31, 1999 compared to 44% in the comparable period in 1998. Licenses of our software operating on NetWare represented approximately 33% of revenues in the three months ended March 31, 1999, as compared to 47% in the comparable period in the prior year. In the nine months ended March 31, 1999, NetWare licenses represented 38% of our revenues compared to 50% in the comparable period in the prior year. We believe that the increase in the percentage of revenues attributable to licenses of our products operating on Windows NT and other Microsoft operating systems is due to two factors: (1) the increased market acceptance of our products operating on Microsoft platforms and
(2) the increased market penetration of Microsoft platforms relative to other operating systems. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future, or at all.

     International revenues, consisting of all revenues from customers located outside of North America, were $3.7 million and $7.0 million in the three months ended March 31, 1998 and 1999, representing 38% and 44% of total revenues, respectively. International revenues were $10.2 million and $17.2 million for the nine months ended March 31, 1998 and 1999, representing 39% and 41% of total revenues, respectively. We attribute the increase in dollar amount and percentage in each period primarily to expansion of our international sales organization, particularly in Europe and Japan. We believe that revenues from international markets represent a significant opportunity. Therefore, we expect that international revenues may account for an increasing portion of our revenues in the future as we expand internationally, primarily in Europe and Japan, but also in other areas of the world.

Costs and Expenses

     Cost of Revenues and Technical Support. Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for our shrink wrap software products and the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase. In addition, cost of revenues and technical support includes royalties for license of third-party technologies, although to date such costs have not been material. Cost of revenues and technical support was $1.3 million and $2.3 million in the three months ended March 31, 1998 and 1999, representing 13% and 14% of total revenues, respectively. Cost of revenues and technical support was $3.7 million and $6.1 million in the nine months ended March 31, 1998 and 1999, representing 14% and 15% of revenues, respectively. Cost of revenues and technical support increased in each period due to increased sales volume and increased technical support personnel in the U.S., Europe and Japan. We anticipate that cost of revenues and technical support will continue to increase in dollar amount as we expand our international operations, particularly in Japan, provide technical support for additional products and incur increased royalties related to license of third-party technologies. Cost of revenues and technical support may vary as a percentage of revenues in the future.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment, marketing programs and promotional expenses. Sales and marketing expenses were $4.2 million and $6.1 million in the three months ended March 31, 1998 and 1999, representing 44% and 38% of revenues, respectively. Sales and marketing expenses were $10.9 million and $16.6 million in the nine months ended March 31, 1998 and 1999, representing 42% and 40%, respectively. Sales and marketing expenses increased in dollar amounts in both the three and nine month periods ended March 31, 1999 over the comparable periods in the prior year primarily due to increased costs associated with hiring additional sales and marketing personnel, the promotion of Pervasive.SQL and Tango and increased infrastructure costs associated with foreign sales office expansion. Sales and marketing expenses decreased as a percentage of revenues in each period primarily because of significant revenue growth that outpaced sales and marketing expenditures. We expect that sales and marketing expenses will continue to increase in dollar amount as we continue to promote Pervasive.SQL and Tango, hire additional sales and marketing personnel and expand our international operations. Sales and marketing expenses are likely to continue to fluctuate as a percentage of revenues due to the timing of costs associated with new product releases, marketing promotions and international expansion.

     Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.5 million and $4.2 million in the three months ended March 31, 1998 and 1999, representing 26% of revenues in both periods. Research and development expenses were $7.1 million and $10.7 million in the nine months ended March 31, 1998 and 1999, representing 27% and 25% of revenues, respectively. Research and development expenses increased in dollar amount each period primarily due to the increased hiring of, and contracting with, additional research and development personnel. Research and development expenses decreased as a percentage of revenues in the nine months ended March 31, 1999 primarily because of significant revenue growth that outpaced research and development expenditures. We anticipate that we will continue to devote substantial resources to research and development and that such expenses will continue to increase in dollar amount.

     Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods. Accordingly, we charged all software development costs to research and development expenses.

     In March 1998, we announced a joint development initiative with Oracle Corporation to enable application developers to create and deploy a single application for both small businesses and large corporations without substantial code changes. The joint development effort should also allow existing packaged application providers to migrate their solutions to Pervasive and Oracle databases. We have performed, and will perform, substantially all of the development effort required to create the technology and will own the technology in its final form. Oracle has allowed us access to certain of their proprietary information to enable us to design and develop the resulting application programming interface. We have no financial arrangement with Oracle related to the initiative. Research and development expenses related to the joint development initiative with Oracle were not material for the year ended June 30, 1998, or for the nine months ended March 31, 1999, and we do not expect these expenses to be material in the future.

     General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of our finance, human resources, information systems and administrative departments. General and administrative expenses were $795,000 and $1.3 million in the three months ended March 31, 1998 and 1999, representing 8% of revenues in both periods. General and administrative expenses were $2.2 million and $3.5 million in the nine months ended March 31, 1998 and 1999, representing 9% and 8% of revenues, respectively. We attribute the increase in dollar amount in each period primarily to the increased staffing and associated expenses necessary to manage and support our increased scale of operations, both domestically and internationally. We believe that our general and administrative expenses will increase in dollar amount in the future as our administrative staff expands to support our growing worldwide operations.

     Amortization of Excess of Cost Over Fair Value of Net Assets Acquired and Charge for Purchased Research and Development. We acquired 93% of the capital stock of EveryWare Development Inc. in November 1998, and acquired the remaining outstanding shares in December 1998, for total consideration of $11.8 million, including cash paid to the EveryWare shareholders, transaction costs and the value of employee stock options assumed. We accounted for the acquisition using the purchase method of accounting. We hired an independent third-party appraisal company to determine the valuation of the intangible assets acquired. The valuation allocated the purchase price as follows: $1.8 million attributed to purchased research and development; $1.2 million attributed to current technology; and $200,000 attributed to the assembled workforce. We charged to operations $1.8 million in purchased research and development in the quarter ended December 31, 1998, because the underlying research and development projects had not yet reached technological feasibility and had no alternative future uses. The remaining excess cost over the fair market value of the net assets acquired is being amortized over a ten year period. During the three and nine month periods ended March 31, 1999, the Company recorded $290,000 and $460,000, respectively, related to amortization of intangible assets related to the EveryWare and Smithware acquisitions.

     Provision for Income Taxes. We base our income tax provisions for interim periods on estimated annual effective income tax rates. The projected income tax provision for fiscal 1999 reflects our anticipated mix of foreign and domestic income and the expected benefit from release of our valuation allowance recorded against our deferred tax assets.

     The estimated effective tax rate, before considering the impact of the non-deductible charge for purchased research and development, for both the three- and nine-month periods ended March 31, 1999, was 31%. In the third quarter of fiscal 1998, we lowered the projected annual effective tax rate for fiscal 1998 from 30% to 28%. As a result, we recorded an effective tax rate of 25% for the quarter ended March 31, 1998 and 28% for the nine months ended March 31, 1998. The increase in our effective tax rate for fiscal year 1999 is primarily due to increased foreign taxes associated with our increased operations overseas and a decrease in the expected benefit from partial release of the valuation allowance recorded against our deferred tax assets. We expect our effective tax rate will increase in the future once our deferred tax asset is fully realized.

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

     .    Recent increases in expense levels to support our growth;

     .    A limited history of profitability; and

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations was $1.9 million and $4.3 million for the nine months ended March 31, 1998 and 1999, respectively. The increase in cash generated by operations resulted primarily from increased earnings, excluding a non-cash charge for purchased research and development and amortization of acquisition related intangibles.

     At March 31, 1999, we held $4.2 million in marketable securities, consisting of various taxable and tax-advantaged securities. In addition, we purchased property and equipment totaling approximately $1.7 million for the nine months ended March 31, 1998 and $4.6 million for the nine months ended March 31, 1999, including approximately $1.3 million for furniture and fixtures and improvements related to our new facility. We expect that our capital expenditures will increase as our employee base grows.

     In November 1998, we acquired 93% of the outstanding stock of EveryWare Development Inc., and acquired the remaining outstanding shares in December 1998. We financed the acquisition by using available funds of approximately $11 million during the quarter ended December 31, 1998 and, therefore, substantially reduced our liquidity position.

     In February 1998, we acquired Smithware, Inc. ("Smithware"), a developer of database development and reporting components for Pervasive products. We acquired Smithware for approximately $390,000 consisting of $170,000 in cash, 23,752 shares of our common stock valued at $160,000 and acquisition costs of $60,000, plus up to an additional $80,000 of cash and 47,502 shares of common stock payable upon achievement of certain milestones in the future. In conjunction with the acquisition, we repaid Smithware's outstanding debts of approximately $110,000. In the nine months ended March 31, 1999, we paid $80,000 in cash and issued 33,251 shares of our common stock valued at $332,000 to the former Smithware shareholders upon achieving the first three milestones specified in the acquisition agreement.

     On March 18, 1999, Pervasive completed a secondary public offering in which we sold 1,500,000 shares of our common stock for net proceeds of $23.6 million, after deducting expenses of the offering of which approximately $600,000 will be paid subsequent to March 31, 1999. In addition, certain of our stockholders sold 1,130,000 shares in the offering. In April 1999, we received net proceeds of $6.4 million from the sale of an additional 394,500 shares of common stock upon exercise of an option granted to the underwriters of the offering to cover over-allotments.

     In September 1997, we completed an initial public offering in which we sold 2,000,000 shares of common stock for net proceeds of $17.4 million, after deducting the underwriter's discount and expenses of the offering.

     On March 31, 1999, we had $32.5 million in working capital including $28.6 million in cash and cash equivalents and $4.2 million in marketable securities. We have a $10.0 million revolving line of credit with a bank, but have at no time borrowed under such line. Our line of credit contains certain financial covenants and restrictions as to various matters including our ability to pay cash dividends and effect mergers or acquisitions without the bank's prior approval. We are currently in compliance with such financial covenants and restrictions. We have granted a first priority security interest in substantially all of our tangible assets as security for our obligations under our credit lines.

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

YEAR 2000 COMPLIANCE

The statement below is a Year 2000 Readiness Disclosure under the United States Year 2000 Information and Readiness Disclosure Act.

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

     Our Year 2000 readiness plan for our current versions of Pervasive.SQL 7, Btrieve v6.15, ODBC Interface v2 and Tango v 3.5 includes the following:

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

     Our internal systems include both our information technology and non-IT systems (such as our security system, building equipment, and embedded microcontrollers). We have initiated a Year 2000 compliance project to assess our material internal IT systems and our non-IT systems. The project encompasses two major areas of our internal IT structure: the technical services area, including all hardware, operating system, and standard application issues; and the applications area, including all corporate database, accounting and custom applications. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from such vendors that their systems are Year 2000 Compliant. Although we are not currently aware of any material operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in such systems. We anticipate that a majority of the existing Year 2000 issues will be eliminated through our Year 2000 compliance project. Nonetheless, undetected errors or defects in the technology used in our internal IT and non-IT systems could have a material adverse affect on our business, operating results, or financial condition.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Canada, Japan, Germany, France, Ireland, England, Belgium, and Hong Kong and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the quarter ended March 31, 1999. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 1998.

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

OUR SUCCESS DEPENDS ON OUR MANAGEMENT OF SIGNIFICANT GROWTH AND CHANGE WITHIN OUR BUSINESS

     We have expanded our operations rapidly since inception, resulting in new and increased responsibilities for management and placing a strain upon our financial and other resources. During this period, we have experienced revenue growth, an increase in the number of our employees, an expansion in the scope of our operating and financial systems and an expansion in the geographic area of our operations. In particular, we had a total of 323 employees at March 31, 1999, as compared to 209 at March 31, 1998. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition will be materially adversely affected.

OUR PERFORMANCE DEPENDS ON OUR SUCCESSFUL TRANSITION TO AND MARKET ACCEPTANCE OF PERVASIVE.SQL

     Prior to the release of our Pervasive.SQL products, we derived substantially all of our revenues from the license of our Btrieve products. Although we expect to continue to derive a significant portion of our revenues from Btrieve licenses in the near term, our future operating results will become increasingly dependent on market acceptance of Pervasive.SQL. We cannot be certain that future sales of Pervasive.SQL will continue at initial rates. The pace and timing of market acceptance of Pervasive.SQL has depended largely on factors such as the product development cycles of developers and resellers who embed our products into packaged software applications. We cannot be certain whether or when Pervasive.SQL will become integrated into our customers' development, marketing and support infrastructure to the same extent as Btrieve. Although we recognized increased revenue from Pervasive.SQL in the first three quarters of fiscal 1999, one-time upgrades from earlier versions of our products, our favorable upgrade pricing, or other factors may have contributed to such sales.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO SUCCESSFULLY MARKET AND SUPPORT TANGO

     We acquired the technology for our Tango products in November 1998 and we recently began to market the Tango Application Server and Tango Development. To date, we have not derived a significant portion of our revenues from the Tango products. In February 1999, we initiated a marketing program that involved providing the Tango Development Studio free of charge for a limited time. The program was designed to stimulate market demand for Tango by creating a base of developers building web applications on this software. Our future performance will depend on the ability of this and other marketing programs to generate demand for and gain market acceptance of our Tango products. Because of our limited experience marketing the Tango products, we cannot be certain that we will achieve market acceptance for or generate significant revenue from the Tango products.

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

A SMALL NUMBER OF DISTRIBUTORS ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUES

     The loss of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the inability to replace the distributor on a timely basis, could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors, value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the nine months ended March 31, 1998 and 1999, two distributors accounted for a combined 22% and 20% of revenues, respectively. We expect that we will continue to be dependent upon a limited number of distributors for a significant portion of our revenues in future periods. Moreover, we expect that such distributors will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

WE INCREASINGLY DEPEND ON THE GROWTH OF INTERNATIONAL SALES AND OPERATIONS

     We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. For the nine months ended March 31, 1999, we derived 41% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

         (b)   Reports on Form 8-K

               (i) Report on Form 8-K/A (amendment no. 1) filed on February 1, 1999 amending the Form 8-K filed on November 30, 1998 to include financial statements and pro forma financial information provided in accordance with the instructions for
                    Item 7.

         (ii) Report of Form 8-K/A (amendment no. 2) filed on February 3, 1999 amending the Form 8-K/A filed on February 1, 1999 to include unaudited interim financial information of EveryWare Development Inc.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 17, 1999              PERVASIVE SOFTWARE INC.
                                 (Registrant)



                                 By: /s/ James R. Offerdahl
                                    ------------------------------
                                    James R. Offerdahl
                                    Chief Operating Officer and Chief Financial
                                    Officer (Duly Authorized Officer and
                                    Principal Financial Officer)

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