Form 10-K
period 1999-06-30
PERVASIVE SOFTWARE INC
filed 1999-09-28
CIK 1042821

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -----------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1999

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

                                 (512) 231-6000
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value

                             (Title of each class)
                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             (1)  Yes   X                      No ---------
                      -------
             (2)  Yes   X                      No ---------
                      -------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of September 24, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $325,229,789 Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of September 24, 1999 there were 15,612,385 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's Annual Meeting of Stockholders to be held on November 3, 1999.
================================================================================

                            PERVASIVE SOFTWARE INC.
                            FORM 10-K ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                                 JUNE 30, 1999


                               TABLE OF CONTENTS

                                                                                                       Page

PART I................................................................................................   1
    Item 1.     Business..............................................................................   1
    Item 2.     Properties............................................................................  23
    Item 3.     Legal Proceedings.....................................................................  23
    Item 4.     Submission Of Matters To A Vote Of The Security Holders...............................  23
    Item 4a.    Executive Officers of the Registrant..................................................  24
PART II...............................................................................................  26
    Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.................  26
    Item 6.     Selected Consolidated Financial Data..................................................  27
    Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations   28
    Item 7a     Quantitative and Qualitative Disclosures About Market Risk............................  37
    Item 8.     Consolidated Financial Statements and Supplementary Data..............................  37
    Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  37
PART III..............................................................................................  37
    Item 10.    Directors and Executive Officers of the Registrant....................................  37
    Item 11.    Executive Compensation................................................................  37
    Item 12.    Security Ownership of Certain Beneficial Owners and Management........................  37
    Item 13.    Certain Relationships and Related Transactions........................................  38
PART IV...............................................................................................  39
    Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                         39
SIGNATURES............................................................................................  40

                                    PART I

ITEM 1.   BUSINESS

  The statements contained in this Report on Form 10-K and in the Annual Report that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. Please see "Risk Factors that May Affect Future Results," ''Special Note Regarding Forward-Looking Statements'' and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.


Overview

  Pervasive Software Inc. is a leading provider of application development and deployment software designed to power the next generation of pervasive computing and deliver to developers worldwide the freedom to easily create applications for everyone, everywhere. Our Tango Web application development environment, application server and application template products enable software developers to rapidly develop and deploy robust and scalable e-business and other Web-based applications with ''point-and-click'' simplicity. Our Pervasive.SQL data management products enable software developers to create sophisticated yet low maintenance applications that reach beyond the desktop to easily share information across everything from hand-held devices and smart cards to information appliances and the Internet. Combined, these products provide a unique solution that dramatically simplifies the development, deployment and maintenance of Web-based applications, lowers the cost of ownership of Web-based computing environments, and can be extended to new devices, operating systems, and markets. Enhancing this unique solution is our value-added sales channel of over 10,000 software developers, application service providers ("ASPs"), Web and systems integrators, consultants, and value-added resellers. We develop, market, sell and support our products worldwide through our principal office in Austin, Texas, through field sales offices throughout the U.S. and through international offices in Toronto, Frankfurt, Paris, Brussels, Dublin, London, Hong Kong and Tokyo.


Industry Background

  Today, the dramatic growth in the use of the Internet as a new distributed computing environment is driving fundamental changes in business practices around the world. Web-based applications are proliferating as organizations conduct electronic commerce, dynamically link partners, suppliers and vendors and generate other online business, or e-business, opportunities. The evolution of Web-based development, from simple, static Web pages to dynamic, data-driven Web-based applications, has given rise to the Web application server, which has emerged as the platform of choice for enabling Web users to interact with underlying database systems.

  Despite the many benefits of the Web as a distributed computing environment, the increasing sophistication of Web-based applications and their interactions with underlying databases present many of the same complexities as client/server computing, as well as additional challenges relating to security, user access and data integrity. These complexities, along with the competitive need to develop, deploy and modify applications in ''Internet time,'' has created even more pressure on already strained IT professionals. As a result of these factors, organizations need Web-based solutions with zero administration features similar to those deployed in complex client/server environments.

  A robust, high-performance Web application server is only one piece of a comprehensive solution to this problem. A complete solution for enabling dynamic, data-driven Web-based applications must seamlessly integrate the Web application server with a powerful and scalable underlying database that has zero administration features. The need for such zero administration solutions will continue to grow as the cost of bandwidth and computing power decreases. We believe these market forces will give rise to the proliferation of the next generation of distributed computing environments and devices, such as mobile computing, smart cards, and information appliances, creating a dramatic increase in new Web-based applications used by a much broader set of end users.

  To take advantage of these opportunities and capitalize on our skills and expertise in simplifying distributed computing, we purchased EveryWare Development Inc. and its Tango line of Web development and deployment solutions in November 1998. We believe the combination of our Tango Application Server with the zero administration functionality of our Pervasive.SQL database offers a unique, comprehensive solution that dramatically simplifies the development, deployment and maintenance of Web-based applications, lowers the cost of ownership of Web-based computing environments and can be extended to new devices, operating systems and markets.


The Pervasive Solution

  Pervasive Software is a leading provider of application development and deployment software that dramatically simplifies the development, deployment and maintenance of Web-based and client/server applications. Our software enables developers to design applications that reach beyond the desktop and easily share information across everything from hand-held devices and smart cards to information appliances and the Internet. Our comprehensive, integrated suite of software includes Web development and deployment products and high-performance, zero-administration databases. Our products:

  . Enhance developer productivity by reducing the time to develop and deploy Web-based applications, reducing time to market;

  . Simplify application development to appeal to a broader range of software developers, including Web application developers, application service providers, webmasters, desktop publishers and end users;

  . Offer a single vendor solution that provides seamless integration of the Web application server, the underlying database and a broad range of distributed devices and operating systems; and

  . Minimize the cost of ownership throughout the lifecycle of an application by reducing reliance on scarce and expensive database administrators and other IT professionals.

  Our Pervasive.SQL database products, which combine the high performance associated with enterprise-class databases with zero administration features, are uniquely suited for embedding in Web-based and client/server applications deployed on a wide variety of operating systems and devices. Today, over 10,000 independent software developers, value-added resellers and systems integrators have developed or deployed applications that use our databases.

  Our Tango products simplify the development and deployment of Web-based applications and allow a broad range of Web developers to:

  . Create dynamic, sophisticated, e-business and other Web-based applications, such as e-commerce, customer support and document management applications, with ''point and click'' simplicity and faster time to market;

  . Integrate Web-based applications seamlessly with Pervasive.SQL or other databases that are compliant with open database connectivity standards;

  . Deploy highly scalable, easily modifiable Web-based applications capable of handling high traffic volumes; and

  . Leverage our worldwide marketing, training, professional services and support organizations, as well as those of our channel partners.

  Many organizations with scarce IT resources rely on our channel of software developers, application service providers, or ASPs, Web and systems integrators, consultants, and value-added resellers to help them develop, deploy and maintain business-critical applications. Our products and our marketing approach are specifically tailored to meet the needs of our channel partners and their customers. In particular, we have designed sales, marketing, training, professional services and licensing programs to encourage development of new Web-based applications with Tango and Pervasive.SQL. We believe that our sharp focus on our channel partners and their customers provides us with multiple sales opportunities, a cost-effective, value-added source of service and technical support and a large, loyal and well-educated channel that develops and deploys applications using our products.


The Pervasive Strategy

  Pervasive's goal is to be the leading provider of application development and deployment products to software developers, application service providers, Web and systems integrators, consultants, and value-added resellers worldwide. Key elements of our strategy to attain this goal include:

  Leveraging the combination of Tango and Pervasive.SQL into e-business. We have developed e-commerce application templates based on Tango and Pervasive.SQL that we license to Web software developers and integrators to quickly develop and deploy e-business applications for their end-user customers. We believe that the market for e-business applications is growing rapidly. To take advantage of these opportunities, we intend to:

  . Build an e-business alliance of software developers, Web integrators and consultants designed to enable the rapid development and broad deployment of e-business applications based on our products;

  . Develop and license to our alliance partners and their end users additional application templates designed to enable the rapid deployment of a broad range of e-business applications;

  . Develop and license to our alliance partners and their end users software tools, such as connectors and objects, that connect Tango-based Web applications to back-end accounting and legacy systems; and

  . Aggressively invest in the market development activities surrounding our e-business alliance initiative.

  Leveraging Our Technology Leadership into New Markets. We have excelled in providing small memory footprint and zero administration data management technologies that provide the foundation for thousands of client/server applications. We have expanded our product offering with the Tango suite of solutions that simplify the development, deployment and maintenance of Web-based applications. We believe that the proliferation of mobile computing and embedded and smart devices will dramatically increase the number of new software applications used by an even broader set of end users. To exploit these new market opportunities, we intend to:

  . Deploy our small memory footprint databases and related technologies on a wide range of devices, enabling applications to be deployed and share information across everything from handheld devices and smart cards to information appliances and the Internet;

  . Extend our technologies to next generation operating systems, including Solaris, Linux, Palm OS, Windows CE, Wind River VxWorks, QNX Neutrino and other operating systems as they grow in market share; and

  . Deliver the leading Web application development and deployment solution by further integrating Tango with our Pervasive.SQL database technologies.

  Investing in Lead Generation and Brand Awareness Programs. In conjunction with our e-business and new market strategies, we intend to significantly invest in lead generation and brand awareness programs. Our lead generation programs target the wide range of software developers worldwide that are building Web-based applications, and are designed to encourage the developers to build their applications using our application development products and deploy their applications using our server products. Our brand awareness programs target the end users of Web-based applications, and are designed to create awareness of our Pervasive and Tango brands so that end users demand Web-based applications that are based on our products.

  Leveraging and Expanding our Worldwide Channel Partners. We believe that our investments in training and educating our channel partners worldwide and our success in encouraging them to deploy applications using Pervasive products have given us a competitive advantage in the marketplace. In conjunction with our e-business strategies, we intend to leverage our channel expertise by continuing to develop new and additional relationships with Web application developers, Web integrators and other Web consultants that build and implement e-business applications using our Web application development and deployment products. We intend to build partner loyalty by providing significant product and consulting revenue opportunities to these channel partners via marketing and lead sharing programs.

  Expanding Our Strategic Partnerships.   We intend to build upon the
relationships we have formed with current strategic partners, while expanding our alliances to include new partners with complementary products, technologies or business models. Our partnerships provide us with many benefits, including:

  .  Increased market recognition and visibility;

  .  Access to new customers, sales channels and consulting services; and

  .  Valuable improvements to our product line.

  In particular, we intend to build and enhance relationships with Schlumberger, Red Hat, Wind River, IBM, Novell, Apple, Macromedia and 3COM to further enable the development of applications for the next generation of pervasive computing. We also intend to build complementary marketing and technology relationships with other industry partners.

Products

  Pervasive offers and is developing a wide range of application development and deployment products that enable software developers, application service providers, Web and systems integrators, consultants and value-added resellers to quickly and easily develop, deploy and maintain Web-based and client/server applications. The resulting applications enable organizations in multiple industries to automate a wide range of business critical functions. The following tables describe our Tango Web development and deployment solutions and our high performance, zero administration databases:


Product Name                                    Description                                Platforms
-----------------------------------------------------------------------------------------------------------

  Tango                    Web-based application server that enables the           Windows NT/98/95
  Application Server       deployment of high performance Web-based applications   Sun Solaris
                           across multiple platforms while supporting industry     MacOS
                           standards such as ODBC, Java, HTML, XML, SQL, CGI,
                           JavaScript, JavaBeans and Com Objects.
-----------------------------------------------------------------------------------------------------------
Tango                      Integrated environment to create dynamic Web-based      Windows NT/98/95
Development Studio         applications, which includes the Tango Editor for       MacOS
                           development and a personal version of the Tango
                           Application Server for testing and validation.
-----------------------------------------------------------------------------------------------------------
Pervasive.SQL              High performance transactional and relational           Windows NT/98/95/3.1
Server                     database engine targeted at high volume transaction     NetWare
                           applications and optimized for reporting, ad hoc        Sun Solaris
                           query and decision support systems.                     Linux
-----------------------------------------------------------------------------------------------------------
Pervasive.SQL              Single user version of Pervasive.SQL that allows        Windows NT/98/95
Workstation                migration from single user to client/server with
                           little or no code changes.
-----------------------------------------------------------------------------------------------------------
Pervasive.SQL              Multi-user configuration of Pervasive.SQL for           Windows NT/98/95
Workgroup                  environments without a dedicated network server.
-----------------------------------------------------------------------------------------------------------
Pervasive.SQL              Developer kit for Pervasive.SQL that provides tight     Windows NT/98/95
Software                   integration with leading development tools such as
Developer Kit              Microsoft's Visual Basic and Visual C++, Symantec's
                           Visual Cafe, and Inprise's Delphi.
-----------------------------------------------------------------------------------------------------------
Pervasive.SQL              Server that provides for the Internet enabling of       Windows NT
I*net Data Server          existing Pervasive.SQL and Btrieve applications with
                           little or no code changes.
-----------------------------------------------------------------------------------------------------------
Pervasive.SQL              Ultra small foot-print (~8k) engine enabling the        Java Card (beta)
for Smart Cards            development and deployment of reliable, secure
                           applications for multi-function Java smart cards
-----------------------------------------------------------------------------------------------------------
Pervasive.SQL              Very small footprint (~50K) engine providing            Windows CE (beta)
for Embedded Systems       in-memory and file data storage suitable for            Wind River VxWorks
                           applications built for real-time operating systems.     (beta)
                                                                                   QNX Neutrino (beta)
                                                                                   PharLap (beta)

-----------------------------------------------------------------------------------------------------------
Pervasive.SQL              Small footprint (~50k to ~400k) engine suitable for     Windows CE (beta)
For Mobile                 applications running on devices such as handheld        Palm OS (beta)
Devices                    computers, PDAs, Internet screen phones and other
                           Internet appliances
-----------------------------------------------------------------------------------------------------------

  In November 1998, we expanded our product offerings to include solutions for Web-based application development and deployment through the acquisition of EveryWare Development, Inc. and their Tango suite of products. Together, the Tango Application Server and the Tango Development Studio form a comprehensive Web development and deployment environment for the creation of robust, business critical, e-business and other Web-based applications. Our Tango products and associated services provide professional Web developers with the ability to create and deploy high-volume, high-performing Web-based applications and Web sites quickly, easily and cost-effectively. Tango's ease of use further provides the ability to accept customer or corporate requests to make changes ''on the fly.'' In addition, we believe Tango provides the lowest total cost of ownership for creating and maintaining Web-based applications on the market.

  The Tango Application Server enables developers to deploy Web-based applications on Windows NT, Macintosh or Solaris and enables end users to utilize Web browsers to access dynamic content in an underlying database. The Tango Development Studio provides an efficient visual programming environment for prototyping and developing Web-based applications. The Tango Development Studio features include a visual ''drag-and-drop'' editor for easy development, JavaScript integration - an industry-standard scripting language - and integration with a wide range of back-end corporate information systems, such as databases, mainframes, and even other servers, for easy, efficient data management. Our Tango products have been integrated with the zero administration functionality of our Pervasive.SQL database, personalization technology and e-business development templates.

  Our line of database and information management software offers the high performance associated with enterprise databases combined with the simplicity of our zero administration technology. These products enable our independent software vendor and value-added reseller customers to more profitably develop, deploy and maintain Web-based and client/server applications that provide robust functionality and low overall cost of ownership in environments with scarce IT resources. Pervasive's database and information management software simplifies development by enabling developers to write applications capable of running on multiple platforms and scalable with little or no modification from single user workstation to client/server and Internet environments. Business critical applications built on our databases enable organizations to implement Web-based and client/server systems and automate critical business functions without the costs and complexities typically associated with enterprise-class applications and databases.

  In addition to our database server products, we offer the Pervasive.SQL Software Developer Kit, which includes tools, documentation and licenses to enable programmers to quickly and easily develop and test applications that embed our databases. The Pervasive.SQL Software Developer Kit is designed to attract new independent software vendors to the Pervasive.SQL development community. It provides tight integration with leading development tools such as Microsoft's Visual Basic and Visual C++, Symantec's Visual Cafe, and Inprise's Delphi to substantially reduce application development time.

  In June 1999, we announced our development of the Pervasive.SQL 2000 family of database engines for non-PC applications. The new family of engines will extend the Pervasive.SQL 2000 product offering to meet the specific footprint size and functionality requirements of three market segments that we believe are rapidly emerging: smart cards, embedded systems and mobile devices. Pervasive.SQL 2000 for Smart Cards is designed to integrate with the Java Card environment, providing both on-card and off-card interfaces that allow data to be decentralized, secured, shared and managed between multiple stations and multiple applications. Pervasive.SQL 2000 for Embedded Systems is designed to be well suited for use in non-PC information and Internet appliances like set-top boxes and other applications built for real-time operating systems. Finally, Pervasive.SQL 2000 for Mobile Devices is a data storage engine designed for Windows CE and Palm OS deployments that will allow synchronization of data from handheld devices, such as Internet screen phones and Web-enabled PDA's, to the corporate server for use in nomadic applications. The Pervasive.SQL 2000 database engines for Smart Cards, Embedded Systems and Mobile Devices are expected to ship in the fall of 1999.

  Product Characteristics

  The following table describes the principal characteristics and benefits of our Web application development and deployment product offerings.

Product Characteristics                       Description                              Benefits
-------------------------------------------------------------------------------------------------------------
Rapid Development                Tango is a standards-based environment       Allows broad development and
                                 using non-proprietary languages and          deployment of complex Web-based
                                 offering an extensive library of pre-        applications into environments with
                                 built meta-tags and business application     scarce IT resources.
                                 files for common functions.





  -----------------------------------------------------------------------------------------------------------------
Turnkey Solution                 Tango and Pervasive.SQL offer a              Provides tools and templates
                                 fully integrated environment that            necessary to effectively develop,
                                 includes complete development tools          test and deploy simple to complex
                                 and templates, a powerful application        Web-server, high performance database
                                 server and robust reporting tools.           based solutions.


-------------------------------------------------------------------------------------------------------------------
Zero Administration              Tango uses a visual language to              Requires low level of IT support
Features                         represent the underlying logic of the        making complex and cost effective
                                 application, separating out the              Web-based applications easily
                                 business, presentation and database          adaptable to meet ever-changing
                                 logic.  Pervasive.SQL automates              business
                                 administrative functions, such as            demands.
                                 disk space allocation, memory and
                                 index management, which significantly
                                 reduces the need for ongoing
                                 maintenance.
-------------------------------------------------------------------------------------------------------------------
Multi-Platform Deployment        Tango runs across multiple platforms         Provides flexibility and leverages
                                 including Windows NT/98/95, Sun              existing company standards and
                                 Solaris and Mac OS.  Pervasive.SQL           infrastructures, decreasing
                                 supports a broad range of operating          training time and increasing
                                 systems including Windows NT/98/95,          productivity, while allowing the
                                 NetWare, Sun Solaris, Linux,Windows          user to use the best tool for the
                                 CE (beta) and Palm OS (beta).                job.
-------------------------------------------------------------------------------------------------------------------
Portability                      Deployments of both Tango and                Allows development and
                                 Pervasive.SQL can be easily migrated         deployment to be done on the most
                                 to any supported platform.                   optimal platform that meets the
                                                                              business and resource requirements.

-------------------------------------------------------------------------------------------------------------------
Extensibility                    Tango works with any Web server that         Leverages current technology
                                 supports CGI. Dynamically                    investments as well as developer
                                 generates all HTML for the user.             expertise, while supporting the
                                 Java, JavaScript, VRML,                      integration of new technologies as
                                 QuickTime and other multimedia               business and technical requirements
                                 tools can all be integrated easily           dictate.
                                 into Tango applications.
-------------------------------------------------------------------------------------------------------------------
Application Scalability          Applications can run in any                  Offers cost savings for developers
                                 configuration from single                    and end users because a single
                                 machine/single application server            application can be deployed in
                                 deployments, to very large, multiple         multiple configurations without
                                 machine/multiple application server          modification.
                                 configurations on Windows and UNIX.
-------------------------------------------------------------------------------------------------------------------
Reliability                      Based on industry-proven                     Provides high degree of data
                                 technology.                                  integrity and stability to business
                                                                              applications.
-------------------------------------------------------------------------------------------------------------------

Sales and Marketing

     Pervasive's sales and marketing organization focuses on our worldwide channels by targeting software developers that build Web-based and client/server applications and the ASPs, Web and solutions integrators, consultants and value-added resellers that sell and implement the applications to end users. In addition, with the expansion of our product suite to the Internet platform, we have continued to launch a variety of significant marketing and promotional campaigns designed to broaden recognition of our Pervasive and Tango brands. Our marketing organization has primary responsibility for product direction and has developed a number of programs utilized by the sales organization to support our channel partners, such as the OEM program for independent software vendors and partner programs for Web and solutions integrators, consultants and value-added resellers. These programs are worldwide in scope and capture leads from a variety of additional marketing programs including direct response marketing and advertising, joint marketing and public relations.

     Our OEM program focuses on recruiting independent software vendors to embed our database and Web development/deployment products on an OEM basis. The OEM program is designed to generate mutually beneficial strategic relationships between Pervasive and our independent software vendors and ongoing royalties for us through licensing contracts, which are typically for three-year terms. This program offers our OEM partners volume discounts, specialized technical support, training and consulting, which enable delivery of tightly integrated solutions to end users.

     Our other sales and marketing programs recruit software developers and channel partners to develop applications that are designed to be deployed with shrink-wrap versions of Pervasive's database and Web-based products. These programs include trade shows, direct mail, telemarketing and telesales activities and hands-on seminars that are designed to further recruit, develop, support and train software developers and channel partners to facilitate the deployment of Web-based and client/server applications based on our products. And, if volumes become sufficient, the sales group recruits these software developers into our OEM program.

     Our sales and marketing organization utilizes seeding strategies designed to stimulate high-volume deployment of Web-based and client/server products. Our database products seeding strategy enables our customers to develop client-based applications and to deploy them broadly with minimal incremental cost. We then support our channel partners through a combination of promotional and lead referral programs to upgrade these applications to client/server environments. As a result, we generate upgrade revenues while enabling independent software vendors and value-added resellers to sell higher margin server products to end users upgrading from single user workstation, or peer-to-peer networks to client/server environments. We also support our channel partners to identify customers ready to deploy applications into a three-tier Web application server environment resulting in licenses of our Tango Development Studio and Tango Application Server.

     The international sales organization utilizes more than 70 distribution partners covering more than 80 countries worldwide. The distribution partners implement sales and marketing programs for a particular region, typically using our business alliance, distributor or master distributor programs. In addition to managing these distributor relationships, the international sales group recruits and supports channel partners with the same programs as the domestic sales groups. We currently have international sales offices in Frankfurt, Paris, Brussels, London, Hong Kong and Tokyo.


Customer Service and Technical Support

     We offer multiple levels of worldwide customer services, including technical support, professional consulting services, training, and product maintenance. First level, or front line, support responds to most customer inquiries that are routine in scope via telephone and email. Second level, or back line, support responds to escalated technical issues and supports our large partners with specialized technical expertise. Self-help support is also available via our Web site, which includes a searchable knowledge base, answers to frequently asked questions and technical white papers. Customer service is provided at no charge for the first 30 days after initial purchase and at any time via email or our Web site. After 30 days, we offer contract and fee-based premium support programs.

  In June 1999, we formed a specialized professional services group to fulfill demand for fee-based training and consulting services from our developer customers and channel partners. This group combines traditional technical support expertise with a team of professionals focused on providing customer-driven, fee-based training and consulting services. Major consulting opportunities are referred to our channel partners to strengthen channel loyalty, build the channel's technical ability and increase the resource base available for future growth.

  In order to provide a higher quality of customer support, we formed a specialized product maintenance group. Similar to the professional services group, this group combines traditional technical support expertise with an engineering development team to provide maintenance for all products, develop customer-driven enhancements to our products, issue regularly scheduled service packs and handle escalations of highly technical customer issues.

  Worldwide customer support and professional services are provided through our corporate offices in Austin, Texas and through support and development centers in Dublin, Toronto and Tokyo.


Research and Development

  We have made substantial investments in research and development through both internal development and technology acquisition. As of June 30, 1999, we had 131 employees in research and development, and our research and development expenditures for fiscal 1997, 1998 and 1999 were $6.0 million, $9.6 million and $15.1 million, respectively. We will continue to invest considerable research and development resources to further our vision of software development environments that dramatically simplify the development, deployment and maintenance of Web-based and client/server applications, enabling applications to reach beyond the desktop and easily share information across everything from hand-held devices and smart cards to information appliances and the Internet.

  We have devoted the majority of our research and development activity to developing feature extensions to our Pervasive.SQL and Tango product lines. Our development efforts consist primarily of adding new competitive product features, expanding the number of computer and network operating systems and device platforms on which the products can be installed and maintaining the ability to run in multiple operating system environments. We continue to focus development activities on enhancing Pervasive.SQL as database software characterized by a small memory footprint, high-performance and zero administration requirements, and extending these technologies to support hand-held devices, smart cards and information appliances. For Tango, our efforts center on improving the rapid development capabilities of the Tango Development Studio, increasing extensibility by augmenting support for industry-standard interfaces and extending multi-platform support and maintenance features for the Tango Application Server.

  We are also investing in synchronization technology for integration into a future release of Pervasive.SQL. Once this integration is complete, future versions of Pervasive.SQL will be designed to enable developers of mobile and occasionally connected applications to deliver solutions featuring simple implementation and low administration requirements.


Technology

 Tango

  Tango is a Web application server development and deployment environment for generating dynamic Web-based applications and for accessing databases. Tango consists of two main components: the Tango Development Studio, which is a sophisticated editing environment that features a complete graphical user interface for developing Web application files, and the Tango Application Server, which is an application server that executes application files created with the Tango Development Studio.

  The Tango Application Server, a multi-threaded engine, works in conjunction with an HTTP (Web) server to execute the business logic and database interactions of a Web application and return HTML to a Web browser. Web pages viewed in a Web browser can contain forms or links that point to Tango application files created with the Tango Development Studio. When the user submits a form or clicks a link, the Web server receives the request and passes it to Tango CGI or one of the plug-ins that, in turn, sends it to the Tango Application Server. The Tango Application Server then executes the application file, which could involve performing multiple actions and interactions with a database server. A series of action results are merged by the Tango Application Server to create an HTML page. When execution is complete, the HTML results are returned through the CGI or plug-in to the Web server, and then to the user browser.

  The Tango Development Studio provides a point-and-click, drag-and-drop interface in which application files are created for use specifically in the Tango Application Server. The Development Studio works by querying the database schema and noting the tables and columns of the database. Columns can be dragged into specific actions within the application, thus defining the way in which the database is accessed. No knowledge of SQL or database specifics is required. Actions can include file access, mail, and general external actions (e.g., launching applications, accessing Java components, triggering events). Tango application files are built using a series of custom meta tags that describe control flow, data, and actions for dynamically generating HTML pages.

  Plug-ins supported by the Tango Application Server include NSAPI, an application programming interface used in conjunction with Netscape Web servers such as FastTrack or Enterprise server, and ISAPI, an application programming interface that is the plug-in interface supported by Microsoft's Internet Information Server. Plug-in access to the Tango Application Server is more efficient than CGI access as the plug-in runs as part of the Web server process and does not require starting up a separate process. Databases supported include Pervasive.SQL, Oracle, Microsoft Access, Microsoft SQL Server, and ODBC data sources.

 Pervasive.SQL

  Pervasive.SQL utilizes our MicroKernel Database Architecture Engine, or MKDE, architecture. A primary feature of the MKDE architecture is that it enables applications to have simultaneous transactional and relational access to data. Pervasive.SQL provides a number of advantages over other database management systems including:

  .  Support for larger storage needs (up to 64 gigabytes per table);

  .  Smart components for simplified installation and configuration;

  .  Expanded programming language interfaces;

  . A file management utility to expedite data import, export and recovery tasks;

  .  Enhanced automatic tuning designed to increase performance;

  .  Simultaneous transactional and relational access to the same data; and

  .  Built-in recovery capabilities.

  Applications based on Pervasive database engines can scale from single user workstation to client/server environments without relinking or changing code. Network environments can be customized to minimize network traffic and to balance resource loading by distributing database files and data processing throughout multi-platform computer networks.

  The configuration options for our database products include the following:

  . Single-User Workstation. The single-user workstation configuration provides mobile and stand-alone operation. All access modules and MKDE components reside locally, and data files are stored on the workstation's disk drive. This configuration is used when the workstation is not connected to a network or when data files do not need to be shared.

  . Workgroup. The workgroup configuration enables shared access to data files by a small team of users. The workgroup technology is suited for environments that support peer-to-peer networking but do not have a dedicated database management server.

 . Client/Server. In a client/server configuration, database requests made by an application are typically processed on a server. A small requester module on the workstation routes requests from the application to a server database engine. Since all data processing and data files reside on the server, this configuration minimizes both network traffic and the use of workstation resources.

 . Smart Cards. The smart card configuration is an ultra-small (~8K) engine enabling the development and deployment of reliable, secure applications for multi-function Java smart cards.

 . Embedded Systems. The embedded systems configuration is a small foot-print (~50K) engine providing in-memory and file data storage suitable for applications built for real-time operating systems, such as Wind River VX Works and QNX Neutrino.

 . Mobile Devices. The mobile device configuration is a small foot-print (~50K to ~400K) engine that supports platforms such as Windows CE and Palm OS and is suitable for applications running on devices such as hand held computers, PDAs, Internet screen phones, and other Internet appliances.


Competition

  We encounter competition for our database products primarily from large, public companies, including Microsoft, Oracle, Informix, Sybase and IBM. In particular, Sybase's small memory footprint database software product, Adaptive Server Anywhere, and Microsoft's product, SQL Server, directly compete with our products. Microsoft has devoted resources to making its SQL Server product increasingly applicable to the market for our products and has a number of Web application development products. We believe that Microsoft will continue to incorporate SQL Server and Web application server technology into its operating system software and certain of its server software offerings, possibly at no additional cost to its users. Microsoft's activities could materially adversely effect sales of our products on the Windows NT platform. In addition, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established and emerging companies.

  The Web development and deployment market is an emerging, intensely competitive environment, subject to rapidly changing products and new market participants. The market is also undergoing significant consolidation, which could result in the creation of a relatively few dominant players. In the last two years, Netscape acquired Kiva Software, Sun Microsystems acquired NetDynamics, and BEA Systems acquired WebLogic. Oracle, Microsoft and IBM have each entered the Web development and deployment market with internally developed solutions. The primary competitor for Tango is Allaire's Cold Fusion product. Additional competitors include HAHT Software, SilverStream and Bluestone. Another set of competitors could arise as traditional online transaction processing and database vendors expand their application server solutions to include Web-based application development software. We believe that, given the projected size of the market and strong trend towards distributed computing, it is likely that additional competitors may enter the market. This could lead to intense pricing pressure, particularly on front-end development tools, and result in higher research and development costs to compete on a feature-for-feature basis.

  Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, a larger installed base of customers and in some cases, a demonstrated willingness to invest so heavily as to be in a loss position. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that announcements of competing products by large competitors such as Microsoft, Oracle or IBM could result in the cancellation of customer orders in anticipation of the introduction of such new products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and which may limit our ability to sell our products through particular distribution partners. Accordingly, new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business. We cannot be certain that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially adversely affect our business, operating results and financial condition.


Proprietary Rights

  Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new research and developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot be certain that others will not develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets owned by us. We license our database software products primarily under ''shrink wrap'' licenses (i.e., licenses included as part of the product packaging). Shrink wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package. We believe, however, that these measures afford only limited protection.

  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. Embedded software products, like those offered by us, can be especially susceptible to software piracy. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. We cannot be certain that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our property could have a material adverse effect on our business, operating results and financial condition.

  We are not aware that we are infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by us of their intellectual property rights. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us, should we fail or be unable to either license the infringed or similar technology or develop alternative technology on a timely basis, our business, operating results and financial condition could be materially adversely affected.

  We rely upon certain software that we license from third parties, including software that is integrated with our internally developed software and is used in our products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to us on commercially reasonable terms. The loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated which could materially adversely affect our business, operating results and financial condition.

Employees

  As of June 30, 1999, we employed 358 full-time employees, including 107 in sales and marketing, 131 in research and development, 70 in technical support and 50 in general and administrative. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.


Facilities

   In October 1998 we moved our headquarters to a new facility in Austin, Texas, and now occupy approximately 87,000 square feet. The new facility provides additional space and expansion options at rental rates per square foot consistent with our previous facility. This new facility is leased through September 2008. We currently lease other domestic offices in San Francisco, Los Angeles, Chicago, Boston and Nashville, as well as international offices in Toronto, Frankfurt, Paris, Brussels, Dublin, London, Hong Kong and Tokyo. We continue to be obligated under two leases for our prior headquarters facility in Austin, Texas. We have leased all space in our prior facility to two subtenants. The first lease and corresponding sublease expires in August 2000, and the second lease and corresponding sublease expires in December 2000.

                                 RISK FACTORS

   You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones we face. Any of the following risks could harm our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. Please see the "Special Note Regarding Forward-Looking Statements" elsewhere in this Report on Form 10-K.

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

     .  Lack of order backlog;

     .  Loss of a significant customer or distributor;

     . A reduction in the number of independent software vendors ("ISVs") who embed our products;

     . Increased expenses, whether related to sales and marketing, product development or administration; and

     .  The mix of domestic and international sales.

     In recent quarters, we have derived an increasing percentage of our revenues from relatively larger orders. The sales cycles for these transactions tends to be longer than the sale cycle on smaller orders. Accordingly, to the extent that this trend continues, our operating results may fluctuate from quarter to quarter based on the timing of larger orders.

     In addition, we may experience fluctuations based on our past and future acquisitions of businesses and product lines. For example, we incurred a loss in the quarter ended December 31, 1998 as a result of a charge for purchased research and development associated with our acquisition of EveryWare Development Inc.

     We will continue to determine our investment and expense levels based on our expected future revenues, which may not grow at historical rates in future periods, if at all. A significant portion of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if our revenues are below our expectations, our operating results and net income are likely to be adversely and disproportionately affected. In addition, we may reduce our prices or accelerate our investment in research and development, sales or marketing efforts in response to competitive pressures or to pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations.

Seasonality May Contribute to Fluctuations in Our Quarterly Operating Results

     Our business has experienced, and is expected to continue to experience, seasonal customer buying patterns. In recent years, we have had relatively stronger demand for our products during the quarters ending December 31 and June 30, and relatively weaker demand in the quarters ending March 31 and September
30. We believe that this pattern may continue. In addition, to the extent international operations constitute a greater percentage of our revenues in future periods, we anticipate that demand for our products in Europe and Japan will decline in the summer months because of reduced corporate buying patterns during the vacation season.

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

Our Success Depends on Our Management of Significant Growth and Change Within Our Business

   We have expanded our operations rapidly since inception, resulting in new and increased responsibilities for management and placing a strain upon our financial and other resources. During this period, we have experienced revenue growth, an increase in the number of our employees, an expansion in the scope of our operating and financial systems and an expansion in the geographic area of our operations. In particular, we had a total of 358 employees at June 30, 1999, as compared to 220 at June 30, 1998. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition will be materially adversely affected.

Our Performance Depends on Market Acceptance of Pervasive.SQL

   We derive a significant portion of our revenues from the license of our Pervasive.SQL products. Accordingly, our future operating results are substantially dependent on continued market acceptance of Pervasive.SQL and future enhancements. We cannot be certain that future sales of Pervasive.SQL will continue at current rates. Continued market acceptance of Pervasive.SQL may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors and the product development cycles of developers and resellers who embed our products into packaged software applications. Although we recognized increased revenue from Pervasive.SQL in each quarter in fiscal 1999, one-time upgrades from earlier versions of our products, our favorable upgrade pricing, or other factors may have contributed to such sales.

Our Future Success Will Depend on Our Ability to Successfully Market and Support Tango

   We acquired the technology for our Tango products in November 1998 and we began to market the Tango Application Server and Tango Development Studio both as stand-alone products and integrated with Pervasive.SQL during the third quarter of fiscal 1999. To date, we have not derived significant revenues from the Tango products. Our performance depends on our ability to generate demand for, gain market acceptance of and effectively support our Tango products in the near future. As a result, we expect to devote significant resourses to our sales and marketing efforts relating to Tango. Because of our limited experience marketing the Tango products, we cannot be certain that we will achieve market acceptance for or generate significant revenue from the Tango products. Our ability to rapidly gain market acceptance and to effectively support our Tango products is subject to a number of factors, including:

  .  Our ability to further integrate Pervasive.SQL with the Tango products;

  . Our ability to recruit and train new and existing developers, value-added resellers, systems integrators, Web integrators and consultants;

  . The success of promotions involving our Tango development environment and our ability to ultimately receive Tango Application Server revenue from past and future promotions;

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

We Must Successfully Manage Our Acquisition of EveryWare Development Inc.

  Our failure to successfully address the risks associated with our acquisition of EveryWare Development Inc. of Toronto, Canada and the management of this office could have a material adverse affect on our business, operating results and financial condition. We acquired EveryWare in November 1998. The success of this acquisition will depend on our continued ability to:

  .  Successfully manage EveryWare's operations, which are based in Canada;

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

We Have Significant Product Concentration

   Historically, we have derived substantially all of our revenues from our Pervasive.SQL and Btrieve data management products. On June 30, 1999, we discontinued general availability of our Btrieve products to consolidate our development, marketing and technical support resources behind our current Pervasive.SQL products. Accordingly, our data management-related revenue from licenses of Pervasive.SQL will continue to account for substantially all of our revenues for the foreseeable future. Our future operating results will depend upon continued market acceptance of Pervasive.SQL and our ability to develop and market our Tango products. Pervasive.SQL may not achieve continued market acceptance, and Tango may not achieve market acceptance at all. Any decrease in demand or market acceptance for our Pervasive.SQL product would have a damaging effect on our business, operating results and financial condition.

Our Efforts to Develop Brand Awareness of Our Products May Not be Successful

   We believe that developing and maintaining awareness of the "Pervasive" and "Tango" brand names is critical to achieving widespread acceptance of our products. The importance of brand recognition will increase as competition in the market for Web-based development and deployment products increases. A key element of our business strategy is to commit significant resources to promote our brands. We have not obtained a United States registration for all of these names, and we are aware of other companies that use the word "Pervasive" or "Tango" either in their marks alone or in combination with other words. We expect that it may be difficult or impossible to prevent third-party usage of these names and variations of these names for competing goods and services. Competitors or others that use marks that are similar to our brand names may cause confusion among actual and potential customers, which could prevent us from achieving significant brand recognition. If we fail to promote and maintain our brands or incur significant related expenses, our business, operating results and financial condition could be materially adversely affected.

A Small Number of Distributors Account For a Significant Percentage of Our Revenues

   The loss of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the inability to replace the distributor on a timely basis, could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors, value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the year ended June 30, 1999, one distributor accounted for 12% of revenues, and in the year ended June 30, 1998, a second distributor accounted for 10% of revenues. We expect that we will continue to be dependent upon a limited number of distributors for a significant portion of our revenues in future periods. Moreover, we expect that such distributors will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

We May Not Be Able to Develop Strategic Relationships

   Our current collaborative relationships may not prove to be beneficial to us, and they may not be sustained. In addition, market acceptance of new product releases, including our recently announced Pervasive.SQL 2000 for smart cards, hand-held computers and nomadic devices, may be substantially dependent on strategic relationships with device manufacturers. We may not be able to enter into successful new strategic relationships in the future, which could have a material adverse effect on our business, operating results and financial condition. From time to time, we have collaborated with other companies, including Schlumberger, Oracle, Red Hat, Wind River, IBM, Novell, Apple and Macromedia, in areas such as product development, marketing, distribution and implementation. Maintaining these and other relationships is a meaningful part of our business strategy. However, many of our current and potential strategic partners are either actual or potential competitors with us. In addition, many of our current relationships are informal or, if written, terminable with little or no notice.

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

We May be Unable to Protect Our Intellectual Property and Proprietary Rights

   Our success depends to a significant degree upon our ability to protect our software and other proprietary technology. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, these measures afford us only limited protection. In addition, we rely in part on "shrink wrap" and "click wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Although we believe software piracy may be a problem, we are unable to determine the extent to which piracy of our software products occurs. In addition, portions of our source code are developed in foreign countries with laws that do not protect our proprietary rights to the same extent as the laws of the United States.

   Although we are not aware that any of our products infringe upon the proprietary rights of third parties, we may be subjected to claims of intellectual property infringement by third parties as the number of products and competitors in our industry segment continues to grow and the functionality of products in different industry segments increasingly overlaps. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or the loss or deferral of sales or require us to enter into royalty or licensing agreements. If we are required to enter into royalty or licensing agreements, they may not be on terms acceptable to us. Unfavorable royalty and licensing agreements could seriously damage our business, operating results and financial condition.

We Must Adapt to Rapid Technological Change

   Our future success will depend upon our ability to continue to enhance our current products and to develop and introduce new products on a timely basis that keep pace with technological developments and satisfy increasingly sophisticated customer requirements. Rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards characterize the market for our products. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. As a result of the complexities inherent in client/server computing environments and the performance demanded by customers for databases and Web-based products, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on our business, operating results and financial condition. We have experienced delays in the past in the release of new products and new product enhancements. We may not be successful in:

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

   The latest versions of Pervasive.SQL and Btrieve are designed to be Year 2000 compliant. An earlier release of the predecessor to Pervasive.SQL, Scalable SQL v3.0, and certain other discontinued products were not designed to be Year 2000 compliant; however, the product documentation described how to utilize the products in a manner that would support four digit date entries. We cannot be certain that our software products that are designed to be Year 2000 compliant contain all necessary date code changes. In addition, third-party applications in which our products are embedded, or for which our products are separately licensed, may not comply with Year 2000 requirements, which may have an adverse impact on demand for our products. As a result, we may incur increased expenses and lose customers to competing products.

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

We Face Significant Competition From Other Companies

   We encounter competition for our database products primarily from large, public companies, including Microsoft, Oracle, Informix, Sybase and IBM. In particular, Sybase's small memory footprint database software product, Adaptive Server Anywhere and Microsoft's product, SQL Server, directly compete with our products. In addition, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established and emerging companies.

   The Web development and deployment market is an emerging, intensely competitive environment, subject to rapidly changing products and new market participants. The market is also undergoing tremendous consolidation, which could result in the creation of a relatively few dominant players. In the last two years, Netscape acquired Kiva Software, Sun Microsystems acquired NetDynamics and BEA Systems acquired WebLogic. Oracle, Microsoft and IBM have each entered the Web development and deployment market with internally developed solutions. The primary competitor for Tango is Allaire's Cold Fusion product. Additional competitors include Silverstream, HAHT Software, and Bluestone. Another set of competitors could arise as traditional online transaction processing and database vendors expand their application server solutions to include Web-based application development software. We believe that, given the projected size of the market and strong trend towards distributed computing, it is likely that additional competitors may enter the market. This could lead to intense pricing pressure, particularly on front-end development tools, and result in higher research and development costs to compete on a feature-for-feature basis.

   Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that announcements of competing products by large competitors such as Microsoft, Oracle or IBM could result in the cancellation of customer orders in anticipation of the introduction of such new products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and which may limit our ability to sell our products through particular distribution partners. Accordingly, new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business. We cannot be certain that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially adversely affect our business, operating results and financial condition.

We Are Susceptible to a Shift in the Market for Client/Server Applications Toward Web-Based Applications

   We have derived substantially all of our historical revenues from the use of our products in client/server applications. We expect to rely on continued market demand for client/server applications indefinitely. Although the market for client/server applications has been growing in recent years, other application platforms are emerging. In particular, we may see market demand shift from client/server applications to Web-based applications. This shift may occur before our Web-based product line achieves market acceptance. In addition, we cannot be certain that should such a platform shift occur, developers of Web-based applications would select our Web-based products. Further, this shift may result in a change in revenue models from licensing of client/server and web-based applications to renting of applications from application service providers. A decrease in client/server application sales coupled with an inability to derive revenues from the Web-based application market could have a material adverse effect on our business, operating results and financial condition.

We Increasingly Depend on the Growth of International Sales and Operations

   We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In fiscal 1999, we derived 43% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

  .  Costs of translating and localizing products for foreign languages;

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

Fluctuations in the Relative Value of Foreign Currencies Can Affect Our Business

   To date, the majority of our transactions have been denominated in U.S. dollars. The majority of our international operation expenses, substantially all of our sales in Japan and certain other international sales have been denominated in currencies other than the U.S. dollar. Therefore, our operating results may be adversely affected by changes in the value of the U.S. dollar. As our international operations expand, our exposure to exchange rate fluctuations will increase. We have entered into limited hedging transactions to mitigate our exposure to currency fluctuations. Despite these hedging transactions, exchange rate fluctuations have caused, and will continue to cause, currency transaction gains and losses. Although these transactions have not resulted in material gains and losses to date, similar transactions could have a damaging effect on our business, results of operations or financial condition in future periods.

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

Our Executive Officers and Directors' Substantial Influence Over Stockholder Voting

   As of June 30, 1999, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 31% of our outstanding common stock. These stockholders may be able to exercise substantial influence over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company.

We Have Anti-Takeover Provisions

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

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Some of the statements in the "Letter to Stockholders" in the Annual Report and this Report on Form 10-K under "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements include statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report on Form 10-K.

   In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 2.  PROPERTIES

   In October 1998 we moved our headquarters to a new facility in Austin, Texas of approximately 70,000 square feet. The new facility provides additional space and expansion options at rental rates per square foot consistent with our previous facility. This new facility is leased through September 2008. We currently lease other domestic offices in California, Illinois, Massachusetts and Tennessee, as well as international offices in Toronto, Frankfurt, Paris, Brussels, Dublin, London, Hong Kong and Tokyo. We continue to be obligated under two leases for our prior headquarters facility in Austin, Texas. We have leased all space in our prior facility to two subtenants. The first lease and corresponding sublease expires in August 2000, and the second lease and corresponding sublease expires in December 2000.

ITEM 3.  LEGAL PROCEEDINGS

   The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

   The Company did not submit any matters to a vote of security holders during the fiscal year ended June 30, 1999.

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are the biographical summaries of the executive officers of the Company as of September 28 1999:

The executive officers and directors of the Company, and their ages as of September 28, 1999, are as follows:

             Name                   Age                               Position
------------------------------    -------    ----------------------------------------------------------
Ron R. Harris................        46          President, Chief Executive Officer and Director
James R. Offerdahl...........        43          Chief Operating Officer and Chief Financial Officer
Ramon D. Acosta, Ph.D........        40          Vice President, Development
Robert M. Arn, Ph.D..........        57          Vice President, Advanced Technology
Scott J. Bleakley............        43          Senior Vice President, Corporate Strategy & Development
John E. Farr.................        39          Vice President, Finance
Casey G. A. Leaman...........        52          Vice President, Worldwide Sales
Marcus D. Marshall...........        47          Vice President, Professional Services and Training
B. Hayden Stewart............        40          Vice President, Customer Engineering

   Ron R. Harris has served as our President and Chief Executive Officer since our inception and as a director since June 1995. Prior to joining us, Mr. Harris served as a Vice President of Citrix Systems, Inc., a developer of thin-client/server software, from October 1990 to May 1993. He also serves as a director of several private companies. Mr. Harris received his B.S. in Computer Science from Vanderbilt University and an M.B.A. from the University of Texas at Austin.

   James R. Offerdahl has served as our Chief Operating Officer, Chief Financial Officer and Secretary since September 1998. In addition, Mr. Offerdahl served as Chief Financial Officer, Vice President, Finance and Administration and Secretary from October 1996 to September 1998. From May 1993 to September 1996, Mr. Offerdahl served as Chief Financial Officer and Vice President of Administration of Tivoli Systems Inc., a provider of enterprise systems management solutions, acquired by IBM in March 1996. Mr. Offerdahl received a B.S. in Accounting from Illinois State University and an M.B.A. from the University of Texas at Austin.

   Ramon D. Acosta, Ph.D., has served as our Vice President, Development since December 1998. Previously, Dr. Acosta served as Director of Desktop and Server Products from June 1997 to November 1998, and as Engineering Project Manager from October 1995 to May 1997. Prior to joining us in 1995, Dr. Acosta held research, development and management positions with Scientific and Engineering Software, a system simulation company, International Software Systems Incorporated, a software development company and integrated systems solution provider, and Microelectronics and Computer Technology Corporation, a high technology consortium and small company incubator. Dr. Acosta received a B.S. in Computer and Systems Engineering from Renssalaer Polytechnic Institute and an M.S. and Ph.D. in Electrical Engineering from Cornell University.

   Robert M. Arn, Ph.D., has served as our Vice President, Advanced Technology since Pervasive acquired EveryWare Development, Inc., in November 1998. From June 1997 to November 1998, Dr. Arn served as Executive Vice President and Director of EveryWare Development. In June 1991, Dr. Arn founded and served as President and Chief Executive Officer of InContext Systems, Inc., which merged with EveryWare Development in June 1997. From September 1981 to July 1992, he served as Vice President and Director of Meridian Technologies, Inc. Dr. Arn holds a B.Sc. from University of Saskatchewan, a Master's degree from Oxford University, and a Ph.D. from Cambridge University.

   Scott J. Bleakley has served as our Senior Vice President, Corporate Strategy and Development since July 1999. He also served as our Vice President, Marketing from December 1998 to June 1999 and served as Vice

President, Corporate Development from April 1998 to December 1998. Prior to joining us, Mr. Bleakley served as Vice President of Business Development of Tivoli Systems, Inc. Prior to Tivoli, Mr. Bleakley served in a number of positions at IBM over a 6 year period where he most recently served as the Sales Operations Executive for the RS/6000 product line in the U.S. and Canada. Mr. Bleakley received a B.A. in Economics from Ohio Wesleyan University and an M.B.A. from Miami University.

   John E. Farr has served as our Vice President, Finance since October 1998. Previously, Mr. Farr served as Director of Finance from April 1997 to October 1998 and as Controller from November 1994 to April 1997. Prior to joining Pervasive, Mr. Farr served as Senior Audit Manager for KPMG LLP, an international accounting firm. Mr. Farr received a B.B.A. in Accounting from Southwestern University.

   Casey G. A. Leaman has served as our Vice President, Worldwide Sales since January 1998. Previously, Mr. Leaman served as Vice President, International Sales from February 1997 to January 1998. Prior to joining us, Mr. Leaman served as Vice President of International Sales of CenterLine Software, Inc., a developer of compilers and software testing tools, from October 1995 to October 1996. Prior to that time, Mr. Leaman served as a director of Kanishka Systems PTE Ltd. (Singapore), a developer of document management software, from March 1994 to May 1995 and as President and Chief Operating Officer from January 1995 to May 1995. From August 1992 to January 1994, Mr. Leaman served as Regional Managing Director-Asia for a division of ASK Computer Systems Inc., a software developer. Mr. Leaman received a B.S. in Agricultural Business Management from Penn State University and an M.S. in Agricultural Economics from Purdue University.

   Marcus D. Marshall has served as our Vice President, Professional Services and Training, since July 1999. Mr. Marshall served as our Vice President, Customer Engineering, from May 1997 to July 1999. He served as our Vice President, Development, from November 1995 to May 1997 and as Vice President, Engineering and Technical Support, from June 1995 to November 1995. Prior to joining us, Mr. Marshall served as Director of Engineering (U.S.) of Computer Resources International, a developer of software engineering environments, from February 1994 to June 1995. From November 1991 to February 1994, Mr. Marshall served as Vice President of Development of International Software Systems, Inc., a developer of software engineering environments and software productivity enhancement tools. Mr. Marshall received a B.S. and an M.S. in Electrical Engineering from Rice University.

   B. Hayden Stewart has served as our Vice President, Customer Engineering, since July 1999. He served as our Director of Information Systems from September 1997 to July 1999. Prior to joining Pervasive, Mr. Stewart served as Director of Applications at Tivoli Systems from January 1997 to September 1997. From October 1994 to January 1997, Mr. Stewart served as Customer Contact Manager for Intel Corporation. From February 1994 to October 1994, he served as Applications Development Manager at Tivoli Systems. Prior to that, from March 1988 to January 1994, Mr. Stewart served in various positions at Dell Computer Corporation.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS'

   The common stock of the Company is traded on the Nasdaq National Market under the symbol PVSW. The Company completed its initial public offering and commenced trading on September 26, 1997. The following tables set forth the high and low closing sales prices of the Company's common stock from September 26, 1997 to June 30, 1999.

           Fiscal 1998                       High                  Low
---------------------------------    -------------------    ------------------
First Quarter*                             $11.63                $11.00
Second Quarter                             $11.50                $ 7.00
Third Quarter                              $14.63                $ 6.75
Fourth Quarter                             $14.50                $10.38

*Commencing September 26, 1997

           Fiscal 1999                       High                   Low
---------------------------------    -------------------    ------------------
First Quarter                              $12.75                $ 7.50
Second Quarter                             $19.25                $ 7.13
Third Quarter                              $21.00                $16.00
Fourth Quarter                             $24.88                $13.31

   As of September 24, 1999, there were approximately 137 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder). The company believes it has in excess of 2,800 beneficial owners of its common stock.

   The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended June 30, 1997, 1998 and 1999 and the consolidated balance sheet data at June 30, 1998 and 1999 are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the periods ended June 30, 1995 and 1996 and the consolidated balance sheet data at June 30, 1995, 1996 and 1997 are derived from audited consolidated financial statements not included herein.

                                                                                         Year Ended June 30,
                                                ----------------------------------------------------------------------------
                                                         1995          1996           1997             1998        1999
                                                ----------------------------------------------------------------------------
                                                                              (in thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues  ..........................................     $8,601        $13,476        $24,481          $36,700     $59,407
Costs and expenses:
 Cost of revenues and technical support.............      1,997          2,605          3,310            5,292       8,814
 Sales and marketing  ..............................      3,864          6,998         10,034           15,438      22,899
 Research and development  .........................      2,399          4,477          5,996            9,556      15,123
 General and administrative  .......................        996          2,505          2,886            3,057       4,851
 Amortization of excess of cost over
 fair value of net assets acquired..................         --             --             --               13         710
 Charge for purchased research and development......         --             --             --               --       1,800
                                                        ---------     ----------      ----------       ----------  ---------
Total costs and expenses............................      9,256         16,585         22,226           33,356      54,197
                                                        ---------     ----------      ----------       ----------  ---------

Operating income (loss).............................       (655)        (3,109)         2,255            3,344       5,210
 Interest and other income..........................         86             99             55              573         825
 Provision for income taxes.........................       (129)          (170)          (593)          (1,101)     (2,421)
 Minority interest in (earnings) loss
 of subsidiary......................................         89            (25)          (127)             (94)        (36)
                                                        ---------     ----------      ----------       ----------  ---------
Net income (loss) ..................................    $  (609)       $(3,205)       $ 1,590          $ 2,722     $ 3,578
                                                        ---------     ----------      ----------       ----------  ---------
Basic earnings per share............................    $  (305)       $(1,603)       $  1.90          $  0.26     $  0.26
                                                        ---------     ----------      ----------       ----------  ---------
Diluted earnings per share..........................    $    --        $    --        $  0.12          $  0.18     $  0.22
                                                        ---------     ----------      ----------       ----------  ---------
Shares used in computing basic earnings per share...          2              2            835           10,468      13,960
                                                        ---------     ----------      ----------       ----------  ---------
Shares used in computing diluted earnings per share.         --             --         13,080           14,741      15,998
                                                        ---------     ----------      ----------       ----------  ---------


Supplemental Operations Data:
Operating income (loss), excluding certain charges*.    $  (655)       $(3,109)       $ 2,255          $ 3,344       7,720
                                                        ---------     ----------      ----------       ----------  ---------

Net income (loss), excluding certain charges*.......    $  (609)       $(3,205)       $ 1,590          $ 2,722     $ 6,088
                                                        ---------     ----------      ----------       ----------  ---------
Diluted earnings per share, excluding certain
 charges*...........................................    $   --         $   --         $  0.12          $  0.18      $ 0.38
                                                        ---------     ----------      ----------       ----------  ---------


______________________
* Amounts for the year ended June 30, 1999 exclude a charge for purchased research and development of $1.8 million and amortization of excess of cost over fair value of net assets acquired of $710,000, which combined have the effect of $0.16 per diluted share.

                                                                                  June 30,
                                                        ----------------------------------------------------------
                                                           1995        1996         1997        1998        1999
                                                        ----------------------------------------------------------
                                                                               (in thousands)
Consolidated Balance Sheet Data:
Working capital.........................................   $5,740    $  1,768     $ 1,560      $19,815     $40,461
Total assets............................................    8,480       7,471      10,445       32,643      72,873
Long-term liabilities, net of current portion...........    1,006         621          --           --         565
Redeemable convertible preferred stock..................    4,026       4,026       4,026           --          --
Total stockholders' equity (deficit)....................    1,061      (2,083  )   (394  )      23,979      59,086

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS'


   This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in the forward-looking statements. Please see the "Special Note Regarding Forward-Looking Statements" elsewhere in this Report on Form 10-K.

Overview

   Pervasive Software Inc. is a leading provider of application development and deployment software that dramatically simplifies the development, deployment and maintenance of Web-based and client/server applications. Our comprehensive, integrated suite of software products includes development and deployment products, and high performance zero administration databases, combined, these products offer a unique solution that simplifies the development, deployment and maintenance of Web-based and client/server applications and lowers the cost of ownership of Web-based and client/server distributed computing environments. Our business model leverages a channel of software developers, application service providers, Web and systems integrators, and value-added resellers around the world.

   We derive our revenues primarily from shrink-wrap licenses through independent software vendors, value-added resellers and distributors and through OEM license agreements with independent software vendors. Shrink-wrap license fees are variable and based generally on user count, or in the case of Tango, number of application servers. Our OEM licensing program offers independent software vendors volume discounts and specialized technical support, training and consulting in exchange for integrating our products in packaged applications and paying us a royalty based on sales of the applications. Additionally, we generate revenues from version upgrades, user count upgrades, and from upgrades to client/server environments from single user workstation or workgroup environments.

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

   Historically, we have derived substantially all of our revenues from our Pervasive.SQL and Btrieve data management products. On June 30, 1999, we discontinued general availability of our Btrieve products to consolidate our development, marketing and technical support resources behind our current Tango and Pervasive.SQL products. Accordingly, we expect that our revenue from the license of Tango and Pervasive.SQL will account for substantially all of our revenues for the foreseeable future as revenue from the license of Btrieve will decline substantially over time. Our future operating results will depend upon continued market acceptance of Pervasive.SQL and our ability to develop and market our Tango products. Pervasive.SQL may not achieve continued market acceptance, and Tango may not achieve market acceptance at all. Any decrease in demand or market acceptance for our Pervasive.SQL product would have a damaging effect on our business, operating results and financial condition.

   In February 1999, we launched a marketing program in which we began offering the Tango development environment for free through May 1999. This program was intended to encourage developers to build applications on the Tango platform as a "seeding" strategy for Tango Application Server licenses. We cannot be certain that this marketing program or future marketing programs will successfully generate license revenue from our Tango products.

   On November 12, 1998, we acquired 93% of the outstanding stock of EveryWare Development Inc., ("EveryWare") and acquired the remaining outstanding shares in December 1998, for total consideration of $11.8 million, including cash paid to the EveryWare shareholders, transaction costs and the value of stock options assumed. The transaction was recorded using the purchase accounting method. The following table presents the allocation of the purchase price (in thousands):

   Software technology  ................................................              $ 1,200
   Purchased research and development  .................................                1,800
   Excess of cost over fair value of net assets acquired  ..............                9,761
   Deferred tax liability related to intangible assets acquired  .......                 (600)
   Net fair value of tangible assets acquired and liabilities assumed....                (351)
                                                                                  -----------
                                                                                      $11,810
                                                                                  ===========

   In December 1998, we granted Novell, Inc., a non-exclusive, perpetual, irrevocable license to reproduce and distribute a two-user version of Pervasive.SQL for distribution in combination with other products distributed by Novell. Novell is currently distributing our two-user version in a service release and we believe Novell may begin general distribution in the fall of 1999. We will not receive any royalties directly from Novell related to the agreement. We do believe, however, that we may receive fees in the future by licensing multi-user upgrades for some of the two-user versions distributed by Novell.

Results of Operations

   The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations. The results of operations of EveryWare subsequent to November 12, 1998 are included in our consolidated statement of operations for the year ended June 30, 1999.

                                                                           Year Ended June 30,
                                                            ----------------------------------------------
                                                                  1997            1998            1999
                                                            -------------    -------------    ------------
Revenues  .........................................              100%             100%            100%
Costs and expenses:
 Cost of revenues and technical support............               14               14              15
 Sales and marketing ..............................               41               42              39
 Research and development..........................               24               26              25
 General and administrative........................               12                9               8
 Amortization of excess of cost over fair value
  of net assets acquired...........................               --               --               1
 Charge for purchased research and development.....               --               --               3
                                                            -------------    -------------    ------------
Total costs and expenses...........................               91               91              91
                                                            -------------    -------------    ------------
Operating income...................................                9                9               9
 Interest and other income.........................               --                1               1
                                                            -------------    -------------    ------------
Income before income taxes and minority interest...                9               10              10
 Provision for income taxes........................               (2)              (3)             (4)
 Minority interest in earnings of subsidiary.......               (1)              --              --
                                                            -------------    -------------    ------------
Net income.........................................                6%               7%              6%
                                                            =============    =============    ============

Supplemental disclosures:

 Operating income, excluding certain charges*......                9%               9%             13%
                                                            =============    =============    ============
Net income, excluding certain charges*.............                6%               7%             10%
                                                            =============    =============    ============

* Amounts for the year ended June 30, 1999 exclude a charge for purchased research and development of $1.8 million, or 3% of revenue, and amortization of excess of cost over fair value of net assets acquired of $710,000, or 1% of revenue.

   Revenues


   We generated revenues of $24.5 million, $36.7 million and $59.4 million for the fiscal years ended June 30, 1997, 1998 and 1999, respectively, an increase of 50% from fiscal 1997 to 1998, and 62% from fiscal 1998 to 1999. We attributed this revenue increase in each period to increased market acceptance of our products operating on Windows NT, the introduction of Pervasive.SQL in February 1998 and ongoing expansion of our worldwide sales organization. Although our revenues have increased in recent periods, we cannot be certain that revenues will grow in future periods, that they will grow at past rates or that we will remain profitable on a quarterly or annual basis in the future.

   Licenses of our software operating on Windows NT or other Microsoft operating systems increased to approximately 54% of our revenues in fiscal 1999 from approximately 45% in fiscal 1998 and 36% in fiscal 1997. Licenses of our software operating on NetWare represented approximately 36% of revenues in fiscal 1999, as compared to 48% in 1998 and 58% in 1997. We believe that the increase in the percentage of revenues attributable to licenses of our products operating on Windows NT and other Microsoft operating systems is due to two factors: (1) the increased market acceptance of our products operating on Microsoft platforms and (2) the increased market penetration of Microsoft platforms relative to other operating systems. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future, or at all.

   International revenues, consisting of all revenues from customers located outside of North America, were $8.3 million, $14.2 million and $25.5 in fiscal 1997, 1998 and 1999, representing 34%, 39% and 43% of total revenues, respectively. We attribute the increase in each period primarily to expansion of our international sales organization, first in Europe and then in Japan. We believe that revenues from international markets represent a significant opportunity. Therefore, we expect that international revenues may account for an increasing portion of our revenues in the future as we expand internationally, primarily in Europe and Japan, but also in other areas of the world.

   Costs and Expenses

   Cost of Revenues and Technical Support.   Cost of revenues and technical
support consists primarily of the cost to manufacture and fulfill orders for our shrink wrap software products and the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and license fees for third-parties technologies embedded in our products. Cost of revenues and technical support was $3.3 million, $5.3 million and $8.8 million in fiscal 1997, 1998 and 1999, representing 14%, 14%, and 15% of revenues, respectively. Cost of revenues and technical support increased in each period due to increased sales volume and increased technical support and service personnel in the U.S., Europe and Japan. We anticipate that cost of revenues and technical support will continue to increase in dollar amount and may increase as a percentage of revenues in the future as we expand our international operations, incur increased license fees for third-party technologies embedded in our products, provide technical support for additional products and invest in personnel to deliver professional services and training services to others.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment, marketing programs and promotional expenses. Sales and marketing expenses were $10.0 million, $15.4 million and $22.9 million in fiscal 1997, 1998 and 1999, representing 41%, 42% and 39% of revenues, respectively. Sales and marketing expenses decreased as a percentage of revenues in fiscal 1999 primarily because of significant revenue growth that outpaced sales and marketing expenditures. Sales and marketing expenses increased in dollar amount each period primarily due to increased costs associated with hiring additional sales and marketing personnel, the promotion of Pervasive.SQL, market development activities for Tango and increased infrastructure costs associated with foreign sales office expansion. We expect that sales and marketing expenses will continue to increase in dollar amount as we aggressively invest in the market development activities for Tango and promote Pervasive.SQL, hire additional sales and marketing personnel and continue to expand our international operations. Sales and marketing expenses are likely to continue to fluctuate as a percentage of revenues due to the timing and extent of Tango market development activities and costs associated with new product releases, marketing promotions, brand awareness campaigns, lead generation programs and international expansion.

   Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $6.0 million, $9.6 million and $15.1 million in fiscal 1997, 1998 and 1999, representing 24%, 26% and 25% of revenues, respectively. Research and development expenses increased in dollar amount each period primarily due to the increased hiring of and/or contracting with additional research and development personnel. We anticipate that we will continue to devote substantial resources to research and development and that such expenses will continue to increase in dollar amount, however such expenses are likely to continue to fluctuate as a percent of revenue due to the timing of costs associated with future product releases.

   Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods. Accordingly, we charged all software development costs to research and development expenses.

   General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of our finance, human resources, information systems and administrative departments. General and administrative expenses were $2.9 million, $3.1 million and $4.9 million in fiscal 1997, 1998 and 1999, representing 12%, 9% and 8% of revenues, respectively. We attribute the increase in dollar amount in each period primarily to the increased staffing and associated expenses necessary to manage and support our increased scale of operations, both domestically and internationally. General and administrative expenses decreased as a percentage of revenue in each period primarily because of significant revenue growth that outpaced general and administrative expenditures. We believe that our general and administrative expenses will continue to increase in dollar amount in the future as our administrative staff expands to support our growing worldwide operations.

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

   We are using the purchased research and development to complete new products that have, and in some cases will, become part of our product lines subsequent to the acquisition. We believe these new products will include new technology that furthers the extensibility, ease-of-use, productivity and performance of our Web application server and Web development and deployment solutions, as well as new integrated tools and utilities for administration and analysis. We expect that substantially all the purchased research and development will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. If commercial viability is not achieved, we would look to other alternatives to provide these solutions. We do not believe that a delay in providing such alternative solutions would have a significant adverse effect on our results of operations. At the time of the acquisition, we estimated the time to be incurred to transform the purchased research and development into commercially viable products as approximately 79 man months or approximately $400,000.

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

   An independent third-party appraiser determined the value assigned to purchased research and development. This third-party appraiser projected cash flows related to future products expected to be derived once technological feasibility is achieved, including costs to complete the development of technology and the future revenues and costs which are expected to result from commercialization of the products. Projected cash flows from the core technology and other supporting assets were discounted back to their present value at a rate of 25% for one project and 30% for another project. The resulting net cash flows from such projects are based on our estimates of revenues, cost of revenues and technical support, research and development expenses, selling, general and administrative expenses and income taxes resulting from such projects. Our estimates were based on expected trends in technology and the nature and expected timing of completion of purchased research and development. Nothing has come to our attention that would lead us to believe substantial changes need to be made to the underlying assumptions.

   Provision for Income Taxes. Provision for income taxes was approximately $593,000, $1.1 million and $2.4 million in fiscal 1997, 1998 and 1999, respectively. Our effective tax rates were 26%, 28% and 31% for fiscal 1997, 1998 and 1999, respectively, before considering the impact of the charge for purchased research and development. Our effective tax rate for fiscal year 1998 and fiscal 1999 increased primarily due to foreign taxes associated with our increased operations overseas and non-deductible amortization of intangibles related to the acquisition of EveryWare.

   We believe that, based on a number of factors, it is more likely than not that a substantial amount of our deferred tax assets may not be realized. These factors include:

  .  Limited history of operating profits in the Company's Canadian subsidiary;

  . The potential impact of anticipated deductions due to exercise of employee stock options on deferred tax assets with limited carryforward periods;

  .  Recent increases in expense levels to support our growth; and

  . The intensely competitive market in which we operate and which is subject to rapid change.

  Accordingly, we have recorded a valuation allowance against the deferred tax assets related to the Canadian subsidiary and to the extent domestic deferred tax assets exceed the potential benefit from carryback or carryover of deferred items to offset taxable income in the current year, prior years or the next succeeding year. We expect our effective tax rate will increase in the future as our domestic deferred tax asset is substantially realized.

Quarterly Results from Operations

  The following table sets forth selected unaudited quarterly information for our last eight fiscal quarters. We believe that this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K and believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below and present fairly the results of such periods when read in conjunction with the audited consolidated financial statements and notes thereto. Results of EveryWare are included in the quarterly results beginning with the acquisition date, November 12, 1998. The data for the December 31, 1998 quarter includes a charge relating to the acquisition of EveryWare for purchased research and development of $1.8 million.

                                                                                     Quarter Ended
                                                 ----------------------------------------------------------------------------------
                                                    Sept. 30          Dec. 31          Mar. 31           June 30         Sept. 30
                                                      1997              1997             1998              1998            1998
                                                      ----              ----             ----              -----           ----
                                                                   (in thousands, except percentage and per share data)


Revenues  .........................................      $7,671       $8,470           $9,744          $10,815            $11,776
Costs and expenses:
  Cost of revenues and technical support...........      1,164         1,230            1,277            1,621              1,620
  Sales and marketing..............................      3,112         3,520            4,243            4,563              4,979
  Research and development.........................      2,251         2,292            2,511            2,502              2,960
  General and administrative.......................        630           791              782              838              1,025
  Amortization of excess of cost over fair
    value of net assets acquired...................        --             --               13               16                 16
  Charge for purchased research and development....        --             --               --               --                 --
                                                        -----           -----           ------           -----             ------
Total costs and expenses  .........................     7,157           7,833           8,826            9,540             10,600
                                                        -----           -----           ------           -----             ------
Operating income (loss)............................       514             637             918            1,275              1,176
Interest and other income (expense), net...........       (19)            218             190              184                218
Provision for income taxes.........................      (146)           (258)           (277)            (420)              (426)
Minority interest in (earnings)loss of subsidiary..       (19)            (22)            (17)             (36)                14
                                                        -----           -----           ------           -----             ------
Net income (loss)..................................    $  330          $  575          $  814          $ 1,003            $   982
                                                        -----           -----           ------           -----             ------

Basic earnings per share...........................    $ 0.16          $ 0.04          $ 0.06          $  0.08            $  0.07
Diluted earnings per share.........................    $ 0.02          $ 0.04          $ 0.05          $  0.07            $  0.06

Supplemental Operations Data:
Operating income, excluding certain charges*.......    $ 514           $  637          $  918          $ 1,275            $ 1,176
                                                        -----           -----           ------           -----             ------
Net income, excluding certain charges*.............    $ 330           $  575          $  814          $ 1,003            $   982
                                                        -----           -----           ------           -----             ------
Diluted earnings per share, excluding certain
charges*                                              $ 0.02           $ 0.04          $ 0.05          $  0.07            $  0.06
                                                        -----           -----           ------           -----             ------

As a Percentage of Revenues:
Revenues...........................................      100%             100%            100%             100%               100%
Costs and expenses:
  Cost of revenues and technical support...........       15               15              13               15                 14
  Sales and marketing..............................       41               42              44               42                 42
  Research and development.........................       29               27              26               23                 25
  General and administrative.......................        8                9               8                8                  9
  Amortization of excess of cost over fair
   value of net assets acquired....................       --               --              --               --                 --
  Charge for purchased research and
   development.....................................       --               --              --               --                 --
                                                        -----           -----           ------           -----             ------
Total costs and expenses...........................       93               93              91               88                 90
                                                        -----           -----           ------           -----             ------
Operating income (loss)............................        7                7               9               12                 10
Interest and other income (expense), net...........       --                3               2                1                  2
Provision for income taxes.........................       (2)              (3)             (3)              (4)                (4)
Minority interest in (earnings) loss of subsidiary.       (1)               --             --               --                 --
                                                        -----           -----           ------           -----             ------
Net income (loss)..................................        4%               7%              8%               9%                 8%
                                                        -----           -----           ------           -----             ------

Supplemental Operations Data:
Operating income, excluding certain charges*.....          7%               8%              9%              12%                10%
                                                        -----           -----           ------           -----             ------
Net income, excluding certain charges*...........          4%               7%              8%               9%                 8%
                                                        -----           -----           ------           -----             ------




                                                                                                      Quarter Ended
                                                                                --------------------------------------------------
                                                                                       Dec. 31           Mar. 31         June 30
                                                                                        1998              1998            1999
                                                                                        ----              ----            ----

Revenues........................................                                    $14,087           $16,015           $17,529
Costs and expenses:
  Cost of revenues and technical support........                                      2,186             2,270             2,738
  Sales and marketing...........................                                      5,535             6,110             6,275
  Research and development......................                                      3,521             4,172             4,470
  General and administrative....................                                      1,193             1,267             1,366
  Amortization of excess of cost over fair
          value of net assets acquired .........                                        139               275               280
  Charge for purchased research and development.                                      1,800                --                --
                                                                                     ------            ------            ------
Total costs and expenses........................                                     14,374            14,094            15,129
                                                                                     ------            ------            ------
Operating income (loss) ........................                                       (287)            1,921             2,400
Interest and other income (expense), net........                                        122                85               400
Provision for income taxes......................                                       (506)             (622)             (867)
Minority interest in (earnings) loss of
 subsidiary.....................................                                        (17)              (16)              (17)
                                                                                     ------            ------            ------
Net income (loss)...............................                                    $  (688)          $ 1,368           $ 1,916
                                                                                     ------            ------            ------
Basic earnings per share........................                                    $ (0.05)          $  0.10           $  0.12
Diluted earnings per share......................                                    $ (0.05)          $  0.09           $  0.11

Supplemental Operations Data:
Operating income, excluding certain charges*....                                    $ 1,652           $ 2,196           $ 2,680
                                                                                     ------            ------            ------
Net income, excluding certain charges*..........                                    $ 1,251           $ 1,643           $ 2,196
                                                                                     ------            ------            ------
Diluted earnings per share, excluding certain charges*                              $  0.08           $  0.10           $  0.13
                                                                                     ------            ------            ------

As a Percentage of Revenues:
Revenues  .......................................                                       100%              100%              100%
Costs and expenses:
  Cost of revenues and technical support.........                                        16                14                15
  Sales and marketing............................                                        39                38                36
  Research and development.......................                                        25                26                25
  General and administrative.....................                                         8                 8                 8
  Amortization of excess of cost over fair                                                1                 2                 2
      value of net assets acquired...............
  Charge for purchased research and
    development..................................                                        13                --                --
                                                                                     ------            ------            ------
Total costs and expenses.........................                                       102                88                86
                                                                                     ------            ------            ------

Operating income (loss)..........................                                        (2)               12                14
Interest and other income (expense), net.........                                         1                 1                 2
Provision for income taxes ......................                                        (4)               (4)               (5)
Minority interest in (earnings) loss of subsidiary                                       --                --                --
                                                                                     ------            ------            ------
 Net income (loss)...............................                                        (5)%               9%               11%
                                                                                     ------            ------            ------

Supplemental Operations Data:
Operating income, excluding certain charges*.....                                        12%               14%               15%
                                                                                     ------            ------            ------
Net income, excluding certain charges*...........                                         9%               10%               13%
                                                                                     ------            ------            ------

____________________
* Amounts for the quarter ended December 31, 1998 exclude a charge for purchased research and development of $1.8 million, or 13% of total revenues, and amortization of excess of cost over fair value of net assets acquired of $139,000, or 1% of total revenues, which combined have the effect of $0.13 per diluted share, respectively. Amounts for the quarters ended March 31, 1999 and June 30, 1999 exclude amortization of excess of cost over fair value of net assets acquired of $275,000 and $280,000, or 2% of total revenues in each period, and have the effect of $0.02 and $0.01 per diluted share, respectively. Due to the nature and magnitude of these expenses, we believe disclosure of the Supplemental Operations Data is relevant to investors, but is not intended to be a substitute for amounts reflected in our audited financial statements. In addition, the Supplemental Operations Data may not be comparable to similarly titled measures presented by other companies.

   Our operating results have varied significantly from quarter to quarter in the past and will continue to vary significantly from quarter to quarter in the future due to a variety of factors. For example, we incurred a loss in the quarter ended December 31, 1998 as a result of a write-off associated with our acquisition of EveryWare Development Inc.

Liquidity and Capital Resources

   Cash provided by operations was $3.7 million, $3.0 million and $6.5 million for fiscal 1997, 1998 and 1999, respectively. The decrease in cash generated by operations from fiscal 1997 to 1998 resulted primarily from increases in accounts receivable consistent with the increased sales volume during fiscal 1998. The increase in cash provided by operations from fiscal 1998 to 1999 resulted primarily from increased earnings, excluding a non-cash charge for purchased research and development and amortization expense related to the acquisition of EveryWare.

   During fiscal 1998 and 1999, we invested $4.9 million and $22 million, respectively, in marketable securities, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $2.2 million, $2.4 million and $5.7 million in fiscal 1997, 1998 and 1999, respectively. This property consisted primarily of computer hardware and software for our growing employee base and approximately $1.3 million for furniture and fixtures and improvements related to our new facility. We expect that our capital expenditures will increase as our employee base grows.

   In March 1999, we completed a secondary offering in which we sold 1,894,500 shares of common stock for net proceeds of $30 million, after deducting the underwriter's discount and expenses of the offering.

   In November 1998, we acquired 93% of the outstanding stock of EveryWare Development Inc., and acquired the remaining outstanding shares in December 1998. We financed the acquisition by using available funds of approximately $11.8 million during the quarter ended December 31, 1998.

   In February 1998, we acquired Smithware, Inc. a developer of database development and reporting components for Pervasive products. We acquired Smithware for approximately $390,000 consisting of $170,000 in cash, 23,752 shares of our common stock valued at $160,000 and acquisition costs of $60,000, plus up to an additional $80,000 of cash and 47,502 shares of common stock payable upon achievement of certain milestones in the future. In conjunction with the acquisition, we repaid Smithware's outstanding debts of approximately $110,000. In fiscal 1999, we paid $80,000 in cash and issued 33,251 shares of our common stock valued at $326,000 to the former Smithware shareholders upon achieving the first two milestones specified in the acquisition agreement.

   In February 1998, we purchased an additional 15% ownership interest in our majority owned subsidiary, Pervasive Software Co., Ltd. (formerly known as Btrieve Technologies Japan, Ltd.), by acquiring stock held by minority shareholders for approximately $266,000 in cash. Following this purchase, we hold 80.5% of the outstanding stock of Pervasive Software Co., Ltd.

   In September 1997, we completed an initial public offering in which we sold 2,000,000 shares of common stock for net proceeds of $17.4 million, after deducting the underwriter's discount and expenses of the offering.

   We have entered into licensing agreements with two vendors and anticipate entering into a licensing agreement with a third vendor related to technology included, or to be included, with our internally developed products which require fixed minimum license payments totalling $2.2 million for the year ended June 30, 2000 and $700,000 for each of the years ended June 30, 2001 and 2002. These license agreements provide for use of the technologies on a perpetual basis or for fixed periods of time.

   On June 30, 1999, we had $40.5 million in working capital including $18.1 million in cash and cash equivalents and $21.8 million in marketable securities. We have a $10.0 million revolving line of credit with a bank, but have at no time borrowed under such line. Our line of credit contains certain financial covenants and restrictions as to various matters including our ability to pay cash dividends and effect mergers or acquisitions without the bank's prior approval. We are currently in compliance with such financial covenants and restrictions. We have granted a first priority security interest in substantially all of our tangible assets as security for our obligations under our credit lines.

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

   In February 1998, the Financial Accounting Standards Board, or FASB, issued Statement 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The Statement supersedes the disclosure requirements in Statements No. 87, Employers' Accounting for Pensions, No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Statement 132 revises the required disclosures about pensions and other postretirement benefits. We believe that the adoption of Statement 132 will have no affect on our results of operations, financial position or disclosures in the future.

   In June 1998, the FASB issued Statement 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which defers for one year the effective date of Statement 133. Statement 133 is now effective for all fiscal quarters of all fiscal years beginning after our fiscal year 2001. We do not anticipate that the adoption of Statement 133 will have a significant effect on our results of operations or financial position because of our minimal use of derivatives.

Year 2000 Compliance

   The "Year 2000" issue results from an industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, in the coming months, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

   Our Year 2000 readiness plan for our current versions of Pervasive.SQL 2000, Pervasive.SQL 7, Btrieve v6.15, ODBC Interface v2, Tango v3.6 and Tango v3.5 includes the following:

    . Assessment--Take an inventory of products to be tested, survey third-party programs utilized, generate compliance plan, and define what compliance will mean;
    .  Implementation--Devise upgrades to correct any Year 2000 issues;
    . Validation--Test and debug current versions of products; and . Contingency Planning--Plan to implement in the event that we do not achieve Year 2000 compliance by January 1, 2000.

   We have completed all phases of our plan with respect to the current versions of all of our products. Based on our review, each of the current versions of our products was found to have no known Year 2000 limitations, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine are also Year 2000 compliant. An earlier release of Scalable SQL and certain other discontinued products were not designed to be Year 2000 compliant. However, the product documentation for these earlier products did describe how to utilize the products in a manner which would support four digit entries. Earlier versions of our products have not been tested for Year 2000 compliance as these earlier versions of our products are no longer supported by us. We recommend upgrading to the current version of our products if customers have any concerns.

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

   Our internal systems include both our information technology and non-IT systems (such as our security system, building equipment, and embedded microcontrollers). Our Year 2000 compliance project has assessed our material internal IT systems and our non-IT systems. The project encompasses two major areas of our internal IT structure: the technical services area, including all hardware, operating system, and standard application issues; and the applications area, including all corporate database, accounting and custom applications. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from such vendors that their systems are Year 2000 Compliant. Although we are not currently aware of any material operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in such systems. Undetected errors or defects in the technology used in our internal IT and non-IT systems could have a material adverse affect on our business, operating results, or financial condition.

   We have funded our Year 2000 plan from operating cash flows and have not separately accounted for these costs in the past, nor do we have specific dollars budgeted for the project as the costs are not considered to be material. We have not yet fully developed a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 compliance of any of our critical operations. The cost of developing and implementing such a plan may itself be material.

   Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. The costs associated with any such external forces could be material.

ITEM 7a  Quantitative and Qualitative Disclosures About Market Risk

   The majority of the Company's operations are based in the U.S. and, accordingly, the majority of its transactions are denominated in U.S. Dollars. However, the Company does have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Japan, Germany, France, Ireland, England, Belgium, Hong Kong and Canada and conducts transactions in the local currency of each location. In fiscal 1999 the U.S. Dollar weakened against the Japanese Yen. Had the U.S. Dollar to Japanese Yen rate remained unchanged throughout fiscal 1999, the result would have been a decrease in revenue and operating income of approximately $1.2 million and $415,000, respectively. The impact of fluctuations in the relative value of other currencies was not material for fiscal 1999.

   The Company monitors its foreign currency exposure and, from time to time will attempt to reduce its exposure through hedging. Gains and losses on foreign currency hedging were not material to the consolidated financial statements for years ended June 30, 1997, 1998 and 1999.

   Pervasive is subject to interest rate risk on its cash and marketable securities investments, however, this risk is limited as the Company's investment policy requires the Company to invest in short-term securities and maintain an average maturity of one year or less.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

   The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants' Annual Meeting of Stockholders to be Held on November 3, 1999. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended June 30, 1999. For information regarding executive officers of the Company, see the Information appearing under the caption "Executive Officers of the Registrant" in Part I, Item 4a of this Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

   Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation and Related Information" of the Proxy Statement.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

   The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

                   Index to Consolidated Financial Statements

Report of Independent Auditors ..................................................................     F-2
Consolidated Balance Sheets at June 30, 1998 and 1999  ..........................................     F-3
Consolidated Statements of Operations for each of the three years in the period ended
 June 30, 1999...................................................................................     F-4
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and
   Stockholders' Equity (Deficit) for each of the three years in the period ended June 30, 1999..     F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended
 June 30, 1999...................................................................................     F-6
Notes to the Consolidated Financial Statements...................................................     F-7

(a)(2) Financial Statement Schedules

    Schedule II - Valuation and Qualifying Accounts is filed on page S-1 of this Report on Form 10-K.


    All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(a)(3)     Exhibits

3.1*       Restated Certificate of Incorporation
3.2*       Bylaws of the Company
4.1*       Reference is made to Exhibits 3.1, 3.2 and 4.3
4.2*       Specimen Common Stock certificate
4.3* Investors' Rights Agreement dated April 19, 1995, between the Company and the investors named therein
10.1*      Form of Indemnification Agreement
10.2*      1997 Stock Incentive Plan
10.3*      Employee Stock Purchase Plan
10.4*      First Amended and Restated 1994 Incentive Plan
10.5* Amendment and Restatement of Credit Agreement dated March 31, 1997 between the Company and Texas Commerce Bank National Association (now known as Chase Bank of Texas, National Association)
10.8* Sublease Agreement dated December 10, 1996 between the Company and Reynolds, Loeffler & Dowling, P.C.
10.9* Joint Venture Agreement dated March 26, 1995 between the Company and Novell Japan, Ltd., AG Tech Corporation and Empower Ltd.
10.10** Lease agreement dated April 2, 1998 between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park
21.1       Subsidiaries of the registrant
23.1       Consent of Independent Auditors
27.1       Financial Data Schedule

*Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).
**Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-230431).

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PERVASIVE SOFTWARE INC.

                                 (Registrant)



                                 By: /s/ Ron R. Harris
                                     ------------------------------
                                     Ron R. Harris
                                     President and Chief Executive officer

                                 September 28, 1999
                                 -----------------------------------
                                 Date

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                             Title                               Date
------------------------------         ----------------------------------------   ----------------------
/s/ Ron R. Harris                      President and Chief Executive Officer         September 28, 1999
------------------------------         (Principal Executive Officer)
Ron R. Harris
/s/ James R. Offerdahl                 Chief Operating Officer and                   September 28, 1999
------------------------------         Chief Financial Officer
James R. Offerdahl                     (Principal Financial and Accounting Officer)

/s/ Nancy R. Woodward                  Director and Chairman of the Board            September 28, 1999
------------------------------
Nancy R. Woodward
/s/ Joseph C. Aragona                  Director                                      September 28, 1999
------------------------------
Joseph C. Aragona
/s/ David A. Boucher                   Director                                      September 28, 1999
-----------------------------
David A. Boucher
/s/ David R. Bradford                  Director                                      September 28, 1999
-----------------------------
David R. Bradford
/s/ Shelby H. Carter, Jr.              Director                                      September 28, 1999
-----------------------------
Shelby H. Carter, Jr.

                                  SCHEDULE II
                            PERVASIVE SOFTWARE INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                (in thousands)


                                                        Additions            Deductions
                                Balance at             Charged to            Write-offs
                               Beginning of            Costs and            Charged to               Other            Balance at
     Description                 Period                Expenses             Allowance             Additions*        End of Period
------------------------     ------------------     -----------------     ------------------     -----------------  ---------------
Allowance for Doubtful
 accounts:

Year ended June 30, 1997         $     -               $   100                  $  -                   $  -              $  100
Year ended June 30, 1998             100                   200                     -                      -                 300
Year ended June 30, 1999             300                    50                    78                    257                 529

Valuation Allowance for
Deferred Tax Asset:
Year ended June 30, 1997           2,126                     -                   428                      -               1,698
Year ended June 30, 1998           1,698                     -                   462                      -               1,236
Year ended June 30, 1999           1,236                     -                   816                  4,322               4,742

* Additions allocated as part of the purchase accounting treatment of the acquisition of EveryWare Development Inc.

                           PERVASIVE SOFTWAQRE INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            Page
                                                                                                           ------
  Report of Independent Auditors............................................................................  F-2
  Consolidated Balance Sheets at June 30, 1998 and 1999.....................................................  F-3
  Consolidated Statements of Operations for each of the three years in the period ended June 30, 1999.......  F-4
  Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders'
    Equity (Deficit) for each of the three years in the period ended June 30, 1999..........................  F-5
  Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1999.......  F-6
  Notes to Consolidated Financial Statements................................................................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Pervasive Software Inc.

   We have audited the accompanying consolidated balance sheets of Pervasive Software Inc. and Subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pervasive Software Inc. and Subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                            /s/   Ernst & Young LLP


Austin, Texas
July 12, 1999

                            PERVASIVE SOFTWARE INC.


                          CONSOLIDATED BALANCE SHEETS

                                                                                                 June 30,
                                                                                     -----------------------------
                                                                                          1998             1999
                                                                                     ------------     ------------
                                                                                          (in thousands, except
                                                                                               share data)
ASSETS
Current assets:
  Cash and cash equivalents, including interest bearing investments of $15,130 in
    1998 and $17,164 in 1999...........................................................  $ 15,587          $18,126
  Marketable securities................................................................     4,943           21,777
  Trade accounts receivable, net of allowance for doubtful accounts of $300 in
    1998 and $529 in 1999..............................................................     5,304            9,352
  Inventory............................................................................       350              270
  Deferred income taxes................................................................       546            1,120
  Prepaid expenses and other current assets............................................     1,370            2,589
                                                                                        ---------        ---------
Total current assets...................................................................    28,100           53,234
Property and equipment, net............................................................     3,667            7,509
Intangible assets:
  Excess of cost over fair value of net assets acquired..............................         390           10,705
  Purchased technology...............................................................          --            1,200
  Accumulated amortization...........................................................         (13)            (770)
                                                                                        ---------        ---------
Total intangible assets..............................................................         377           11,135
Other assets.........................................................................         499              995
                                                                                        ---------        ---------
Total assets.........................................................................    $ 32,643          $72,873
                                                                                        =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable.............................................................    $  1,382          $ 2,517
  Accrued payroll and payroll related costs..........................................         966            1,403
  Other accrued expenses.............................................................       2,710            4,144
  Deferred revenue...................................................................       1,929            2,252
  Income taxes payable...............................................................       1,140            2,457
  Deferred royalty payable -- Novell.................................................         158               --
                                                                                        ---------         --------
Total current liabilities...........................................................        8,285           12,773
Deferred tax liability..............................................................           --              565
                                                                                        ---------        ---------
Total liabilities...................................................................        8,285           13,338
Minority interest in subsidiary.....................................................          379              449
Stockholders' equity:
  Common stock, $0.001 par value; Authorized--75,000,000 shares; issued and
    outstanding--13,347,724 shares in 1998 and 15,495,394 shares in 1999.............      26,270           57,869
  Accumulated other comprehensive loss...............................................        (586)            (656)
  Retained earnings (deficit)........................................................      (1,705)           1,873
                                                                                        ---------        ---------
Total stockholders' equity...........................................................      23,979           59,086
                                                                                        ---------        ---------
Total liabilities and stockholders' equity...........................................    $ 32,643          $72,873
                                                                                        =========        =========

                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year ended June 30,
                                                                         ---------------------------------------
                                                                             1997          1998         1999
                                                                         -------------  -----------  -----------
                                                                         (in thousands, except per share data)

Revenues.................................................................     $24,481      $36,700      $59,407
Costs and expenses:
  Cost of revenues and technical support ................................       3,310        5,292        8,814
  Sales and marketing....................................................      10,034       15,438       22,899
  Research and development...............................................       5,996        9,556       15,123
  General and administrative.............................................       2,886        3,057        4,851
  Amortization of excess of cost over fair value of net assets acquired..          --           13          710
  Charge for purchased research and development..........................          --           --        1,800
                                                                              -------      -------      -------
Total costs and expenses.................................................      22,226       33,356       54,197
                                                                              -------      -------      -------
Operating income.........................................................       2,255        3,344        5,210
  Interest and other income..............................................          55          573          825
                                                                              -------      -------      -------
Income before income taxes and minority interest.........................       2,310        3,917        6,035
  Provision for income taxes.............................................        (593)      (1,101)      (2,421)
  Minority interest in earnings of subsidiary, net of income taxes.......        (127)         (94)         (36)
                                                                              -------      -------      -------
Net income...............................................................     $ 1,590      $ 2,722      $ 3,578
                                                                              =======      =======      =======
Basic earnings per share.................................................       $1.90        $0.26        $0.26
                                                                              =======      =======      =======
Diluted earnings per share...............................................       $0.12        $0.18        $0.22
                                                                              =======      =======      =======

                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.


          CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

               PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             Stockholders' Equity (Deficit)
                                               -----------------------------------------------------------------------------------
                                                       Redeemable   Preferred    Common     Accumulated     Retained      Total
                                                      Convertible     Stock       Stock        Other        Earnings   Stockholders'
                                                       Preferred                           Comprehensive    (Deficit)     Equity
                                                         Stock                                  Loss                    (Deficit)

                                               ------------------------------------------------------------------------------------
                                                                              (in thousands, except share data)
Balances at June 30, 1996...........................      $ 4,026     $ 3,915    $    --        $  19       $(6,017)       $(2,083)
  Issuance of 1,389,611 shares of common
    stock pursuant to the exercise of
    Stock options...................................           --          --        205           --            --            205

    Foreign currency translation
     adjustment.....................................           --          --         --         (106)           --           (106)
    Net income......................................           --          --         --           --         1,590          1,590
                                                                                                                           -------
  Total comprehensive income........................                                                                         1,484
                                                      -----------   ---------    -------        -----       -------        -------
Balances at June 30, 1997...........................        4,026       3,915        205          (87)       (4,427)          (394)
  Conversion of 9,713,132 shares of
    preferred stock.................................       (4,026)     (3,915)     7,941           --            --          4,026
  Issuance of 2,000,000 shares of common
    stock, net of issuance costs of $1,168..........           --          --     17,432           --            --         17,432
  Issuance of 23,752 shares of common stock
    in purchase of a business......................            --          --        162           --            --            162
  Acquisition of 74,012 treasury shares,
    Cumulative treasury shares of 74,012 and
    cost of $10 at June 30, 1998...................            --          --        (10)          --            --            (10)
  Issuance of 249,699 shares of common stock
    pursuant to the exercise of stock options......            --          --        170           --            --            170
  Issuance of 43,542 shares of common stock
    pursuant to the employee stock purchase
    plan...........................................            --          --        370           --            --            370

    Foreign currency translation adjustment........            --          --         --         (499)           --           (499)
    Net income.....................................            --          --         --           --         2,722          2,722
                                                                                                                           -------
  Total comprehensive income.......................                                                                          2,223
                                                      -----------   ---------    -------        -----       -------        -------
Balances at June 30, 1998..........................            --          --     26,270         (586)       (1,705)        23,979
  Issuance of 1,894,500 shares of common
    stock, net of issuance costs of $742............           --          --     29,977           --            --         29,977
  Issuance of 33,251 shares of common stock
    in purchase of business.........................           --          --        326           --            --            326
  Value assigned to replacement options issued in
    purchase of a business..........................           --          --        269           --            --            269
  Acquisition of 31,662 treasury shares,
    Cumulative treasury shares of 105,674 and
    cost of $21 at June 30, 1999....................           --          --        (11)          --            --            (11)
  Issuance of 191,625 shares of common stock
    pursuant to the exercise of stock options.......           --          --        551           --            --            551
  Issuance of 59,956 shares of common stock
    pursuant to the employee stock purchase plan....           --          --        487           --            --            487

    Foreign currency translation adjustment.........           --          --         --          (70)           --            (70)
    Net income......................................           --          --         --           --         3,578          3,578
                                                                                                                           -------
  Total comprehensive income........................                                                                         3,508
                                                      -----------   ---------    -------        -----       -------        -------
Balances at June 30, 1999...........................      $    --     $    --    $57,869        $(656)      $ 1,873        $59,086
                                                      ===========   =========    =======        =====       =======        =======

                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year ended June 30,
                                                                            ----------------------------------------
                                                                               1997          1998           1999
                                                                            -----------  -------------  ------------
                                                                                        (in thousands)
Cash from operating activities
  Net income..............................................................     $ 1,590       $  2,722      $  3,578
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation.........................................................         749          1,429         2,401
     Amortization.........................................................          --             13           757
     Non cash compensation expense pursuant to employee stock
       purchase plan......................................................          --            469           732
     Deferred income tax benefit..........................................        (157)          (782)         (856)
     Charge for purchased research and development........................          --             --         1,800
     Other non cash items.................................................           6            110           253
     Change in current assets and liabilities:
        Increase in current assets.......................................          (16)        (3,602)       (5,077)
        Increase in accounts payable and accrued liabilities.............        2,085          2,017         2,535
        Increase (decrease) in deferred revenue..........................         (525)           662           377
                                                                               -------       --------      --------
Net cash provided by operating activities................................        3,732          3,038         6,500
Cash from investing activities
  Purchase of property and equipment.....................................       (2,161)        (2,421)       (5,742)
  Purchase of marketable securities......................................           --        (23,393)      (26,273)
  Proceeds from sale of marketable securities............................           --         18,450         9,438
  Purchase of business, net of cash acquired.............................           --           (333)      (11,867)
  Purchase of minority interest..........................................           --           (266)           --
  (Increase) decrease in other assets....................................           --            (60)           20
                                                                               -------       --------      --------
Net cash used in investing activities....................................       (2,161)        (8,023)      (34,424)
Cash from financing activities
  Proceeds from issuance of stock, net of issuance costs.................           --         17,432        30,350
  Purchase of treasury stock.............................................           --            (10)          (11)
  Payment of royalty to Novell...........................................         (370)          (570)         (158)
  Proceeds from exercise of stock options................................          205            170           551
                                                                               -------       --------      --------
Net cash provided by (used in) financing activities......................         (165)        17,022        30,732
Effect of exchange rate changes on cash and cash equivalents.............          (87)          (508)         (269)
                                                                               -------       --------      --------
Increase in cash and cash equivalents....................................        1,319         11,529         2,539
Cash and cash equivalents at beginning of year...........................        2,739          4,058        15,587
                                                                               -------       --------      --------
Cash and cash equivalents at end of year.................................      $ 4,058       $ 15,587      $ 18,126
                                                                               =======       ========      ========


                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

1.  The Company

   Pervasive Software Inc. (the "Company"), is a leading provider of application development and deployment software that dramatically simplifies the development, deployment and maintenance of Web-based and client/server applications. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

2.  Summary of Significant Accounting Policies

    Revenue Recognition

   The Company licenses its software through OEM license agreements with independent software vendors ("ISVs") and through shrink-wrap software licenses, sold through ISVs, value-added resellers ("VARs"), systems integrators and distributors. Revenues are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are generally recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to the Company. The Company generally provides telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. When material, the Company accrues the cost of providing this support. Revenue from training is recognized when the related services are performed. The Company enters into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. The Company reserves for the cost of estimated sales returns, rotation and price protection rights as well as uncollectible accounts based on experience.

The Company adopted Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, and Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition, or SOP 98-4, in fiscal 1999. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supersede SOP 91-1. The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on the Company's financial results.

In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company believes that the adoption of SOP 98-9 will not have a material effect on the Company's results of operations or financial condition.

   Software Development Costs

   Software development costs incurred by the Company in connection with its long-term development projects are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The Company has not capitalized any internal costs through June 30, 1999 related to its software development activities as such costs incurred have been insignificant.

   Advertising Costs

   The Company expenses costs of producing advertising and sales related collateral materials as incurred. Other production costs associated with direct mail programs, placement costs associated with magazine or other printed media and all direct costs associated with trade shows and other sales related events are expensed when the related direct mail is sent, advertising space is used or the event is held. These expenses in 1997, 1998 and 1999 were approximately $700,000, $700,000 and $3.0 million, respectively.

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

   Marketable Securities

   Marketable securities have been classified as available-for-sale and such designation is reevaluated as of each balance sheet date. While the Company's intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. Realized gains and losses are recorded on the specific identification method and are included in other income. Realized and unrealized gains and losses have been insignificant for all periods presented.

   All of the Company's marketable securities mature on or before June 30, 2000. All are stated at cost, which approximates fair market value as of June 30, 1998 and 1999, and consist of the following (in thousands):

                                                                        June 30,
                                                          ----------------------------------
                                                                1998               1999
                                                          ---------------    ---------------
  Marketable securities
     U.S. Government agencies.............................         $3,907            $13,827
     Municipal bonds......................................          1,036                  -
     Treasury Notes.......................................              -              3,926
     Corporate Notes......................................              -              2,004
     Medium Term Notes....................................              -              1,011
     Certificates of Deposit..............................              -              1,009
                                                                 --------           --------
        Total.............................................         $4,943            $21,777
                                                                 ========           ========

   Inventory

   Inventories, consisting primarily of finished goods, are stated at the lower of cost (first in, first out) or market. The Company utilizes the services of fulfillment houses to manufacture, store and ship inventory, and process returned product. The Company does not take title to product in inventory until the point at which the product is packaged by the fulfillment houses and is available for shipping.

   Property and Equipment

   Property and equipment are stated at cost and are being depreciated over their estimated useful lives (2 to 7 years) using the straight-line method. Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter.

   Intangible Assets

   Intangible assets are being amortized using the straight-line method over a ten year period.

   The Company periodically reviews the carrying amounts of property, plant, and equipment, indentifiable intangible assets and excess of cost over fair value of net assets acquired both purchased in the normal course of business and acquired through acquisition to determine whether current events or circumstances, as defined in Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. At this time, future cash inflows exceed future cash outflows; thus, no impairment loss has been recognized. Management reviews the valuation and amortization periods of excess of cost over fair value of net assets acquired on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of excess of cost over fair value of net assets acquired.

   Foreign Currency Transactions

   For the Company's foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in aggregate as a component of stockholders' equity. Gains and losses from foreign currency denominated transactions are included in other income (expense) and were not material in 1997, 1998 or 1999.

   Financial instruments, principally forward pricing contracts, are used by the Company from time to time in the management of its foreign currency exposures. Gains and losses on foreign currency transaction hedges are recognized in income when realized and offset the foreign exchange gains and losses on the underlying transactions. The Company does not hold or issue derivative financial instruments for trading purposes.

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

   For the year ended June 30, 1997, Distributors A and B accounted for $2,530,000 and $4,530,000, respectively, or 10% and 19%, respectively, of the Company's total revenues. For the year ended June 30, 1998,

Distributor A accounted for $3,700,000, or 10% of the Company's total revenues. For the year ended June 30, 1999, Distributor C accounted for $7,200,000, or 12% of the Company's total revenues. No other customers accounted for more than 10% of the Company's revenues during the years ended June 30, 1997, 1998 or 1999.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Stock-Based Compensation

   The Company has adopted the provisions of Financial Accounting Standards Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

   Net Income Per Share

   The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the weighted average number of common shares outstanding and the number of common equivalent shares which would be issued related to options, warrants, contingently issued shares, and convertible securities using the treasury method, unless such additional shares are anti-dilutive.

   Segments

   The Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), in fiscal 1999. The adoption of Statement 131 did not have a significant effect on the disclosure of segment information as the Company continues to consider its business activities as a single segment.

   Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("Statement 137"), which defers for one year the effective date of Statement 133. Statement 133 is now effective for all fiscal quarters of all fiscal years beginning after fiscal year 2001. Management does not anticipate that the adoption of Statement 133 will have a significant effect on the results of operations or financial position because of the Company's minimal use of derivatives.

3.  Property and Equipment

   Property and equipment consists of the following (in thousands):

                                                                                       June 30,
                                                                           ---------------------------------------
                                                                                  1998                 1999
                                                                                ---------            --------
   Computer equipment and purchased software...........................          $ 4,640             $ 8,560
   Office equipment, furniture and fixtures............................            1,461               3,477
   Leasehold improvements..............................................              407               1,217
                                                                                 -------             -------
                                                                                   6,508              13,254
   Less accumulated depreciation and amortization......................           (2,841)             (5,745)
                                                                                 -------             -------
                                                                                 $ 3,667             $ 7,509
                                                                                 =======             =======

4.  Income Taxes

   The components of income before income taxes and minority interest consist of the following (in thousands):

                                                                                        Year ended June 30,
                                                                               -------------------------------------
                                                                                  1997         1998         1999
                                                                               -----------  -----------  -----------
  Domestic income..........................................................        $1,384       $2,820      $ 7,284
  Foreign income (loss)....................................................           926        1,097       (1,249)
                                                                                   ------       ------      -------
  Income before taxes and minority interest................................        $2,310       $3,917      $ 6,035
                                                                                   ======       ======      =======

  Details of the income tax provision consist of the following (in thousands):
                                                                                       Year ended June 30,
                                                                               --------------------------------------
                                                                                   1997         1998         1999
                                                                               ----------   ----------    ---------
  Income tax provision:
     Current:
        Federal.............................................................       $  185       $  942      $ 2,008
        Foreign.............................................................          551          850        1,125
        State...............................................................           14           91          144
                                                                                   ------       ------      -------
     Total current..........................................................          750        1,883        3,277
                                                                                   ------       ------      -------
     Deferred:
        Federal.............................................................         (157)        (782)        (731)
        Foreign.............................................................            -            -         (125)
                                                                                   ------       ------      -------
     Total deferred.........................................................         (157)        (782)        (856)
                                                                                   ------       ------      -------
                                                                                   $  593       $1,101      $ 2,421
                                                                                   ======       ======      =======

   The Company's provision for income taxes differs from the expected provision amount computed by applying the statutory federal income tax rate of 34% to income before income taxes and minority interest for 1997, 1998 and 1999 as a result of the following (in thousands):

                                                                                        Year ended June 30,
                                                                               -------------------------------------
                                                                                   1997         1998         1999
                                                                               ------------  -----------  ----------
  Computed at statutory rate of 34%.......................................           $ 785       $1,332      $2,052
  Effect of foreign operations............................................             236          266         441
  State income taxes, net of federal benefit..............................              14           60          94
  Tax exempt interest.....................................................              --          (63)        (91)
  Research tax credit.....................................................              --          (40)        (72)
  Future benefits not currently recognized................................            (428)        (462)       (816)
  Non-deductible charges and amortization related to acquisitions.........              --           --         865
   Other..................................................................             (14)           8         (52)
                                                                                     -----       ------      ------
                                                                                     $ 593       $1,101      $2,421
                                                                                     =====       ======      ======

   The components of deferred income taxes at June 30, 1998 and 1999 are as follows (in thousands):


                                                                                             June 30,
                                                                               -------------------------------------
                                                                                      1998               1999
                                                                               ------------------  -----------------
  Deferred tax assets:
     Purchased technology, net...............................................            $   747            $   690
     Canadian net operating loss carryforwards...............................                 --              3,727
     Canadian capitalized research and development
       carryforwards.........................................................                 --                595
     Accrued expenses not deductible for tax purposes........................                789                968
     Revenue deferred for financial purposes.................................                483                390
     Other...................................................................                156                132
                                                                                         -------            -------
  Total deferred tax assets..................................................              2,175              6,502
  Valuation allowance for deferred tax assets................................             (1,236)            (4,742)
  Deferred tax liabilities:
     Purchased software technology, net......................................                 --               (484)
     Other...................................................................                 --                (81)
                                                                                         -------            -------
  Total deferred tax liabilities.............................................                 --               (565)
                                                                                         -------            -------
  Net deferred tax assets....................................................            $   939            $ 1,195
                                                                                         =======            =======

   At June 30, 1999, the Company's Canadian subsidiary, EveryWare, had Canadian Federal and Provincial net operating loss carryforwards ("NOL") of approximately $8.6 million and capitalized research and development cost carryforwards of approximately $1.4 million. Unless utilized, the NOLs will expire in varying amounts between fiscal 2000 and fiscal 2005. The capitalized research and development cost may be carried forward without limitation.

   During the year ended June 30, 1999, the valuation allowance was increased by $4.3 million due to the Canadian tax carryforwards, and decreased by $816,000 primarily due to additional carryback potential of domestic deferred tax assets. Due to the history of losses of the Company's Canadian subsidiary, a full valuation allowance was recorded against the Canadian deferred tax assets. When realized, the tax benefit for the Canadian deferred tax assets will be applied to reduce goodwill and then other non-current intangible assets of the acquired entity. In addition, management believes that, based on a number of factors, it is more likely than not that a portion of the Company's domestic deferred tax assets may not be realized. These factors include the recent increases in expense levels to support the Company's growth, the potential impact of anticipated deductions due to exercise of employee stock options on deferred tax assets with limited carryforward periods and the fact that the Company operates in an intensely competitive market subject to rapid change. Accordingly, a valuation allowance has been recorded against the Company's domestic deferred tax assets to the extent the potential benefit from carryback or carryover of deferred items to offset taxable income in the current year, prior years or the next succeeding year.

5.  Employee Benefits

   The Company's employees are offered health coverage under a partially self-funded plan in which the Company purchases specific stop-loss insurance coverage at $50,000 per year, per employee. The Company has also purchased an aggregate stop-loss insurance coverage to limit its maximum annual exposure to claims funded. Based on the policy census at June 30, 1999, such maximum annual exposure for the policy year ending December 31, 1999 is approximately $890,000. The Company pays a fixed fee per covered individual for administrative costs of the administrator and the cost of the stop-loss insurance purchased on the Company's behalf. The Company contributes 100% toward the cost to insure each employee and 75% toward the cost to insure dependents for which coverage is requested by the employee. Expenses for the partially self-funded plan including premiums and claims funded for the years ended June 30, 1997, 1998 and 1999 were approximately $311,000, $508,000, and $902,000 respectively.

   The Company has a 401(k) retirement plan which is available to all domestic, full-time employees. The Company's expenses related to the plan were not significant in the years ended June 30, 1997, 1998 or 1999.

6.  Common Stock and Stock Options

   On September 25, 1997 the Company completed an initial public offering in which the Company sold 2,000,000 shares of common stock for net proceeds to the Company of $17.4 million, after deducting the underwriters' discount and other costs of the offering.

   On March 18, 1999, the Company completed a secondary public offering in which the Company sold 1,500,000 shares of its common stock for net proceeds of $23.6 million, after deducting expenses of the offering. In addition, certain of our stockholders sold 1,130,000 shares in the offering. In April 1999, the Company sold an additional 394,500 shares of common stock for net proceeds of $6.4 million upon the exercise of an option granted to the underwriters of the offering to cover over-allotments.

   The Company's 1997 Employee Stock Purchase Plan (the "1997 Purchase Plan") was adopted by the Board of Directors in July 1997 and approved by the stockholders in August 1997. A total of 1,000,000 shares of common stock has been reserved for issuance under the 1997 Purchase Plan. The 1997 Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and has consecutive and overlapping twenty-four month offering periods that begin every six months. The 1997 Purchase Plan commenced after the completion of the initial public offering. Each twenty-four month offering period includes four six-month purchase periods, during which payroll deductions are accumulated and at the end of which, shares of common stock are purchased with a participant's accumulated payroll deductions. The 1997 Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 250 shares per purchase period, 500 shares in the initial purchase period ended April 30, 1998. The price of common stock to be purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. In fiscal 1999, a total of 59,956 shares of common stock were issued under the 1997 Purchase Plan - 29,521 shares at a price of $8.18 per share and 30,435 shares at a price of $8.08 per share. In fiscal 1998, 43,542 shares of common stock at a price of $8.50 per share were issued under the Plan. Shares available for purchase under the 1997 Purchase Plan were 456,458 and 896,502 at June 30, 1998 and 1999, respectively. The Company recorded non-cash compensation expense totaling approximately $469,000 and $732,000 during 1998 and 1999, respectively related to employee withholdings under the 1997 Purchase Plan.

   The Company's 1997 Stock Incentive Plan (the 1997 Plan) was adopted by the Board of Directors on May 22, 1997, and approved by the stockholders on August 12, 1997, as the successor to the First Amended and Restated 1994 Incentive Plan (the 1994 Plan). Outstanding options under the 1994 Plan have been incorporated into the 1997 Plan and no further option grants will be made under the 1994 Plan. The incorporated options will continue to be governed by their existing terms, unless the Plan Administrator elects to extend one or more features of the 1997 Plan to those options.

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

   The Company's EveryWare Replacement Option Plan (the EW Plan) was adopted by the Board of Directors on September 25, 1998 to be effective on consummation of the acquisition of EveryWare Development Inc. The purpose of the EW Plan was to replace options granted by EveryWare with Pervasive Software nonqualified stock options ("Replacement Options"). Options under the EW Plan for purchase of 45,404 shares of common stock of the Company were granted to EveryWare employees who were continuing employment with Pervasive Software. Options granted to EveryWare employees under the EW Plan vest in varying amounts over a twenty-six month period and have exercise prices ranging from $2.87 to $18.85 per share. Nonqualified stock options may be granted to employees, independent contractors and consultants of the Company. The exercise price for nonqualified stock options shall be determined by the Plan administrator. The vesting period for Replacement Options under the EW Plan is generally a two-year period. The Company does not intend to grant any additional Replacement Options under the EW Plan.

   A summary of changes in common stock options during the year ended June 30, 1997, 1998 and 1999 is as follows:

                                                                                                          Weighted
                                                                     Shares        Range of Exercise       Average
                                                                ----------------        Prices            Exercise
                                                                                  -------------------       Price
                                                                                                       ---------------
Options outstanding, June 30, 1996                                    2,790,976         $.10 -   0.13           $ 0.11
  Granted                                                             1,094,018         $.13 -   4.60           $ 1.17
  Exercised                                                          (1,389,611)        $.10 -   2.00           $ 0.15
  Surrendered                                                          (235,686)        $.10 -   2.00           $ 0.15
                                                                     ----------         -------------           ------
Options outstanding, June 30, 1997                                    2,259,697         $.10 -   4.60           $ 0.59
  Granted                                                               726,400         $6.00 - 13.88           $ 8.09
  Exercised                                                            (249,699)        $.10 -   3.60           $ 0.72
  Surrendered                                                          (177,599)        $0.10 - 10.63           $ 1.86
                                                                     ----------         -------------           ------
Options outstanding, June 30, 1998                                    2,558,799         $0.10 - 13.88           $ 1.68
  Granted                                                             1,572,604         $2.87 - 24.88           $13.51
  Exercised                                                            (191,625)        $0.10 - 13.88           $ 2.85
  Surrendered                                                          (336,750)        $0.13 - 16.75           $ 8.31
                                                                     ----------         -------------           ------
Options outstanding, June 30, 1999                                    3,603,028         $0.10 - 24.88           $ 7.03
                                                                     ==========         =============           ======

   The following is additional information relating to options outstanding at June 30, 1999:

                                              Options Outstanding                               Options Exercisable
                         ------------------------------------------------------------    --------------------------------
                                               Weighted-Average
        Range of                                  Remaining                                                  Weighted
-------------------------     Number of        Contractual Life     Weighted Average        Number of        Average
     Exercise Price            Options            of Options         Exercise Price          Options      Exercise Price
-------------------------  ---------------  ----------------------  -----------------      ------------  ----------------
       $0.10  to  $0.30          1,443,842                5.82             $ 0.10           1,443,842            $ 0.10
       $0.60  to  $0.90             67,200                7.45             $ 0.71              67,200            $ 0.71
       $2.00  to  $5.58            125,374                8.09             $ 3.37              96,842            $ 3.36
       $6.00  to  $9.81            817,162                8.84             $ 8.66              78,550            $ 7.65
       $10.63  to  $13.88          363,750                8.87             $12.07              49,431            $12.32
       $14.75  to  $24.88          785,700                9.77             $16.85                   -            $    -
-------------------------        ---------                ----             ------           ---------            ------
       $0.10  to  $24.88         3,603,028                7.78         0.10 to $16.85       1,735,865      $ 0.10 to 12.32
=========================        =========                ====         ==============       =========      ================

   Of the options exercised, 168,500 shares remain unvested at June 30, 1999 and may be repurchased by the Company at the option's exercise price and recorded as treasury stock should vesting requirements not be fulfilled. There were 1,735,865 options exercisable at a weighted average exercise price of $1.00 as of June 30, 1999. At June 30, 1999, 3,820,166 shares of common stock were reserved for exercise of stock options. As part of the Company's 1997 Plan, the number of shares of common stock available for issuance automatically increases on

July 1 each calendar year beginning July 1, 1998 and ending July 1, 2000, by an amount equal to five percent (5%) of the shares of common stock and common stock equivalents outstanding on the trading day immediately preceding July 1, with a maximum annual increase of 1,000,000 shares.

   Pro forma compensation expense regarding net income and earnings per share is required by Statement 123, which also requires the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995, under the fair value method prescribed by Statement 123. During fiscal 1998 and 1999, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and during fiscal 1997, the fair value of each option grant was estimated using the minimum value model, with the following weighted average assumptions:

                                                                                                         Employee Stock
                                                                   Employee Stock Options                Purchase Plan
                                                          -----------------------------------------  ----------------------
                                                              1997          1998           1999         1998        1999
                                                          ------------  -------------  ------------  ----------  ----------
Risk free interest rate.................................         6.49%          5.80%         5.12%       5.46%       4.89%
Dividend yield..........................................         0.00%          0.00%         0.00%       0.00%       0.00%
Volatility factor.......................................           --          0.582         0.945       0.582       0.945
Weighted average expected life of options (in years)....            4              4             4         0.5         0.5


   For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options' vesting periods and stock purchased under the 1997 Employee Stock Purchase Plan is amortized over the six month purchase period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                                          1997         1998          1999
                                                                       -----------  -----------  ------------
Pro forma stock based compensation expense...........................       $   12       $  387        $3,220
Pro forma net income.................................................       $1,578       $2,335        $  358
Pro forma basic earnings per share...................................       $ 1.89       $ 0.22        $ 0.03
Pro forma diluted earnings per share.................................       $ 0.12       $ 0.16        $ 0.02
Weighted average grant date fair value...............................       $ 0.22       $ 4.39        $ 9.43

7.  Preferred Stock

   On September 25, 1997, the effective date of the Company's initial public offering, all of the outstanding preferred stock was converted into 9,713,132 shares of common stock. In addition, the Company's Certificate of Incorporation was amended authorizing the Board of Directors to issue preferred stock ("new preferred stock") in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. At June 30, 1999, the Company had not issued any new preferred stock.

8. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                         Year Ended June 30,
                                                                                 -----------------------------------
                                                                                    1997         1998        1999
                                                                                 -----------  ----------  ----------
Numerator:
     Net income ...................................................................  $ 1,590     $ 2,722     $ 3,578
                                                                                     =======     =======     =======
Denominator:
  Denominator for basic earnings per share--weighted average shares................      835      10,468      13,960
  Effect of dilutive securities:
     Convertible preferred shares..................................................    9,713       2,315           -
     Employee stock options........................................................    2,532       1,958       2,038
                                                                                     -------     -------     -------
     Potentially dilutive common shares ...........................................   12,245       4,273       2,038
                                                                                     -------     -------     -------
  Denominator for diluted earnings per share--
    adjusted weighted average shares and assumed conversions......................    13,080      14,741      15,998
                                                                                     =======     =======     =======
Basic earnings per share..........................................................   $  1.90     $  0.26     $  0.26
                                                                                     =======     =======     =======
Diluted earnings per share........................................................   $  0.12     $  0.18     $  0.22
                                                                                     =======     =======     =======

9.  Investment in Pervasive Software Co., Ltd.

   In May 1995, the Company acquired a 65.5% controlling interest in a newly formed entity, Pervasive Software Co., Ltd. ("Pervasive Japan", formerly known as Btrieve Technologies Japan, Ltd.). Pervasive Japan was formed for the purpose of localization, support and marketing in Japan of the Company's ultra light database products for packaged client/server applications.

   On February 10, 1998, the Company acquired an additional 15% ownership interest in Pervasive Japan by acquiring stock held by minority shareholders for approximately $266,000 in cash, which approximated its proportionate share of book value. The acquisition was accounted for under the purchase method. After the acquisition, the Company holds 80.5% of the outstanding stock of Pervasive Japan. Pervasive Japan's net assets before elimination of intercompany balances at June 30, 1998 and 1999 were approximately $1,900,000, and $2,500,000 respectively. Pervasive Japan had entered into various operating agreements with certain of its former minority shareholders in which these certain shareholders provide localization, pre- and post-sales support, management and marketing services. Expenses related to these agreements during the period in which the related entity was a minority shareholder were approximately $616,000 and $326,000 in 1997 and 1998, respectively. One of the former minority shareholders is also a distributor for Pervasive Japan. Sales to this distributor during the period in which the related entity was a minority shareholder were approximately $2,530,000 and $1,800,000 in 1997 and 1998, respectively.

10.  Business Combinations

   On February 13, 1998, the Company acquired Smithware, Inc. ("Smithware") a developer of database development and reporting components for Pervasive products. The Company acquired Smithware for approximately $390,000 consisting of $170,000 in cash, 23,752 shares of common stock of the Company valued at $160,000 and acquisition costs of $60,000, plus up to an additional $80,000 of cash and 47,502 shares of stock payable upon achievement of certain milestones in the future. The Company issued 33,251 shares of common stock valued at $326,000 relating to milestones achieved in fiscal 1999. In conjunction with the acquisition, the Company repaid Smithware's outstanding debts of approximately $110,000. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of Smithware have been included in the consolidated financial statements from the date of the acquisition. The acquisition did not have a material effect on operations. The excess of purchase price over the fair value of the net assets ($784,000) was recorded as goodwill, is being amortized over a ten year period and will be increased by any consideration paid upon achievement of certain milestones in the future. As of June 30, 1999, accumulated amortization of goodwill related to the Smithware acquisition was approximately $80,000.

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

   The acquisition has been accounted for under the purchase method and, accordingly, the operating results of EveryWare have been included in the consolidated financial statements since the date of acquisition. The net assets acquired were recorded at their estimated fair values at the effective date of the acquisition. The following table presents the allocation of the purchase price (in thousands):

     Software technology                                                   $ 1,200
     Purchased research and development                                      1,800
     Excess of cost over fair value of net assets acquired                   9,761
     Deferred tax adjustment related to intangible assets acquired            (600)
     Net fair value of tangible assets acquired and liabilities assumed       (351)
                                                                           -------
                                                                           $11,810
                                                                           =======

   Valuation of the intangible assets acquired were determined by an independent third-party appraisal company and consisted of purchased research and development, software technology, and excess of fair value of net assets acquired. The amount related to purchased research and development, as determined by the independent third party appraisal company, was $1.8 million and was charged against income in the quarter ended December 31, 1998 because the underlying research and development projects had not yet reached technological feasibility and had no alternative future uses. The excess of costs over fair value of net assets acquired is amortized over a ten year period. As of June 30, 1999, accumulated amortization of goodwill related to the EveryWare acquisition was $690,000.

   Pro forma results of operations for the years ended June 30, 1998 and 1999 are presented below for illustrative purposes, as if the acquisition of EveryWare had occurred as of the beginning of the fiscal year for each of the periods presented.

                                                                                           Year ended June 30,
                                                                                       ---------------------------
                                                                                           1998            1999
                                                                                       ------------      ---------
  Revenues.........................................................................        $41,869         $60,550
  Operating income (loss)..........................................................         (1,021)          4,792
  Net income (loss)................................................................         (2,028)          3,013
  Basic earnings (loss) per share..................................................        $ (0.19)        $  0.22
  Diluted earnings per share.......................................................        $    -          $  0.19


11.  Line of Credit

   At June 30, 1999, the Company has a $10,000,000 revolving line of credit with a bank, but at no time has borrowed under such line. Borrowings under the line of credit would be collateralized by substantially all accounts receivable, inventory and equipment and bears interest at the bank's prime lending rate or LIBOR rate at the Company's option. The revolving line of credit will expire on September 30, 1999.

12.  Commitments and Contingencies

   The Company leases its headquarters and remote office space and, in some cases, is obligated for its proportionate share of utilities and other defined operating expenses of the related building. Office rent expense for our domestic and international offices for the year ended June 30, 1997, 1998 and 1999, was approximately $573,000, 1,204,000, and $2,359,000 respectively.

   The Company moved its headquarters from a facility of approximately 46,000 square feet to a new facility of approximately 70,000 square feet in the second quarter of fiscal 1999. The new facility provides additional space and expansion options and renewal options to accommodate future growth at rental rates per square foot consistent with the previous facility. Future minimum lease payments at June 30, 1999, under the operating leases for worldwide office space, net of minimum sublease rent payments of approximately $409,000 through December 2000, are as follows (in thousands):

  2000................................................................      $ 2,216
  2001................................................................        2,046
  2002................................................................        1,612
  2003................................................................        1,528
  2004................................................................        1,485
  Thereafter..........................................................        6,953
                                                                            -------
                                                                            $15,840
                                                                            =======

   The Company has entered into licensing agreements with certain vendors related to technology included, or to be included, with our internally developed products. Future minimum license payments under these agreements are $2.2 million, $700,000 and $700,000 for the years ended June 30, 2000, 2001 and 2002, respectively. These license agreements provide for continued use of the technologies on a perpetual basis or for fixed periods of time.

13.  General Litigation

   The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position and results of operations.

14.  Foreign Currency Swap Agreement

   The Company has entered into foreign currency swap contracts to minimize foreign exchange exposure related to yen-denominated intercompany transactions. At June 30, 1999, the Company had no foreign currency contracts outstanding. At June 30, 1998, the Company had two offsetting foreign currency contracts outstanding with a notional amount of approximately $224,000 and maturing in March 1999. Gains and losses on currency swaps were not material to the consolidated financial statements as of June 30, 1997, 1998 and 1999.

Segments of Business and Geographic Area Information

   The Company is engaged in the design, development and marketing of ultra light database products for packaged client/server applications. The Company considers its business activities to constitute a single segment of business.

   A summary of the Company's operations by geographic area follows:

                                                                                     Year ended June 30,
                                                                          ------------------------------------------
                                                                              1997           1998           1999
                                                                          ------------  --------------  ------------
Revenue:
  North America.........................................................       $16,135        $22,476       $33,925
  Europe (all originating from U.S.)....................................         4,693          9,293        16,072
  Japan  ...............................................................         2,863          3,877         7,890
  Rest of World (all originating from U.S.).............................           790          1,054         1,520
                                                                               -------        -------       -------
     Total..............................................................       $24,481        $36,700       $59,407
                                                                               =======        =======       =======
Operating income (loss)(A):
  North America.........................................................       $   361        $(1,279)      $(4,194)
  Europe (inclusive of revenue originating from U.S.)...................         1,131          3,765         8,572
  Japan.................................................................           763            858           832
                                                                               -------        -------       -------
     Total..............................................................       $ 2,255        $ 3,344       $ 5,210
                                                                               =======        =======       =======
Identifiable assets:
  North America.........................................................       $ 6,644        $29,253       $66,889
  Europe................................................................           810            620         1,362
  Japan.................................................................         2,991          2,770         4,622
                                                                               -------        -------       -------
     Total..............................................................       $10,445        $32,643       $72,873
                                                                               =======        =======       =======

(A) Operating income for Europe does not include any allocation of marketing, product development, technical support and administrative costs incurred in the United States.

16.    Statements of Cash Flows

   The increase in current assets reflected in the consolidated statements of cash flows is comprised of the following (in thousands):

                                                                                      Year ended June 30,
                                                                          -------------------------------------------
                                                                              1997            1998           1999
                                                                          -------------  --------------  ------------
  Increase in trade accounts receivable...............................           $(259)        $(2,550)      $(3,773)
  Decrease (increase) in inventory....................................             (19)           (234)           94
  Decrease (increase) in prepaid expenses and other...................             262            (818)       (1,398)
                                                                                 -----         -------       -------
                                                                                 $ (16)        $(3,602)      $(5,077)
                                                                                 =====         =======       =======

   The increase in accounts payable and accrued liabilities reflected in the consolidated statements of cash flows is comprised of the following (in thousands):

                                                                                     Year ended June 30,
                                                                          -----------------------------------------
                                                                              1997          1998           1999
                                                                          ------------  -------------  ------------
  Increase in trade accounts payable.....................................       $  342         $  289       $  986
  Increase (decrease) in accrued payroll and payroll related costs.......           57            362         (295)
  Increase in income taxes refundable/payable............................          301            906        1,101
  Increase in accrued expenses...........................................        1,385            460          761
                                                                                ------         ------       ------
                                                                                $2,085         $2,017       $2,553
                                                                                ======         ======       ======
  Supplemental disclosures:
     Interest paid during the year........................................      $   --         $   --  $      --
                                                                                ======         ======  ===========
     Income taxes paid during the year:
        Domestic..........................................................      $  376         $  426       $1,185
                                                                                ======         ======       ======
        Foreign...........................................................      $   --         $  271       $  793
                                                                                ======         ======       ======
     Noncash activities:
        Issuance of common stock and options in purchase
        of business.......................................................      $   --         $  160       $  595
                                                                                ======         ======       ======
