Form 10-Q
period 1999-09-30
PERVASIVE SOFTWARE INC
filed 1999-11-15
CIK 1042821

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -----------------------------------------

                                   FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999
                                      OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES
                             EXCHANGE ACT OF 1934


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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                              (1)  Yes       [x]              No ________
                                           -------
                              (2)  Yes       [x]              No ________
                                           -------


  As of November 12, 1999 there were 15,611,510 shares of the Registrant's common stock outstanding.

                            PERVASIVE SOFTWARE INC.

                                   FORM 10-Q

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----
Item 1.  Financial Statements.................................................................     3

         Condensed Consolidated Balance Sheets at September 30, 1999 and June 30, 1999 .......     3

         Condensed Consolidated Statements of Operations for the three months ended
         September 30, 1999 and 1998..........................................................     4

         Condensed Consolidated Statements of Cash Flows for the three months ended
         September 30, 1999 and 1998..........................................................     5

         Notes to Condensed Consolidated Financial Statements ................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations .......................................................................     8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................    15

PART II. OTHER INFORMATION....................................................................    27

Item 1.  Legal Proceedings....................................................................    27

Item 6.  Exhibits and Reports on Form 8-K.....................................................    27

SIGNATURES....................................................................................    28

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                            Pervasive Software Inc.

                     Condensed Consolidated Balance Sheets

                                 (in thousands)



                                                                              September 30,              June 30,
                                                                                   1999                    1999
                                                                           ---------------         --------------
                                                                               (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                                   $15,978                  $18,126
     Marketable securities                                                        22,480                   21,777
     Trade accounts receivable, net                                               10,060                    9,352
     Prepaid expenses and other current assets                                     4,721                    3,979
                                                                           -------------           --------------
Total current assets                                                              53,239                   53,234
Property and equipment, net                                                        7,887                    7,509
Purchased technology and excess of cost over fair value
     of net assets acquired, net                                                  10,850                   11,135

Other assets                                                                       1,304                      995
                                                                           -------------           --------------
Total assets                                                                     $73,280                  $72,873
                                                                           =============           ==============

Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                                                      $ 2,809                  $ 2,517
     Accrued payroll and payroll related costs                                     1,255                    1,403
     Other accrued expenses                                                        3,087                    4,144
     Deferred revenues                                                             1,527                    2,252
     Income taxes payable                                                          1,694                    2,457
                                                                           -------------           --------------
Total current liabilities                                                         10,372                   12,773
Deferred tax liability                                                               565                      565
                                                                           -------------           --------------
Total liabilities                                                                 10,937                   13,338
Minority interest in subsidiary                                                      545                      449


Stockholders' equity:
     Common stock                                                                 58,571                   57,869
     Retained earnings                                                             3,227                    1,217
                                                                           -------------           --------------
Total stockholders' equity                                                        61,798                   59,086
                                                                           -------------           --------------
Total liabilities and stockholders' equity                                       $73,280                  $72,873
                                                                           =============           ==============


                            See accompanying notes.

                            Pervasive Software Inc.

                  Condensed Consolidated Statements of Operations

                       (in thousands, except per share data)

                                   (Unaudited)



                                                                                           Three months ended
                                                                                               September 30,
                                                                                         1999                  1998
                                                                                 --------------        --------------
Revenues                                                                                $16,702               $11,776
   Costs and expenses:
   Cost of revenues and technical support                                                 2,578                 1,620
   Sales and marketing                                                                    6,471                 4,979
   Research and development                                                               4,304                 2,960
   General and administrative                                                             1,138                 1,025
   Amortization of excess of cost over fair value of net assets
     acquired                                                                               286                    16
                                                                                 --------------        --------------
Total costs and expenses                                                                 14,777                10,600
                                                                                 --------------        --------------
Operating income                                                                          1,925                 1,176

   Interest and other income, net                                                           491                   218
                                                                                 --------------        --------------
Income before income taxes and minority interest                                          2,416                 1,394

   Provision for income taxes                                                              (846)                 (426)
   Minority interest in (earnings) loss of subsidiary, net of tax                           (23)                   14
                                                                                 --------------        --------------
Net income                                                                              $ 1,547               $   982
                                                                                 ==============        ==============

Basic earnings per share                                                                $  0.10               $  0.07
                                                                                 ==============        ==============
Diluted earnings per share                                                              $  0.09               $  0.06
                                                                                 ==============        ==============


                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)


                                                                                                    Three months ended
                                                                                                        September 30,
                                                                                         ------------------------------------
                                                                                                1999                    1998
                                                                                         ------------            ------------
Cash from operating activities
  Net income                                                                              $      1,547             $       982
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                1,077                     470
    Non cash compensation expense pursuant to employee stock purchase plan                         182                     168
    Other non cash items                                                                          (204)                    150
    Change in current assets and liabilities:
      Increase in trade accounts receivable                                                       (429)                   (741)
      Increase in prepaid expenses and other current assets                                       (802)                   (516)
      Increase (decrease) in accounts payable and accrued liabilities                             (985)                    499
      Increase (decrease) in deferred revenue                                                     (401)                    320
      Decrease in income taxes payable                                                            (678)                   (248)
                                                                                         -------------           -------------
Net cash provided (used) by operating activities                                                  (693)                  1,084

Cash from investing activities
  Purchase of property and equipment                                                            (1,168)                 (1,087)
  Purchase of marketable securities, net                                                          (703)                   (554)
  Purchase of businesses, net of cash acquired                                                     (11)                      -
  Increase in other assets                                                                         (17)                    (78)
                                                                                         -------------           -------------
Net cash used in investing activities                                                           (1,899)                 (1,719)

Cash from financing activities
  Payment of royalty to Novell                                                                       -                    (158)
  Proceeds from issuance of stock, net of issuance costs                                           453                      28
                                                                                         -------------           -------------
Net cash provided (used) by financing activities                                                   453                    (130)

Effect of exchange rate on cash and cash equivalents                                                (9)                   (116)
                                                                                         -------------           -------------

Decrease in cash and cash equivalents                                                           (2,148)                   (881)

Cash and cash equivalents at beginning of period                                                18,126                  15,587
                                                                                         -------------           -------------
Cash and cash equivalents at end of period                                                $     15,978             $    14,706
                                                                                         =============           =============

                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999


1.  General and Basis of Financial Statements

  The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the "Company" or "Pervasive"). All material intercompany accounts and transactions have been eliminated in consolidation.

  The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended June 30, 1999, which are contained in the Company's Annual Report filed on Form 10-K on September 28, 1999 (File No. 333-71955). The results of operations for the three month periods ended September 30, 1999 and 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2.  Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                                      Three months ended
                                                                                                         September 30,
                                                                                                    ------------------------
                                                                                                      1999            1998
                                                                                                    --------        --------
Numerator:
   Net income..................................................................                     $  1,547         $   982
                                                                                                    ========         =======
Denominator:

 Denominator for basic earnings per share -  weighted average
   shares......................................................................                       15,544          13,378

 Effect of dilutive securities:
  Employee stock options.......................................................                        2,463           1,850
                                                                                                    ========         =======
  Potentially dilutive common shares                                                                   2,463           1,850
                                                                                                    ========         =======
 Denominator for diluted earnings per share -
   adjusted weighted average shares and assumed conversions....................                       18,007          15,228
                                                                                                    ========         =======
Basic earnings per share.......................................................                     $   0.10         $  0.07
                                                                                                    ========         =======
Diluted earnings per share.....................................................                     $   0.09         $  0.06
                                                                                                    ========         =======

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3. Comprehensive Income

   The components of comprehensive income are as follows:

                                                                               Three months ended
                                                                                  September 30,
                                                                              1999            1998
                                                                            ---------       ---------
     Net income...................................................          $   1,547       $     982

     Foreign currency translation adjustments.....................                471             184
                                                                            ---------       ---------
     Comprehensive income.........................................          $   2,018       $   1,166
                                                                            =========       =========


4.  Recent Accounting Pronouncements


    In December 1998, the AICPA issued Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning March 15, 1999. We adopted SOP 98-9 in fiscal year 2000. The effect of such adoption was not significant.

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

5.  Contingencies

    A class action complaint was filed on November 4, 1999 in the U.S. District Court for the Western District of Texas against the Company and certain of its officers and directors. The complaint alleges that the Company and certain of its officers and directors violated certain provisions of the federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934, by making false statements, failing to disclose material information and taking other actions intending to artificially inflate and maintain the market price of the Company's common stock during the Class Period of July 15, 1999 and October 21, 1999. While the proceeding is at a very early stage, the Company believes the suit is without merit and intends to defend itself vigorously.

6.  Subsequent Event

    On October 29, 1999, the Company acquired an additional 19.5% ownership interest in Pervasive Software Japan by purchasing stock held by a minority shareholder for $750,000 in cash. The acquisition was accounted for under the purchase method and, accordingly the excess of purchase price over the fair market value of net assets acquired ($160,000) was recorded as goodwill and will be amortized over a ten year period. After the acquisition, the Company holds 100% of the outstanding stock of Pervasive Japan.

PERVASIVE SOFTWARE INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The statements contained in this Report on Form 10-Q that are not purely historical statements are forward looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any forward looking statements after the date of this filing on Form 10-Q to conform these statements with actual results. See "Risk Factors that May Affect Future Results," and the factors and risks discussed in the Company's Annual Report on Form 10-K filed on September 28, 1999 (File No. 333-71955) and other reports filed from time to time with the Securities and Exchange Commission.

Overview

   Pervasive Software Inc. is a leading provider of application development and deployment software that dramatically simplifies the development, deployment and maintenance of Web-based and client/server applications. Our comprehensive, integrated suite of software products includes development and deployment products and high performance zero administration databases. Combined, these products offer a unique solution that simplifies the development, deployment and maintenance of Web-based and client/server applications and lowers the cost of ownership of Web-based and client/server distributed computing environments. Our business model leverages a channel of software developers, application service providers, Web and systems integrators, and value-added resellers around the world.

   We derive our revenues primarily from shrink-wrap licenses through independent software vendors, value-added resellers and distributors and through OEM license agreements with independent software vendors. Shrink-wrap license fees are variable and based generally on user count, or in the case of Tango, the customer's volume requirements and the number of application servers. Our OEM licensing program offers independent software vendors volume discounts and specialized technical support, training and consulting in exchange for integrating our products in packaged applications and paying us a royalty based on sales of the applications. Additionally, we generate revenues from version upgrades, user count upgrades, and from upgrades to client/server environments from single-user workstation or workgroup environments.

   We generally recognize revenues from software licenses when persuasive evidence of an arrangement exists, the software has been delivered, the fee is fixed or determinable and collectibility is probable. We generally recognize revenues related to agreements involving nonrefundable fixed minimum license fees when we deliver the product master or first copy if no significant vendor obligations remain. We recognize per copy royalties in excess of a fixed minimum amount as revenues when such amounts are reported to us. We generally operate with virtually no order backlog because our software products are shipped shortly after orders are received. This makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. We enter into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. We reserve for estimated sales returns, stock rotation and price protection rights, as well as for uncollectable accounts based on experience.

   Historically, we have derived substantially all of our revenues from our Pervasive.SQL and Btrieve data management products. On June 30, 1999, we discontinued general availability of our Btrieve products to consolidate our development, marketing and technical support resources behind our current Tango and Pervasive.SQL products. Accordingly, we expect that our revenue from the license of Tango and Pervasive.SQL will account for substantially all of our revenues for the foreseeable future as revenue from the license of Btrieve will decline substantially over time. Our future operating results will depend upon continued market acceptance of Pervasive.SQL, our ability to develop and market our Tango products, and the expenses associated with these efforts. Pervasive.SQL may not achieve continued market acceptance, and Tango may not achieve market acceptance at all. Any decrease in demand or market acceptance for our Pervasive.SQL product, and the failure of Tango to achieve market acceptance, would have a damaging effect on our business, operating results and financial condition.

   In October 1999, we announced a major initiative to significantly increase sales and marketing and development expenses over the next four quarters to capitalize on the anticipated growth in the market for e-business and mobile computing applications. The sales and marketing initiatives include significant incremental spending on programs and activities intended to attract and recruit Web application developers and Web integrators who design and deploy e-business applications and to increase brand awareness. The increased development expenses are intended to accelerate delivery of new features to our Tango 2000 and Pervasive.SQL 2000 products to support deployment of e-business applications across popular client and server environments, including the emerging market for mobile and wireless handheld devices. We anticipate that we may incur operating losses as a result of the increased expenses related to these initiatives. We cannot be certain that these initiatives or future initiatives will successfully generate license revenue from our Tango and Pervasive.SQL products.

   In December 1998, we granted Novell, Inc., a non-exclusive, perpetual, irrevocable license to reproduce and distribute a two-user version of Pervasive.SQL for distribution in combination with other products distributed by Novell. Novell is currently distributing our two-user version in a service release. We believe Novell may begin general distribution in December 1999, although we cannot be certain whether or when Novell will begin general distribution. We will not receive any royalties directly from Novell related to the agreement. We do believe, however, that we may receive fees in the future by licensing multi-user upgrades to end users of some of the two-user versions distributed by Novell.

Results of Operations

     The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

                                                                                Three months ended
                                                                                   September 30,
                                                                              ---------------------
                                                                                1999           1998
                                                                              ------        -------
     Revenues..........................................................          100%           100%
     Costs and expenses:
          Cost of revenues and technical support.......................           15             14
          Sales and marketing..........................................           39             42
          Research and development.....................................           26             25
          General and administrative...................................            7              9
          Amortization of excess of cost over fair value
          of net assets acquired.......................................            2             --
                                                                              ------        -------
     Total costs and expenses..........................................           89             90
                                                                              ------        -------
     Operating income..................................................           11             10
          Interest and other income....................................            3              2
                                                                              ------        -------
     Income before income taxes and minority interest..................           14             12
          Provision for income taxes...................................           (5)            (4)
          Minority interest in earnings of subsidiary..................           --             --
                                                                              ------        -------
     Net income........................................................            9%             8%
                                                                              ======        =======

   Supplemental disclosures:

   Operating income, excluding certain charges*........................           13%            10%
                                                                              ------        -------
   Net income, excluding certain charges*..............................           11%             8%
                                                                              ======        =======


* Amounts for the quarters ended September 30, 1999 and 1998 exclude amortization of excess of cost over fair value of net assets acquired of $286,000 and $16,000, or 2% and 0% of revenues, respectively.

     Revenues

     Our revenues increased to $16.7 million in the three months ended September 30, 1999, an increase of 42% over the $11.8 million reported for the comparable period in the prior fiscal year. We attributed this revenue increase to increased market acceptance of Pervasive.SQL operating on Windows NT and ongoing expansion of our worldwide sales organization. Our revenues for the three months ended September 30, 1999 declined from the $17.5 million reported for the three months ended June 30, 1999, primarily due to seasonality associated with summer purchasing patterns, delays in shipping approximately $700 thousand worth of orders due to limitations on fulfillment capacity at the end of the quarter, and our decisions in the prior two quarters related to the allocation of sales and marketing resources to our Tango products for which revenues have not yet been realized and which may have negatively impacted revenue growth of our Pervasive.SQL shrink-wrap products. We believe that the latter of the three factors could continue to affect our results in the near term and, accordingly, we cannot be certain that revenues will grow in future periods, that they will grow at past rates or, as a result of our announced initiatives in sales and marketing and development, that we will remain profitable on a quarterly or annual basis in the future.

     Licenses of our software operating on Windows NT or other Microsoft operating systems increased to approximately 60% of our revenues in the three months ended September 30, 1999 from approximately 50% in the comparable period in the prior fiscal year. Licenses of our software operating on NetWare represented approximately 35% of revenues in the three months ended September 30, 1999, as compared to 44% in the comparable period in the prior fiscal year. We believe that the increase in the percentage of revenues attributable to licenses of our products operating on Windows NT and other Microsoft operating systems is due to two factors: (1) the increased market acceptance of our products operating on Microsoft platforms and (2) the increased market penetration of Microsoft platforms relative to other operating systems. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future, or at all.

     International revenues, consisting of all revenues from customers located outside of North America, increased from $4.3 million to $7.7 million in the three months ended September 30, 1998 and 1999, representing 37% and

46% of total revenues, respectively. We attribute the increase primarily to expansion of our international sales organization, first in Europe and then in Japan. Therefore, we expect that international revenues will continue to account for a significant portion of our revenues in the future as we continue to expand internationally, primarily in Europe and Japan, but also in other areas of the world.

     Costs and Expenses

     Cost of Revenues and Technical Support. Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for our shrink wrap software products, the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase, payment of license fees for third-parties technologies embedded in our products and the costs to deliver professional services and training services to others. Cost of revenues and technical support was $1.6 million and $2.6 million in the three months ended September 30, 1998 and 1999, representing 14% and 15% of revenues, respectively. Cost of revenues and technical support increased due to increased sales volume and increased technical support and service personnel in the U.S., Europe and Japan. We anticipate that cost of revenues and technical support will continue to increase in dollar amount and may increase as a percentage of revenues in the future as we expand our international operations, incur increased license fees for third-party technologies embedded in or bundled with our products, provide technical support for additional products and invest in personnel to deliver professional services and training services to others.

     In October 1999, Hayden Stewart resigned his position as Vice President, Customer Engineering. Mr. Stewart joined Pervasive in September 1997 as Director of Information Systems and has served as Vice President, Customer Engineering since July 1999.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $5.0 million and $6.5 million in the three months ended September 30, 1998 and 1999, representing 42% and 39% of revenues, respectively. Sales and marketing expenses decreased as a percentage of revenues primarily because of revenue growth that outpaced sales and marketing expenditures. Sales and marketing expenses increased in dollar amount primarily due to increased costs associated with hiring additional sales and marketing personnel, the promotion of Pervasive.SQL, market development activities for Tango and increased infrastructure costs associated with foreign sales office expansion. In October 1999, we announced plans to increase sales and marketing expenses over the next four quarters in anticipation of growth of the e-business and wireless Web computing markets. As a result, we expect sales and marketing expenses will increase significantly in dollar amount and are likely to increase as a percentage of revenues due to the timing and extent of Tango and other product market development activities and costs associated with new product releases, marketing promotions, brand awareness campaigns, lead generation programs, hiring additional sales and marketing personnel and international expansion.

     David Dunnigan joined the company as Vice President, World Wide Sales in November 1999, succeeding Casey Leaman. Prior to joining Pervasive Mr. Dunnigan served as Vice President, Sales and Marketing for Novient, Inc., a world wide provider of professional services automation software for the consulting and systems integration industry. Prior to Novient, Inc. Mr. Dunnigan served as General Manager-Front Office VAR Division for Aurum Software, a Baan Company.

     In November 1999, Scott Bleakley left the Company. Mr. Bleakley served as Senior Vice President, Corporate Strategy and Development, a position he has held since July 1999. Mr. Bleakley also served as Vice President, Marketing from December 1998 to June 1999 and served as Vice President, Corporate Development from April 1998 to December 1998.

     Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $3.0 million and $4.3 million in the three months ended September 30, 1998 and 1999, representing 25% and 26% of revenues, respectively. Research and development expenses increased in dollar amount primarily due to the increased hiring of and/or contracting with additional research and development personnel. In October 1999, we announced plans to increase research and development expenditures over the next four quarters. The increased expenditures are intended to accelerate the delivery of new features in our Tango and Pervasive.SQL products to support deployment of e-business applications across several popular client and server platforms. We anticipate that research and development expenses will increase in dollar amount and as a percent of revenue during the next four quarters.

     Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods. Accordingly, we charged all software development costs to research and development expenses.

     General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of our finance, human resources, information systems and administrative departments. General and administrative expenses were $1.0 million and $1.1 million in the three months ended September 30, 1998 and 1999, representing 9% and 7% of revenues, respectively. We attribute the increase in dollar amount primarily to the increased staffing and associated expenses necessary to manage and support our increased scale of operations, both domestically and internationally. General and administrative expenses decreased as a percentage of revenue primarily because of revenue growth that outpaced general and administrative expenditures. We believe that our general and administrative expenses will continue to increase in dollar amount in the future as our administrative staff expands to support our growing worldwide operations.

     Amortization of Excess of Cost Over Fair Value of Net Assets Acquired. We acquired 93% of the capital stock of EveryWare Development Inc. in November 1998, and acquired the remaining outstanding shares in December 1998, for total consideration of $11.8 million, including cash paid to the EveryWare shareholders, transaction costs and the value of employee stock options assumed. We accounted for the acquisition using the purchase method of accounting. We hired an independent third-party appraisal company to determine the valuation of the intangible assets acquired. The valuation allocated the purchase price as follows: $1.8 million attributed to purchased research and development; $1.2 million attributed to current technology; and $200,000 attributed to the assembled workforce. We charged to operations $1.8 million in purchased research and development in the quarter ended December 31, 1998, because the underlying research and development projects had not yet reached technological feasibility and had no alternative future uses. The remaining excess cost over the fair market value of the net assets acquired is being amortized over a ten year period. During the three month periods ended September 30, 1998 and 1999, the Company recorded $16,000 and $286,000, respectively, related to amortization of intangible assets related to the EveryWare and Smithware acquisitions.

     Provision for Income Taxes. Provision for income taxes was approximately $426,000 and $846,000 in the three months ended September 30, 1998 and 1999, respectively. Our effective tax rates were 31% and 35% for the three months ended September 30, 1998 and 1999, respectively, before considering the impact of the charge for purchased research and development. Our effective tax rate for fiscal year 2000 increased primarily due to foreign taxes associated with our increased operations overseas and non-deductible amortization of intangibles related to the acquisition of EveryWare.

     We believe that, based on a number of factors, it is more likely than not that a substantial amount of our deferred tax assets may not be realized. These factors include:

     . Limited history of operating profits in the Company's Canadian subsidiary;

     . Anticipated operating losses in future periods due to increased marketing and development costs;

     .    Recent increase in expense levels to support our growth and;

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

     The provision for the remaining quarters of fiscal 2000 will be based on our expected tax rate for the year. Although we may incur an overall loss for the year, we will continue to record a provision for income taxes on profits reported by our foreign operations. In addition, anticipated operating losses reported by our domestic operations may require us to reserve certain deferred tax assets that have limited carryforward periods. As a result, we anticipate our effective tax rate to increase in future periods.

Liquidity and Capital Resources

     Cash used by operations was $693,000 for the three months ended September 30, 1999 as compared with cash provided by operations of $1.1 million for the comparable period in the prior fiscal year. The decrease in cash generated by operations resulted primarily from decreases in accounts payable and accrued expenses and increases in prepaid expenses and other current assets during the period.

     During the first three months of fiscal 1999 and 2000, we invested $554,000 and $703,000, respectively, in marketable securities, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $1.1 million and $1.2 million in the three months ended September 30, 1998 and 1999, respectively. This property consisted primarily of computer hardware and software for our growing employee base. We expect that our capital expenditures will increase as our employee base grows.

     On October 29, 1999, we acquired an additional 19.5% ownership interest in Pervasive Software Japan by purchasing stock held by a minority shareholder for $750,000 in cash. The acquisition was accounted for under the purchase method and, accordingly the excess of purchase price over the fair market value of net assets acquired ($160,000) was recorded as goodwill and will be amortized over a ten year period. After the acquisition, we hold 100% of the outstanding stock of Pervasive Software Japan.

     We have entered into licensing agreements with three vendors related to technology included, or to be included, with our internally developed products which require fixed minimum license payments totaling $2.2 million for the year ended June 30, 2000 and $700,000 for each of the years ended June 30, 2001 and 2002. For the three months ended September 30, 1999 we made payments relating to licensing agreements totaling $125,000. License payments are capitalized as prepaid expenses and amortized over the estimated useful life of the licensed technology (two to four years), or on a per unit basis based on the terms of the license agreement. These license agreements provide for use of the technologies on a perpetual basis or for fixed periods of time.

     On September 30, 1999, we had $42.9 million in working capital, including $16.0 million in cash and cash equivalents and $22.5 million in marketable securities. As of September 30, 1999 we had a $10.0 million revolving line of credit with a bank, but have at no time borrowed under such line. Our line of credit contains certain financial covenants and restrictions as to various matters including our ability to pay cash dividends and effect mergers or acquisitions without the bank's prior approval. We are currently in compliance with such financial covenants and restrictions. We have granted a first priority security interest in substantially all of our tangible assets as security for our obligations under our credit lines. The agreement expired October 31, 1999 and we are currently negotiating an extension until October 2000.

Recently Issued Accounting Standards

     In December 1998, the AICPA issued Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning March 15, 1999. We adopted SOP 98-9 in fiscal year 2000. The effect of such adoption was not significant.

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

     Our Year 2000 readiness plan for our current versions of Pervasive.SQL 2000, Pervasive.SQL 7, Btrieve v6.15, ODBC Interface v2, Tango 2000, Tango v3.6 and Tango v3.5 includes the following:

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

     We have completed all phases of our plan with respect to the current versions of our products listed in the preceding paragraph. Based on our review, each of the current versions of our products was found to have no known Year 2000 limitations, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine are also Year 2000 compliant. An earlier release of Scalable SQL and certain other discontinued products were not designed to be Year 2000 compliant. However, the product documentation for these earlier products did describe how to utilize the products in a manner which would support four digit entries. Earlier versions of our products have not been tested for Year 2000 compliance as these earlier versions of our products are no longer supported by us. We recommend upgrading to the current version of our products if customers have any concerns.

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

     We do not currently have information concerning the Year 2000 compliance status of all of our customers and third-party vendors who embed or resell our products. Third-party applications that utilize our products may still be written in a manner that does not take advantage of the Year 2000 capabilities of our products. If our current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures away from software products such as those offered by us to address Year 2000 issues, our business, operating results, or financial condition could be materially adversely affected.

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

     We have funded our Year 2000 plan from operating cash flows and have not separately accounted for these costs in the past, nor do we have specific dollars budgeted for the project as the costs are not considered to be material. We have not yet fully completed our comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 compliance of any of our critical operations. The cost of developing and implementing such a plan may itself be material.

     Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. The costs associated with any such external forces could be material.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Canada, Japan, Germany, France, Ireland, England, Belgium, and Hong Kong and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the quarter ended September 30, 1999. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 1999.

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

Our Financial Results May Vary Significantly from Quarter to Quarter

     Our operating results have varied significantly from quarter to quarter in the past and will continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside of our control. These factors include:

     . Fluctuations in demand for our products in current markets and the emerging e-business application and mobile computing markets;

     .    Seasonality and the timing of product sales and shipments;

     .    Unexpected delays in introducing new products and services;

     .    New product releases or pricing policies by our competitors;

     .    Lack of order backlog;

     .    Loss of a significant customer or distributor;

     . A reduction in the number of independent software vendors ("ISVs") who embed our products;

     . Increased expenses, whether related to our recently announced sales and marketing and product development initiative or general administration; and

     .    Changes in the mix of domestic and international sales.

     In recent quarters, we have derived a portion of our revenues from relatively larger orders. The sales cycles for these transactions tend to be longer than the sales cycle on smaller orders. Also, a large percentage of these transactions have closed in the last few days of the quarter. Accordingly, to the extent that this trend continues, our operating results may fluctuate from quarter to quarter based on the timing of larger orders.

     In October 1999 we announced a major initiative to significantly increase sales and marketing and development expenses over the next four quarters to capitalize on the anticipated growth in the market for e-business and mobile computing applications. The sales and marketing initiatives include significant incremental spending on programs and activities intended to attract and recruit Web application developers and Web integrators who design and deploy e-business applications and to increase brand awareness. The increased development expenses are intended to accelerate delivery of new features to our Tango 2000 and Pervasive.SQL 2000 products to support deployment of e-business applications across popular client and server environments, including the emerging market for mobile and wireless handheld devices. We anticipate that we may incur operating losses as a result of the increased expenses related to these initiatives. We cannot be certain that these initiatives or future initiatives will successfully generate license revenue from our Tango and Pervasive.SQL products.

     A significant portion of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if our revenues are below our expectations, our operating results are likely to be adversely and disproportionately affected. In addition, we may reduce our prices and have already announced plans to accelerate our investment in research and development, and sales and marketing to pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations.

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

We Currently Operate Without a Backlog

     We generally operate with virtually no order backlog because our software products are shipped and revenue is recognized shortly after orders are received. This lack of backlog makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. As a result, if orders in the first month or two of a quarter fall short of expectations, it is likely we will not meet our revenue targets for that quarter. As a result, our quarterly operating results would be materially and adversely affected.

Our Success Depends on Our Management of Significant Growth and Change Within Our Business

     We have expanded our operations rapidly since inception, resulting in new and increased responsibilities for management and placing a strain upon our financial and other resources. During this period, we have experienced revenue growth, an increase in the number of our employees, an expansion in the scope of our operating and financial systems and an expansion in the geographic area of our operations. In particular, we had a total of 379 employees at September 30, 1999, as compared to 240 at September 30, 1998. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition will be materially adversely affected.

Our Performance Depends on Market Acceptance of Pervasive.SQL

     We derive a significant portion of our revenues from the license of our Pervasive.SQL products. Accordingly, our future operating results are substantially dependent on continued market acceptance of Pervasive.SQL and future enhancements. We cannot be certain that future sales of Pervasive.SQL will continue at current rates. Continued market acceptance of Pervasive.SQL may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors and the product development cycles of developers and resellers who embed our products into packaged software applications. Although we recognized increased revenue from Pervasive.SQL in the first quarter of fiscal 2000, one-time upgrades from earlier versions of our products, our favorable upgrade pricing, or other factors may have contributed to such sales.

Our Future Success Will Depend on Our Ability to Successfully Market and Support Tango

     We acquired the technology for our Tango products in November 1998 and we began to market the Tango Application Server and Tango Development Studio both as stand-alone products and integrated with Pervasive.SQL during the third quarter of fiscal 1999. To date, we have not derived significant revenues from the Tango products. Our performance depends on our ability to generate demand for, gain market acceptance of and effectively support our Tango products in the near future. As a result, we expect to devote significant resources to our sales and marketing efforts relating to Tango. Because of our limited experience marketing the Tango products, we cannot be certain that we will achieve market acceptance for or generate significant revenue from the Tango products. Our ability to rapidly gain market acceptance and to effectively support our Tango products is subject to a number of factors, including:

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

We Have Significant Product Concentration

     Historically, we have derived substantially all of our revenues from our Pervasive.SQL and Btrieve data management products. On June 30, 1999, we discontinued general availability of our Btrieve products to consolidate our development, marketing and technical support resources behind our current Pervasive.SQL products. Accordingly, our data management-related revenue from licenses of Pervasive.SQL may continue to account for substantially all of our revenues for the foreseeable future. Our future operating results will depend upon continued market acceptance of Pervasive.SQL and our ability to develop and market our Tango products. Pervasive.SQL may not achieve continued market acceptance, and Tango may not achieve market acceptance at all. Any decrease in demand or market acceptance for our Pervasive.SQL product would have a damaging effect on our business, operating results and financial condition.

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

A Small Number of Distributors Account For a Significant Percentage of Our Revenues

     The loss of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the inability to replace the distributor on a timely basis, could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors, value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the three months ended September 30, 1999, one distributor accounted for approximately 11% of revenues, and in the three months ended September 30, 1998, two distributors combined accounted for approximately 21% of revenues. We expect that we will continue to be dependent upon a limited number of distributors for a significant portion of our revenues in future periods. Moreover, we expect that such distributors will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

We May Not Be Able to Develop Strategic Relationships

     Our current collaborative relationships may not prove to be beneficial to us, and they may not be sustained. In addition, market acceptance of new product releases, including our recently announced Pervasive.SQL 2000 for, mobile devices, embedded systems and smart cards may be substantially dependent on strategic relationships with device manufacturers. We may not be able to enter into successful new strategic relationships in the future, which could have a material adverse effect on our business, operating results and financial condition. From time to time, we have collaborated with other companies, including Schlumberger, Oracle, Red Hat, Wind River, IBM, Novell,

Apple and Macromedia, in areas such as product development, marketing, distribution and implementation. Maintaining these and other relationships is a meaningful part of our business strategy. However, many of our current and potential strategic partners are either actual or potential competitors with us. In addition, many of our current relationships are informal or, if written, terminable with little or no notice.

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

     Recently, a Federal District ruled that Microsoft wielded monopoly power in personal computer operating systems. There is substantial uncertainty regarding the impact of this ruling on the software industry including the short-term and long-term demand for software designed for Microsoft's application products, including SQL Server, and the Windows operating system.

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

     The Web development and deployment market is an emerging, intensely competitive environment, subject to rapidly changing products and new market participants. The market is also undergoing tremendous consolidation, which could result in the creation of a relatively few dominant players. In the last two years, Netscape acquired Kiva Software, Sun Microsystems acquired NetDynamics and BEA Systems acquired WebLogic. Oracle, Microsoft and IBM have each entered the Web development and deployment market with internally developed solutions. The primary competitor for Tango is Allaire's Cold Fusion product. Additional competitors include Silverstream, HAHT Software and Bluestone. Another set of competitors could arise as traditional online transaction processing and database vendors expand their application server solutions to include Web-based application development software. We believe that, given the projected size of the market and strong trend towards distributed computing, it is likely that additional competitors may enter the market. This could lead to intense pricing pressure, particularly on front-end development tools, and result in higher research and development costs to compete on a feature-for-feature basis.

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

We Increasingly Depend on the Growth of International Sales and Operations

     We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. For the three months ended September 30, 1999, we derived 46% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

Our Executive Officers and Directors' Substantial Influence Over Stockholder Voting

     As of November 12, 1999, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 31% of our outstanding common stock. These stockholders may be able to exercise substantial influence over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company.

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

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this Report on Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," and elsewhere in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements include statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report on Form 10-Q.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          A class action complaint was filed on November 4, 1999 in the U.S. District Court for the Western District of Texas against the Company and certain of its officers and directors. The complaint alleges that the Company and certain of its officers and directors violated certain provisions of the federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934, by making false statements, failing to disclose material information and taking other actions intending to artificially inflate and maintain the market price of the Company's common stock during the Class Period of July 15, 1999 and October 21, 1999. Plaintiffs seek designation of the suit as a class action on behalf of all persons who purchased shares of the Company's common stock during the class period and monetary damages in an unspecified amount. While this proceeding is at a very early stage, the Company believes the suit is without merit and intends to defend itself vigorously.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits under Item 601 of Regulation S-K

          3.1*      Restated Certificate of Incorporation
          3.2*      Bylaws of the Company
          4.1*      Reference is made to Exhibits 3.1, 3.2 and 4.3
          4.2*      Specimen Common Stock certificate
          4.3*      Investors' Rights Agreement dated April 19, 1995, between
                    the Company and the investors named therein
          10.1*     Form of Indemnification Agreement
          10.2*     1997 Stock Incentive Plan
          10.3*     Employee Stock Purchase Plan
          10.4*     First Amended and Restated 1994 Incentive Plan
          10.5*     Amendment and Restatement of Credit Agreement dated March
                    31, 1997 between the Company and Texas Commerce Bank
                    National Association
          10.8*     Sublease Agreement dated December 10, 1996 between the
                    Company and Reynolds, Loeffler & Dowling, P.C.
          10.9*     Joint Venture Agreement dated March 26, 1995 between the
                    Company and Novell Japan, Ltd., AG Tech Corporation and
                    Empower Ltd.
          10.10**   Lease agreement dated April 2, 1998 between the Company and
                    CarrAmerica Realty, L.P. T/A Riata Corporate Park
          27.1      Financial Data Schedule

          *Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

          ** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-230431).

     (b)  Reports on Form 8-K
            No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999       PERVASIVE SOFTWARE INC.
                              (Registrant)



                              By:  /s/ James R. Offerdahl
                                 -----------------------------------------------
                                  James R. Offerdahl
                                     Chief Operating Officer and Chief Financial
                                     Officer (Duly Authorized Officer and
                                     Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION

3.1*      Restated Certificate of Incorporation
3.2*      Bylaws of the Company
4.1*      Reference is made to Exhibits 3.1, 3.2 and 4.3
4.2*      Specimen Common Stock certificate
4.3* Investors' Rights Agreement dated April 19, 1995, between the Company and the investors named therein
10.1*     Form of Indemnification Agreement
10.2*     1997 Stock Incentive Plan
10.3*     Employee Stock Purchase Plan
10.4*     First Amended and Restated 1994 Incentive Plan
10.5* Amendment and Restatement of Credit Agreement dated March 31, 1997 between the Company and Texas Commerce Bank National Association
10.8* Sublease Agreement dated December 10, 1996 between the Company and Reynolds, Loeffler & Dowling, P.C.
10.9* Joint Venture Agreement dated March 26, 1995 between the Company and Novell Japan, Ltd., AG Tech Corporation and Empower Ltd.
10.10** Lease agreement dated April 2, 1998 between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park
27.1      Financial Data Schedule

*Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-230431).