Form 10-Q
period 1999-12-31
PERVASIVE SOFTWARE INC
filed 2000-02-14
CIK 1042821

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          --------------------------

                                   FORM 10-Q



     [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

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


                      12365 Riata Trace Parkway, Bldg. II
                              Austin, Texas 78727
                   (Address of principal executive offices)
                          --------------------------

                                (512) 231-6000
             (Registrant's telephone number, including area code)

                          --------------------------

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

        As of February 14, 2000 there were 15,695,439 shares of the Registrant's common stock outstanding.

-------------------------------------------------------------------------------

                            PERVASIVE SOFTWARE INC.

                                   FORM 10-Q

                                     INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1.  Financial Statements...............................................  3

         Condensed Consolidated Balance Sheets at December 31,
         1999 and June 30, 1999.............................................  3

         Condensed Consolidated Statements of Operations for the
         three and six months ended December 31, 1999 and 1998..............  4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended December 31, 1999 and 1998........................  5

         Notes to Condensed Consolidated Financial Statements...............  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......... 14


Part II. Other Information.................................................. 26

Item 1.  Legal Proceedings.................................................. 26

Item 4.  Submission of Matters to a Vote of Security Holders................ 26

Item 6.  Exhibits and Reports on Form 8-K................................... 26


Signatures.................................................................. 27

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            Pervasive Software Inc.
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                                          December 31,                June 30,
                                                                             1999                      1999
                                                                          ------------             ------------
                                                                           (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                $   14,510               $   18,126
   Marketable securities                                                        20,900                   21,777
   Trade accounts receivable, net                                               10,300                    9,352
   Prepaid expenses and other current assets                                     4,749                    3,979
                                                                          ------------             ------------
Total current assets                                                            50,459                   53,234
Property and equipment, net                                                      8,326                    7,509
Purchased technology and excess of cost over fair value
   of net assets acquired, net                                                  10,731                   11,135
Other assets                                                                     2,254                      995
                                                                          ------------             ------------
Total assets                                                                   $71,770                  $72,873
                                                                          ============             ============
Liabilities and Stockholders' Equity
Current liabilities:
   Trade accounts payable                                                   $    2,508               $    2,517
   Accrued payroll and payroll related costs                                     1,846                    1,403
   Other accrued expenses                                                        3,603                    4,144
   Deferred revenues                                                             1,621                    2,252
   Income taxes payable                                                            592                    2,457
                                                                          ------------             ------------
Total current liabilities                                                       10,170                   12,773

Deferred tax liability                                                             565                      565
                                                                          ------------             ------------
Total liabilities                                                               10,735                   13,338

Minority interest in subsidiary                                                      -                      449

Stockholders' equity:
   Common stock                                                                 58,942                   57,869
   Retained earnings                                                             2,093                    1,217
                                                                          ------------             ------------
Total stockholders' equity                                                      61,035                   59,086
                                                                          ------------             ------------
Total liabilities and stockholders' equity                                  $   71,770               $   72,873
                                                                          ============             ============


                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)


                                                                    Three months ended               Six months ended
                                                                       December 31,                    December 31,
                                                               ---------------------------      --------------------------
                                                                   1999            1998            1999            1998
                                                               ----------       ----------      ----------      ----------
Revenues                                                       $   16,197       $   14,087      $   32,899      $   25,863
Costs and expenses:
 Cost of revenues and technical support                             3,197            2,186           5,775           3,806
 Sales and marketing                                                8,594            5,535          15,065          10,514
 Research and development                                           4,953            3,521           9,257           6,481
 General and administrative                                         1,666            1,193           2,804           2,218
 Amortization of excess of cost over fair value of net                286              139             572             155
  assets acquired
    Charge for purchased research and development                       -            1,800               -           1,800
                                                               ----------       ----------      ----------      ----------
Total costs and expenses                                           18,696           14,374          33,473          24,974
                                                               ----------       ----------      ----------      ----------
Operating income (loss)                                            (2,499)            (287)           (574)            889

 Interest and other income, net                                       430              122             921             340
                                                               ----------       ----------      ----------      ----------
Income (loss) before income taxes and minority interest            (2,069)            (165)            347           1,229

 Income tax benefit (provision)                                       915             (506)             69            (932)
 Minority interest in (earnings) loss of subsidiary,                    4              (17)            (19)             (3)
  net of tax
                                                               ----------       ----------      ----------      ----------
Net income (loss)                                              $   (1,150)      $     (688)     $      397      $      294
                                                               ==========       ==========      ==========      ==========
Basic earnings (loss)  per share                               $    (0.07)      $    (0.05)     $     0.03      $     0.02
                                                               ==========       ==========      ==========      ==========
Diluted earnings (loss)  per share                             $    (0.07)      $    (0.05)     $     0.02      $     0.02
                                                               ==========       ==========      ==========      ==========


                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)


                                                                                               Six months ended
                                                                                                 December 31,
                                                                                       ---------------------------------
                                                                                          1999                   1998
                                                                                       ---------              ----------
Cash from operating activities
 Net income                                                                            $     397              $      294
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                           2,219                   1,177
   Non cash compensation expense pursuant to employee stock purchase plan                    328                     339
   Charge for purchased research and development                                               -                   1,800
   Other non cash items                                                                     (204)                    331
   Change in current assets and liabilities:
     Increase in trade accounts receivable                                                  (669)                 (1,145)
     Increase in prepaid expenses, other current assets and other assets                  (1,666)                   (448)
     Increase (decrease) in accounts payable and accrued liabilities                         (98)                     44
     Increase (decrease) in deferred revenue                                                (309)                    764
     Decrease in income taxes payable                                                     (1,754)                   (669)
                                                                                       ---------              ----------
Net cash provided (used) by operating activities                                          (1,756)                  2,487

Cash from investing activities
 Purchase of property and equipment                                                       (2,442)                 (3,127)
 Sale (purchase) of marketable securities, net                                               877                  (1,647)
 Purchase of businesses, net of cash acquired                                               (938)                (11,449)
 Increase in other assets                                                                   (123)                     26
                                                                                       ---------              ----------
Net cash used in investing activities                                                     (2,626)                (16,197)

Cash from financing activities
 Payment of royalty to Novell                                                                  -                    (158)
 Proceeds from issuance of stock, net of issuance costs                                      616                     130
                                                                                       ---------              ----------
Net cash provided (used) by financing activities                                             616                     (28)

Effect of exchange rate on cash and cash equivalents                                         150                      13
                                                                                       ---------              ----------
Decrease in cash and cash equivalents                                                     (3,616)                (13,725)

Cash and cash equivalents at beginning of period                                          18,126                  15,587
                                                                                       ---------              ----------
Cash and cash equivalents at end of period                                             $  14,510              $    1,862
                                                                                       =========              ==========


                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

1.   General and Basis of Financial Statements

     The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the "Company" or "Pervasive"). All material intercompany accounts and transactions have been eliminated in consolidation.

     The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended June 30, 1999, which are contained in the Company's Annual Report filed on Form 10-K on September 28, 1999 (File No. 000-23043). The results of operations for the three and six month periods ended December 31, 1999 and 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                                   Three months ended       Six months ended
                                                                                      December 31,            December 31,
                                                                                   -------------------     ------------------
                                                                                     1999        1998        1999      1998
                                                                                   -------     -------     -------    -------
Numerator:
  Net income (loss).............................................................   $(1,150)    $  (688)    $   397    $   294
                                                                                   -------     -------     -------    -------
Denominator:
Denominator for basic earnings (loss) per share -  weighted average shares......    15,628      13,431      15,586     13,404

 Effect of dilutive securities:
  Employee stock options........................................................        *-          *-       2,343      1,851
                                                                                   -------     -------     -------    -------
  Potentially dilutive common shares............................................        *-          *-       2,343      1,851
                                                                                   -------     -------     -------    -------
Denominator for diluted earnings (loss) per share -
adjusted weighted average shares and assumed conversions........................    15,628      13,431      17,929     15,255
                                                                                   =======     =======     =======    =======
Basic earnings (loss) per share.................................................   $ (0.07)    $ (0.05)    $  0.03    $  0.02
                                                                                   =======     =======     =======    =======
Diluted earnings (loss) per share...............................................   $ (0.07)    $ (0.05)    $  0.02    $  0.02
                                                                                   =======     =======     =======    =======

* Not applicable in loss periods due to antidilutive effect.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3.   Comprehensive Income

     The components of comprehensive income (loss) are as follows:

                                                                       Three months ended               Six months ended
                                                                           December 31,                    December 31,
                                                                     -----------------------         -----------------------
                                                                       1999            1998           1999            1998
                                                                     -------         -------         -------         -------
Net income (loss)..............................................      $(1,150)        $  (688)        $   397         $   294
Foreign currency translation adjustments.......................           16             259             479             444
                                                                     -------         -------         -------         -------
Comprehensive income (loss)....................................      $(1,134)        $  (429)        $   876         $   738
                                                                     =======         =======         =======         =======


4.   Contingencies

     Class action complaints were filed in November and December 1999 in the U.S. District Court for the Western District of Texas against the Company and certain of its officers and directors. The cases were consolidated in a single amended consolidated complaint filed in January 2000. The amended consolidated complaint alleges that the Company and certain of its officers and directors violated federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934, by making false statements and failing to disclose material information to artificially inflate the price of the Company's common stock during the Class Period of July 15, 1999 to October 21, 1999. The Company and other defendants filed motions to dismiss the suit on February 7, 2000. While the proceedings are at a very early stage, the Company believes the suit is without merit and intends to defend itself vigorously.

5.   Business Combinations

     On October 29, 1999, the Company acquired an additional 19.5% ownership interest in Pervasive Software Japan by purchasing stock held by a minority shareholder for $750,000 in cash. The acquisition was accounted for under the purchase method and, accordingly the excess of purchase price over the fair market value of net assets acquired of $160,000 was recorded as goodwill and will be amortized over a ten-year period. After the acquisition, the Company holds 100% of the outstanding stock of Pervasive Japan.

     On November 12, 1998, Pervasive acquired for cash approximately 93% of the outstanding common shares of EveryWare Development Inc. ("EveryWare"), a Web development tool and Web-application server provider based in Toronto, Canada. Pervasive acquired the remaining outstanding shares of EveryWare in December 1998. The total value of the acquisition, including assumption of outstanding options and transaction costs, was approximately $11.8 million. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of EveryWare have been included in the consolidated financial statements since the date of acquisition. The net assets acquired were recorded at their estimated fair values at the effective date of the acquisition. Valuation of the intangible assets acquired were determined by an independent third-party appraisal company and consisted of purchased research and development, software technology, and excess of fair value of net assets acquired. The amount related to purchased research and development, as determined by the independent third party appraisal company, was $1.8 million and was charged against income in the quarter ended December 31, 1998 because the underlying research and development projects had not yet reached technological feasibility and had no alternative future uses. The excess of costs over fair value of net assets acquired of approximately $9.8 million is being amortized over a ten-year period.

PERVASIVE SOFTWARE INC.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The statements contained in this Report on Form 10-Q that are not purely historical statements are forward looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These forward looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward looking statements. We are under no duty to update any forward looking statements after the date of this filing on Form 10-Q to conform these statements to actual results. See "Risk Factors that May Affect Future Results," and the factors and risks discussed in the Company's Annual Report on Form 10-K filed on September 28, 1999 (File No. 000-23043) and other reports filed from time to time with the Securities and Exchange Commission.

Overview

     Pervasive Software Inc. is a leading provider of application development and deployment software that dramatically simplifies the development, deployment and maintenance of Web-based and client/server applications. Our comprehensive, integrated suite of software products includes Web application development and deployment products and high performance zero administration databases. Combined, these products offer a unique solution that simplifies the development, deployment and maintenance of Web-based and client/server applications and lowers the cost of ownership of Web-based and client/server distributed computing environments. Our business model leverages a channel of software developers, application service providers, Web and systems integrators, and value-added resellers around the world.

     We derive our revenues primarily from shrink-wrap licenses through independent software vendors, value-added resellers and distributors and through OEM license agreements with independent software vendors. Shrink-wrap license fees are variable and based generally on user count, or in the case of our Tango Web application server product, the customer's volume requirements and the number of application servers. Our OEM licensing program offers independent software vendors volume discounts and specialized technical support, training and consulting in exchange for integrating our products in packaged applications and paying us a royalty based on sales of the applications. Additionally, we generate revenues from version upgrades, user count upgrades, and from upgrades to client/server environments from single-user workstation or workgroup environments.

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

     Historically, we have derived substantially all of our revenues from our Pervasive.SQL and Btrieve data management products. On June 30, 1999, we discontinued general availability of our Btrieve products to consolidate our development, marketing and technical support resources behind our current Tango and Pervasive.SQL products. Accordingly, we expect that our revenue from the license of Tango and Pervasive.SQL will account for substantially all of our revenues for the foreseeable future as revenue from the license of Btrieve will decline substantially over time. Our operating results depend upon market acceptance of Pervasive.SQL, our ability to develop and market our Tango products, and the expenses associated with these efforts. In the three months ended December 31, 1999, we experienced a decline in demand for our Pervasive.SQL products when compared to the three months ended September 30, 1999. A continuing decrease in demand or market acceptance for our Pervasive.SQL product, and the failure of Tango to achieve market acceptance, would have a damaging effect on our business, operating results and financial condition.

     In October 1999, we announced a major initiative to significantly increase sales and marketing and development expenses to capitalize on the anticipated growth in the market for e-business and mobile computing applications. The sales and marketing initiatives include significant incremental spending on programs and activities intended to attract and recruit Web application developers and Web integrators who design and deploy e-business applications and to increase brand awareness. The increased development expenses are intended to accelerate delivery of new features to our Tango 2000 and Pervasive.SQL 2000 products to support deployment of e-business applications across popular client and server environments, including the market for mobile and wireless handheld devices. We incurred an operating loss in the three months ended December 31, 1999 as a result of lower than anticipated revenues and increased expense levels related to these initiatives and we anticipate that we may continue to incur operating losses in future periods as a result of the increased expenses related to these initiatives. We cannot be certain that these initiatives or future initiatives will successfully generate license revenue from our Tango and Pervasive.SQL products.

     In December 1998, we granted Novell, Inc., a non-exclusive, perpetual, irrevocable license to reproduce and distribute a two-user version of Pervasive.SQL for distribution in combination with other products distributed by Novell. Novell previously distributed the two-user version of Pervasive.SQL through a service release and began general distribution in January 2000. We will not receive any royalties directly from Novell related to the agreement. We do believe, however, that we may receive fees in the future by licensing multi-user upgrades to end users of some of the two-user versions distributed by Novell.

Results of Operations

     The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

                                                                          Three months ended                 Six months ended
                                                                              December 31,                      December 31,
                                                                        -----------------------           -----------------------
                                                                         1999             1998             1999             1998
                                                                        ------           ------           ------           ------
   Revenues  ..........................................................   100%             100%             100%             100%
   Costs and expenses:
       Cost of revenues and technical support  ........................    20               16               18               15
       Sales and marketing  ...........................................    53               39               46               41
       Research and development  ......................................    31               25               27               25
       General and administrative  ....................................    10                8                9                8
       Amortization of excess of cost over fair value
       of net assets acquired  ........................................     2                1                2                1
        Charge for purchased research and development  ................     -               13                -                7
                                                                        ------           ------           ------           ------
   Total costs and expenses  ..........................................   116              102              102               97
                                                                        ------           ------           ------           ------
   Operating income (loss)  ...........................................   (16)              (2)              (2)               3
       Interest and other income  .....................................     3                1                3                1
                                                                        ------           ------           ------           ------
   Income (loss) before income taxes and minority interest  ...........   (13)              (1)               1                4
       Income tax benefit (provision)  ................................     6               (4)               -               (3)
       Minority interest in earnings of subsidiary  ...................     -                -                -                -
                                                                        ------           ------           ------           ------
   Net income (loss)  .................................................   (7)%             (5)%               1%               1%
                                                                        ======           ======           ======           ======
   Supplemental disclosures:

   Operating income (loss), excluding certain charges*.................  (14)%              12%               -               11%
                                                                        ======           ======           ======           ======
   Net income (loss), excluding certain charges*.......................   (5)%               9%               3%               9%
                                                                        ======           ======           ======           ======


* Amounts for the three and six month periods ended December 31, 1998 exclude a charge for purchased research and development of $1.8 million. In addition, amounts exclude amortization of excess of cost over fair value of net assets acquired of $139,000, and $286,000 for the three month periods ended December 31, 1998 and 1999, respectively and $155,000 and $572,000 for the six month periods ended December 31, 1998 and 1999, respectively.


     Revenues

     Our revenues increased to $16.2 million for the three months ended December 31, 1999, an increase of 15% over the $14.1 million reported for the comparable period in the prior fiscal year. Our revenues for the six months ended December 31, 1999 were $32.9 million, representing a 27% increase from the $25.9 million reported for the comparable period in the prior fiscal year. We attributed this revenue increase to increased licenses of Pervasive.SQL operating on Windows NT, revenue related to our recently introduced Tango 2000 product and expansion of our worldwide sales organization.

     Our revenues for the three months ended December 31, 1999 decreased from the $16.7 million reported for the three months ended September 30, 1999, primarily due to recent transition of our sales force leadership, slower than expected market growth for packaged client/server applications contributing to decreased projected orders for our Pervasive.SQL products embedded in these applications, and, we believe, customers ordering less software due to Year 2000 priorities. We believe these factors could continue to negatively affect license revenues for both our Pervasive.SQL and our Tango products in the future, particularly in upcoming quarters. In addition, we initiated adjustments to our domestic sales organization in January 2000, resulting in centrally managed domestic telesales and domestic OEM sales operations. These telesales and OEM sales activities were previously managed by district managers in the field. The adjustments are designed to result in a simpler and more easily managed organization that is better matched to the type of customer. However, these adjustments could negatively impact our revenue for the near term as our sales representatives and sales managers become accustomed to their new assignments. Accordingly, we anticipate that our quarterly revenues may not grow, and could decline sequentially, in the three months ended March 31, 2000.

     Licenses of our software operating on Windows NT or other Microsoft operating systems increased to approximately 60% of our revenues in both the three and six month periods ended December 31, 1999 from approximately 50% in the comparable periods in the prior fiscal year. Licenses of our software operating on NetWare represented approximately 34% of revenues in the three months ended December 31, 1999, as compared to 37% in the comparable period in the prior fiscal year. In the six months ended December 31, 1999, NetWare licenses represented 35% of our revenues compared to 40% in the comparable period in the prior year. We believe that the increase in the percentage of revenues attributable to licenses of our products operating on Windows NT and other Microsoft operating systems is due to two factors: (1) the increased market acceptance of our products operating on Microsoft platforms and (2) the increased market penetration of Microsoft platforms relative to other operating systems. During the three months ended December 31, 1999, we released new versions of Pervasive.SQL 2000 operating on Solaris and Linux platforms. Revenues to date for these new releases were not significant. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future, or at all.

     International revenues, consisting of all revenues from customers located outside of North America, increased from $5.9 million to $8.2 million in the three months ended December 31, 1998 and 1999, representing 42% and 51% of total revenues, respectively. International revenues increased from $10.2 million to $15.8 million for the six months ended December 31, 1998 and 1999, representing 39% and 48% of total revenues, respectively. We attribute the increase primarily to expansion of our international sales organization, principally in Europe and Japan. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

     Costs and Expenses

     Cost of Revenues and Technical Support.   Cost of revenues and technical
support consists primarily of the cost to manufacture and fulfill orders for our shrink wrap software products, the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase, payment of license fees for third-party technologies embedded in our products and the costs to deliver professional services and training services to customers. Cost of revenues and technical support was $2.2 million and $3.2 million in the three months ended December 31, 1998 and 1999, representing 16% and 20% of revenues, respectively. Cost of revenues and technical support was $3.8 million and $5.8 million in the six months ended December 31, 1998 and 1999, representing 15% and 18% of revenues, respectively. Cost of revenues and technical support increased due to increased sales volume and increased technical support and service personnel in the U.S., Europe and Japan and increased license fees for third-party technologies embedded or bundled with our products. We anticipate that cost of revenues and technical support will fluctuate in dollar amount and as a percentage of revenues in the future based on the timing of our expansion of our international operations, increased license fees for third-party technologies embedded in or bundled with our products, and investment in personnel to deliver professional services and training services to others.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $5.5 million and $8.6 million in the three months ended December 31, 1998 and 1999, representing 39% and 53% of revenues, respectively. Sales and marketing expenses were $10.5 million and $15.1 million in the six months ended December 31, 1998 and 1999, representing 41% and 46% of revenues, respectively. In October 1999, we announced a major initiative to significantly increase sales and marketing and development expenses to capitalize on the anticipated growth in the market for e-business and mobile computing applications. The sales and marketing initiatives include significant incremental spending on programs and activities intended to attract and recruit Web application developers and Web integrators who design and deploy e-business applications and to increase brand awareness. Sales and marketing expenses increased in dollar amount and as a percentage of revenues primarily because of costs related to these initiatives, hiring additional sales and marketing personnel, increased infrastructure costs associated with sales office expansion and lower than anticipated revenue growth. We expect that sales and marketing expenses will continue to increase in dollar amount as a result of increased Tango and other product market development activities and costs associated with new product releases, marketing promotions, brand awareness campaigns, lead generation programs, and hiring additional sales and marketing personnel.

     Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $3.5 million and $5.0 million in the three months ended December

31, 1998 and 1999, representing 25% and 31% of revenues, respectively. Research and development expenses were $6.5 million and $9.3 million in the six months ended December 31, 1998 and 1999, representing 25% and 27% of revenues, respectively. Research and development expenses increased in dollar amount primarily due to the increased hiring of and/or contracting with additional research and development personnel. In October 1999, we announced plans to increase research and development expenditures. The increased expenditures are intended to accelerate the delivery of new features to our Tango 2000 and Pervasive.SQL 2000 products to support deployment of e-business applications across several popular client and server environments including the market for mobile and wireless handheld devices. We anticipate that research and development expenses will continue increase in dollar amount in the future as a result of these expenditures.

     Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods. Accordingly, we charged all software development costs to research and development expenses.

     General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of our finance, human resources, information systems and administrative departments. General and administrative expenses were $1.2 million and $1.7 million in the three months ended December 31, 1998 and 1999, representing 8% and 10% of revenues, respectively. General and administrative expenses were $2.2 million and $2.8 million in the six months ended December 31, 1998 and 1999, representing 8% and 9% of revenues, respectively. We attribute the increase in dollar amount primarily to the increased staffing and associated expenses necessary to manage and support our increased scale of operations, both domestically and internationally and increased legal costs related to our defense of shareholder class action litigation against the Company. General and administrative expenses increased as a percentage of revenue primarily because of lower than anticipated revenue growth and increased legal costs. We believe that our general and administrative expenses will continue to increase in dollar amounts in the future relative to comparable periods in the prior year as our administrative staff expands to support our worldwide operations.

     Amortization of Excess of Cost Over Fair Value of Net Assets Acquired. We acquired 93% of the capital stock of EveryWare Development Inc. in November 1998, and acquired the remaining outstanding shares in December 1998, for total consideration of $11.8 million, including cash paid to the EveryWare shareholders, transaction costs and the value of employee stock options assumed. We accounted for the acquisition using the purchase method of accounting. We hired an independent third-party appraisal company to determine the valuation of the intangible assets acquired. The valuation allocated the purchase price as follows: $1.8 million attributed to purchased research and development; $1.2 million attributed to current technology; and $200,000 attributed to the assembled workforce. We charged to operations $1.8 million in purchased research and development in the quarter ended December 31, 1998, because the underlying research and development projects had not yet reached technological feasibility and had no alternative future uses. The remaining excess cost over the fair market value of the net assets acquired is being amortized over a ten year period. During the three month periods ended December 31, 1998 and 1999, the Company recorded $139,000 and $286,000, respectively, related to amortization of intangible assets related to the EveryWare and Smithware acquisitions.

     Provision for Income Taxes. We recorded a provision for taxes of approximately $506,000 and a benefit of approximately $915,000 in the three months ended December 31, 1998 and 1999, respectively. In October 1999, we announced a major initiative to significantly increase sales and marketing and development expenses to capitalize on the anticipated growth in the market for e-business and mobile computing applications. As a result of these increased expense levels, we anticipate that we will report an operating loss for fiscal 2000. Accordingly, the tax provision for the six months ended December 31, 1999 reflects the anticipated effective tax rate for the year resulting in a tax benefit in the current quarter.

     We believe that, based on a number of factors, it is more likely than not that a substantial amount of our deferred tax assets may not be realized. These factors include:

     .   Limited history of operating profits of our Canadian subsidiary;

     . Anticipated operating losses in future periods due to increased marketing and development costs;

     .   Recent increase in expense levels to support our growth;

     . The potential impact of anticipated deductions due to exercise of employee stock options on deferred tax assets with limited carryforward periods; and

     . The intensely competitive market in which we operate and which is subject to rapid change.

     Accordingly, we have recorded a valuation allowance against the deferred tax assets related to the Canadian subsidiary and a valuation allowance to the extent domestic deferred tax assets exceed the potential benefit from carryback or carryover of deferred items to offset taxable income in the current year, prior years or the next succeeding year.

     Although we may incur an overall loss for the year, we will continue to record a provision for income taxes on profits reported by our foreign operations. In addition, anticipated operating losses reported by our domestic operations may require us to reserve certain deferred tax assets that have limited carryforward periods.

Liquidity and Capital Resources

     Cash used by operations was $1.8 million for the six months ended December 31, 1999 as compared with cash provided by operations of $2.5 million for the comparable period in the prior fiscal year. The decrease in cash generated by operations resulted primarily from increases in prepaid expenses, decreases in deferred revenue, the timing of income tax payments and the decrease in net income during the period when compared to the net income for the comparable period in the prior year, exclusive of the non-cash charge for purchased research and development.

     During the first six months of fiscal 1999 and 2000, we had net purchases of $1.6 million and net sales of $877,000, respectively, of marketable securities, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $3.1 million and $2.4 million in the six months ended December 31, 1998 and 1999, respectively. This property consisted primarily of computer hardware and software for our growing employee base. In addition, for the six months ended December 31, 1998, we purchased furniture, fixtures and leasehold improvements of approximately $1.3 million related to our new facility. We expect that our capital expenditures will increase as our employee base grows.

     On October 29, 1999, we acquired an additional 19.5% ownership interest in Pervasive Software Japan by purchasing stock held by a minority shareholder for $750,000 in cash. The acquisition was accounted for under the purchase method and, accordingly the excess of purchase price over the fair market value of net assets acquired of $160,000 was recorded as goodwill and will be amortized over a ten year period. After the acquisition, we hold 100% of the outstanding stock of Pervasive Software Japan.

     We have entered into licensing agreements with three vendors related to technology included, or to be included, with our internally developed products which require fixed minimum license payments totaling $2.2 million for the year ended June 30, 2000 and $700,000 for each of the years ended June 30, 2001 and 2002. For the six months ended December 31, 1999 we made payments relating to licensing agreements totaling $1.5 million. License payments are capitalized as prepaid expenses and amortized over the estimated useful life of the licensed technology (two to five years), or on a per unit basis based on the terms of the license agreement. These license agreements provide for use of the technologies on a perpetual basis or for fixed periods of time.

     On December 31, 1999, we had $40.3 million in working capital, including $14.5 million in cash and cash equivalents and $20.9 million in marketable securities. We have a $10 million revolving line of credit with a bank, but have at no time borrowed under such line. Our line of credit contains certain financial covenants and restrictions as to various matters including our ability to pay cash dividends and effect mergers or acquisitions without the bank's prior approval. We are currently in compliance with such financial covenants and restrictions. We have granted a first priority security interest in substantially all of our tangible assets as security for our obligations under our credit lines.

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

Year 2000 Update

     The "Year 2000" issue results from an industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such Year 2000 requirements.

     Through the first month of the calendar year 2000, we have not experienced any significant problems associated with the Year 2000 issue. Although it appears that the Year 2000 issue will not have a significant adverse affect on Pervasive, we continue to offer Year 2000 related support to our customers and monitor the Year 2000 compliance of our internal systems world wide. Undetected errors in our products or internal systems that may be discovered in the future could have a material adverse affect on our business, operating results or financial condition.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Canada, Japan, Germany, France, Ireland, England, Belgium, and Hong Kong and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the three or six months ended December 31, 1999. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 1999.

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

     . Fluctations in the deployment of client/server applications in which our Pervasive.SQL products are designed to be embedded;

     .   Seasonality and the timing of product sales and shipments;

     .   Unexpected delays in introducing new products and services;

     .   New product releases or pricing policies by our competitors;

     .   Lack of order backlog;

     .   Loss of a significant customer or distributor;

     . A reduction in the number of independent software vendors, or ISVs, who embed our products;

     . Increased expenses related to our recently announced sales and marketing and product development initiatives; and

     .   Changes in the mix of domestic and international sales.

     In recent quarters, we have derived a portion of our revenues from relatively larger orders. The sales cycles for these transactions tend to be longer than the sales cycle on smaller orders. Also, some of these transactions have closed in the last few days of the quarter. Accordingly, our operating results may fluctuate from quarter to quarter based on the existence and timing of larger orders. In addition, we had fewer large order opportunities in the negotiation process at the end of December 1999 than we had at the end of September 1999. Fewer large order opportunities could negatively impact our revenue in the March 2000 quarter relative to our revenue for the quarter ended December 1999.

     In October 1999, we announced a major initiative to significantly increase sales and marketing and development expenses to capitalize on the anticipated growth in the market for e-business and mobile computing applications. The sales and marketing initiatives include significant incremental spending on programs and activities intended to attract and recruit Web application developers and Web integrators who design and deploy e-business applications and to increase brand awareness. The increased development expenses are intended to accelerate delivery of new features to our Tango 2000 and Pervasive.SQL 2000 products to support deployment of e-business applications across popular client and server environments, including the emerging market for mobile and wireless handheld devices. We anticipate that we may incur operating losses as a result of the increased expenses related to these initiatives. We cannot be certain that these initiatives or future initiatives will successfully generate license revenue from our Tango and Pervasive.SQL products.

     In addition, our revenues for the three months ended December 31, 1999 decreased from our revenues for the three months ended September 30, 1999, primarily due to recent transition of our sales force leadership, slower than expected market growth for packaged client/server applications contributing to decreased projected orders of our Pervasive.SQL products embedded in these applications, and, we believe, customers ordering less software due to Year 2000 priorities. We believe these factors could continue to negatively affect sales of both our Pervasive.SQL and our Tango products in the future, particularly in upcoming quarters. In addition, we initiated adjustments to our domestic sales organization in January 2000, resulting in centrally managed domestic telesales and domestic OEM sales operations. These telesales and OEM sales activities were previously managed by district managers in the field. These adjustments could negatively impact our revenue for the near term as our sales representatives and sales managers become accustomed to their new assignments. Accordingly, we anticipate that our quarterly revenues may not grow, and could decline sequentially, in the three months ended March 31, 2000.

     Significant portions of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if our revenues are below our expectations, our operating results are likely to be adversely and disproportionately affected. In addition, we may change our prices and have already announced plans to accelerate our investment in research and development, as well as sales and marketing to pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations.

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

Seasonality May Contribute to Fluctuations in Our Quarterly Operating Results

     Our business has, on occasion, experienced seasonal customer buying patterns. In recent years, we have generally experienced relatively weaker demand in the quarters ending March 31 and September 30. We believe that this pattern may continue. In addition, to the extent international operations constitute a greater percentage of our revenues in future periods, we anticipate that demand for our products in Europe and Japan will decline in the summer months because of reduced corporate buying patterns during the vacation season.

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

Our Success Depends on Our Management of Significant Growth and Change Within Our Business

     We have expanded our operations rapidly since inception, resulting in new and increased responsibilities for management and placing a strain upon our financial and other resources. During this period, we have experienced revenue growth, an increase in the number of our employees, an expansion in the scope of our operating and financial systems and an expansion in the geographic area of our operations. In particular, we had a total of 386 employees at December 31, 1999, as compared to 305 at December 31, 1998. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition will be materially adversely affected.

Our Performance Depends on Market Acceptance of Pervasive.SQL

     We derive a significant portion of our revenues from the license of our Pervasive.SQL products. In particular, we are becoming increasingly dependent on market acceptance of our recently introduced Pervasive.SQL 2000 product, as revenues from our older database products, Btrieve and Pervasive.SQL, decline in future quarters. We cannot be certain that future sales of Pervasive.SQL 2000 will continue at current rates. Continued market acceptance of Pervasive.SQL 2000 may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors and the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications. Although we recognized increased revenue from Pervasive.SQL 2000 in the first and second quarters of fiscal 2000, one-time upgrades from earlier versions of our products, our favorable upgrade pricing, or other factors may have contributed to such sales.

Our Future Success Will Depend on Our Ability to Successfully Market and Support Tango

     We acquired the technology for our Tango products in November 1998 and we began to market the Tango Application Server and Tango Development Studio both as stand-alone products and integrated with Pervasive.SQL during the third quarter of fiscal 1999. To date, we have not derived significant revenues from the Tango products. Our performance depends on our ability to generate demand for, gain market acceptance of and effectively support our Tango products in the near future. As a result, we expect to devote significant resources to our sales and marketing efforts relating to Tango. Because of our limited experience marketing the Tango products, we cannot be certain that we will achieve market acceptance for or generate significant revenue from the Tango products. Our ability to rapidly gain market acceptance and to effectively support our Tango products is subject to a number of factors, including:

     . The success of our efforts to centrally manage our domestic telesales and OEM sales activities;

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

We Have Significant Product Concentration

     Historically, we have derived substantially all of our revenues from our Pervasive.SQL and Btrieve data management products. On June 30, 1999, we discontinued general availability of our Btrieve products to consolidate our development, marketing and technical support resources behind our current Pervasive.SQL products. Accordingly, our data management-related revenue from licenses of Pervasive.SQL may continue to account for substantially all of our revenues for the foreseeable future. Although revenue from the license of our most recent release of our data management product, Pervasive.SQL 2000, increased in the three months ended December 31, 1999, we experienced a decline in demand for older versions of our database products, resulting in an overall decline in revenue for the three months ended December 31, 1999 when compared to the three months ended September 30, 1999. Our future operating results will depend upon continued market acceptance of Pervasive.SQL and our ability to develop and market our Tango products. Pervasive.SQL may not achieve continued market acceptance, and Tango may not achieve market acceptance at all. Any decrease in demand or market acceptance for our Pervasive.SQL product would have a damaging effect on our business, operating results and financial condition.

Our Efforts to Develop Brand Awareness of Our Products May Not be Successful

     We believe that developing and maintaining awareness of the "Pervasive" and "Tango" brand names is critical to achieving widespread acceptance of our products. The importance of brand recognition will increase as competition increases in the market for Web-based development and deployment products. A key element of our business strategy is to commit significant resources to promote our brands. We have not obtained a United States registration for all of these names, and we are aware of other companies that use the word "Pervasive" or "Tango" either in their marks alone or in combination with other words. We expect that it may be difficult or impossible to prevent third-party usage of these names and variations of these names for competing goods and services. Competitors or others that use marks that are similar to our brand names may cause confusion among actual and potential customers, which could prevent us from achieving significant brand recognition. If we fail to promote and maintain our brands or incur significant related expenses, our business, operating results and financial condition could be materially adversely affected.

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

A Small Number of Distributors Account For a Significant Percentage of Our Revenues

     The loss of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the inability to replace the distributor on a timely basis, or any modifications to our distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors, value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the six months ended December 31, 1999, three distributors accounted for approximately 21% of revenues, and in the six months ended December 31, 1998, two distributors combined accounted for approximately 24% of revenues. We expect that we will continue to be dependent upon a limited number of distributors for a significant portion of our revenues in future periods. Moreover, we expect that such distributors will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

     . Competing product lines offered by certain of our indirect channel partners; and

     . Our failure to properly manage the transition of our sales force following our recent decision to centralize certain domestic sales functions and close certain domestic field sales offices.

     We cannot be certain that we will be able to continue to attract additional indirect channel partners or retain our current partners. In addition, we cannot be certain that our competitors will not attempt to recruit certain of our current or future partners.

We May Not Be Able to Develop Strategic Relationships

     Our current collaborative relationships may not prove to be beneficial to us, and they may not be sustained. We may not be able to enter into successful new strategic relationships in the future, which could have a material adverse effect on our business, operating results and financial condition. From time to time, we have collaborated with other companies in areas such as product development, marketing, distribution and implementation. Maintaining these and other relationships is a meaningful part of our business strategy. However, many of our current and potential strategic partners are either actual or potential competitors with us. In addition, many of our current relationships are informal or, if written, terminable with little or no notice.

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

We May be Affected by Unexpected Year 2000 Problems

     Although to date we are not aware of any significant issues, we are subject to potential "Year 2000" problems affecting our products, our internal systems and the systems of our vendors and distributors, any of which could have a material adverse effect on our business, operating results and financial condition. Many existing computer systems and software products may not properly recognize dates after December 31, 1999. This "Year 2000" problem could result in miscalculations, data corruption, system failures or disruptions of operations.

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

We May Become Subject to Product or Professional Services Liability Claims

     A product or professional services liability claim, whether or not successful, could damage our reputation and our business, operating results and financial condition. Our license and service agreements with our customers typically contain provisions designed to limit our exposure to potential product or service liability claims. However, these contract provisions may not preclude all potential claims. Product or professional services liability claims could require us to spend significant time and money in litigation or to pay significant damages.

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

     The Web development and deployment market is an emerging, intensely competitive environment, subject to rapidly changing products and new market participants. The market is also undergoing tremendous consolidation, which could result in the creation of a relatively few dominant players. In the last two years, Netscape acquired Kiva Software, Sun Microsystems acquired NetDynamics and BEA Systems acquired WebLogic. Oracle, Microsoft and IBM have each entered the Web development and deployment market with internally developed solutions. The primary competitor for Tango is Allaire's Cold Fusion product. Additional competitors include Silverstream, Bluestone and HAHT Software. Another set of competitors could arise as traditional online transaction processing and database vendors expand their application server solutions to include Web-based application development software. We believe that, given the projected size of the market and strong trend towards distributed computing, it is likely that additional competitors may enter the market. This could lead to intense pricing pressure, particularly on front-end development tools, and result in higher research and development costs to compete on a feature-for-feature basis.

     Application service providers ("ASP") are beginning to enter our market and could cause a change in revenue models from licensing of client/server and Web-based applications to renting applications. Our competitors may be more successful than we are in adopting these revenue models and capturing related market share.

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

We Are Susceptible to a Shift in the Market for Client/Server Applications Toward Web-Based Applications

     We have derived substantially all of our historical revenues from the use of our products in client/server applications. We expect to rely on continued market demand for client/server applications indefinitely. Although the market for client/server applications has grown in recent years, we believe that the rate of growth has slowed in recent quarters, that this trend will continue or accelerate in future quarters, and that other application platforms are emerging. In particular, we believe market demand is shifting from client/server applications to Web-based applications. This shift is occurring before our Web-based product line has achieved market acceptance. In addition, we cannot be certain that developers of Web-based applications would select our Web-based products. Further, this shift may result in a change in revenue models from licensing of client/server and Web-based applications to renting of applications from application service providers. A decrease in client/server application sales coupled with an inability to derive revenues from the Web-based application market could have a material adverse effect on our business, operating results and financial condition.

We Increasingly Depend on the Growth of International Sales and Operations

     We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the six months ended December 31, 1999, we derived 48% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

     .   Quality control of certain development activities; and

     .   Political and economic instability.

     We may continue expanding our sales and support operations internationally. Despite our efforts, we may not be able to expand our sales and support operations internationally in a timely and cost-effective manner. Such an outcome would limit or eliminate any sales growth internationally, which in turn would materially adversely affect our business, operating results and financial condition. Even if we successfully expand our international operations, we may be unable to maintain or increase international market demand for our products.

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

Fluctuations in the Relative Value of Foreign Currencies Can Affect Our Business

     To date, the majority of our transactions have been denominated in U.S. dollars. The majority of our international operating expenses, substantially all of our sales in Japan and certain other international sales have been denominated in currencies other than the U.S. dollar. Therefore, our operating results may be adversely affected by changes in the value of the U.S. dollar. To the extent our international operations expand, our exposure to exchange rate fluctuations will increase. We have entered into limited hedging transactions to mitigate our exposure to currency fluctuations. Despite these hedging transactions, exchange rate fluctuations have caused, and will continue to cause, currency transaction gains and losses. Although these transactions have not resulted in material gains and losses to date, similar transactions could have a damaging effect on our business, results of operations or financial condition in future periods.

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

Our Executive Officers and Directors Have Substantial Influence Over Stockholder Voting

     As of February 14, 2000, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 31% of our outstanding common stock. These stockholders may be able to exercise substantial influence over matters requiring approval by our stockholders, such as the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company.

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

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this Report on Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," and elsewhere in this Report constitute forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward looking statements include statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report on Form 10-Q.

     In some cases, you can identify forward looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

     Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward looking statements after the date of this Report to conform such statements to actual results.

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           Class action complaints were filed in November and December 1999 in the U.S. District Court for the Western District of Texas against the Company and certain of its officers and directors. The cases were consolidated in a single amended consolidated complaint filed in January 2000. The amended consolidated complaint alleges that the Company and certain of its officers and directors violated federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934, by making false statements and failing to disclose material information to artificially inflate the price of the Company's common stock during the Class Period of July 15, 1999 to October 21, 1999. The Company and other defendants filed motions to dismiss the suit on February 7, 2000. While the proceedings are at a very early stage, the Company believes the suit is without merit and intends to defend itself vigorously.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders of Pervasive Software Inc. was held on November 3, 1999 in Austin, Texas. Of the total 15,612,385 shares outstanding as of the record date, 11,240,340 shares (72.0%) were present or represented by proxy at the meeting. The table below presents the voting results of election of the Company's Board of Directors:


                                       Votes For               Votes Withheld
                                    --------------           ------------------
           Shelby H. Carter, Jr.      10,685,120                  555,220
           Nancy R. Woodward          10,685,235                  555,105

           The stockholders approved an amendment to the Company's Employee Stock Purchase Plan including an increase to the number of shares issuable thereunder by 250,000 shares, and an increase in the number of shares a participant may purchase from 250 to 500 shares per purchase period. The proposal received 10,645,524 affirmative votes, 589,396 negative votes, and 5,420 abstentions.

           The stockholders ratified and approved the appointment of Ernst & Young LLP as the independent public accountants of the Company for the fiscal year ending June 30, 2000. The proposal received 10,685,078 affirmative votes, 554,582 negative votes, and 680 abstentions.


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

           *Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

           **Incorporated by reference to the Company's Annual Report on Form
             10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).

     (b)   Reports on Form 8-K
             No Reports on Form 8-K were filed during the quarter ended December 31, 1999.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 14, 2000             PERVASIVE SOFTWARE INC.
                                     (Registrant)



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

      *Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

     **Incorporated by reference to the Company's Annual Report on Form
       10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).