Form 10-Q
period 2000-03-31
PERVASIVE SOFTWARE INC
filed 2000-05-15
CIK 1042821

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q



       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                      12365 Riata Trace Parkway, Bldg. II
                              Austin, Texas 78727
                   (Address of principal executive offices)
                            -----------------------

                                (512) 231-6000
             (Registrant's telephone number, including area code)

                            -----------------------

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

     As of May 12, 2000 there were 15,798,386 shares of the Registrant's common stock outstanding.

===============================================================================

                             PERVASIVE SOFTWARE INC.

                                   FORM 10-Q

                                     INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1.  Financial Statements..............................................  3

         Condensed Consolidated Balance Sheets at March 31,
         2000 and June 30, 1999............................................  3

         Condensed Consolidated Statements of Operations for
         the three and nine months ended March 31, 2000 and 1999...........  4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended March 31, 2000 and 1999.........................  5

         Notes to Condensed Consolidated Financial Statements..............  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........  15


Part II. Other Information.................................................  27

Item 1.  Legal Proceedings.................................................  27

Item 6.  Exhibits and Reports on Form 8-K..................................  27

SIGNATURES.................................................................  28

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                              Pervasive Software Inc.
                                       Condensed Consolidated Balance Sheets
                                                  (in thousands)

                                                                                   March 31,                June 30,
                                                                                     2000                     1999
                                                                               ---------------          ---------------
                                                                                 (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                       $     10,326             $     18,126
  Marketable securities                                                                 19,334                   21,777
  Trade accounts receivable, net                                                         8,548                    9,352
  Prepaid expenses and other current assets                                              5,815                    3,979
                                                                               ---------------          ---------------
Total current assets                                                                    44,023                   53,234
Property and equipment, net                                                              8,574                    7,509
Purchased technology and excess of cost over fair value
   of net assets acquired, net                                                          10,598                   11,135
Other assets                                                                             2,376                      995
                                                                               ---------------          ---------------
Total assets                                                                           $65,571                  $72,873
                                                                               ===============          ===============

Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable                                                          $      1,515             $      2,517
  Accrued payroll and payroll related costs                                              1,981                    1,403
  Other accrued expenses                                                                 4,384                    4,144
  Deferred revenues                                                                      1,556                    2,252
  Income taxes payable                                                                     219                    2,457
                                                                               ---------------          ---------------
Total current liabilities                                                                9,655                   12,773
Deferred tax liability                                                                     565                      565
                                                                               ---------------          ---------------

Total liabilities                                                                       10,220                   13,338

Minority interest in subsidiary                                                              -                      449

Stockholders' equity:
  Common stock                                                                          59,361                   57,869
  Retained earnings                                                                     (4,010)                   1,217
                                                                               ---------------          ---------------
Total stockholders' equity                                                              55,351                   59,086
                                                                               ---------------          ---------------
Total liabilities and stockholders' equity                                        $     65,571             $     72,873
                                                                               ===============          ===============


                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)


                                                                    Three months ended                          Nine months ended
                                                                        March 31,                                   March 31,
                                                            --------------------------------      --------------------------------
                                                                 2000               1999               2000               1999
                                                            -------------      -------------      -------------      -------------
Revenues                                                      $    12,580        $    16,015        $    45,479        $    41,878
Costs and expenses:
  Cost of revenues and technical support                            3,023              2,270              8,798              6,076
  Sales and marketing                                               8,131              6,110             23,196             16,624
  Research and development                                          5,413              4,172             14,670             10,653
  General and administrative                                        1,540              1,267              4,344              3,485
  Amortization of excess of cost over fair value of net
   assets acquired                                                    276                275                848                430
  Charge for purchased research and development                         -                  -                  -              1,800
                                                            -------------      -------------      -------------      -------------
Total costs and expenses                                           18,383             14,094             51,856             39,068
                                                            -------------      -------------      -------------      -------------
Operating income (loss)                                            (5,803)             1,921             (6,377)             2,810

 Interest and other income, net                                       406                 85              1,327                425
                                                            -------------      -------------      -------------      -------------

Income (loss) before income taxes and minority interest            (5,397)             2,006             (5,050)             3,235

 Income tax provision                                                (449)              (622)              (380)            (1,554)
 Minority interest in earnings of subsidiary, net of tax                -                (16)               (19)               (19)
                                                            -------------      -------------      -------------      -------------

Net income (loss)                                             $    (5,846)       $     1,368        $    (5,449)       $     1,662
                                                            =============      =============      =============      =============

Basic earnings (loss)  per share                              $     (0.37)       $      0.10        $     (0.35)       $      0.12
                                                            =============      =============      =============      =============

Diluted earnings (loss)  per share                            $     (0.37)       $      0.09        $     (0.35)       $      0.11
                                                            =============      =============      =============      =============


                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)


                                                                                            Nine months ended
                                                                                                March 31,
                                                                                 --------------------------------------
                                                                                       2000                  1999
                                                                                 ---------------       ----------------
Cash from operating activities
 Net income (loss)                                                                   $    (5,449)          $      1,662
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                           3,407                  2,125
   Non cash compensation expense pursuant to employee stock purchase plan                    643                    571
   Charge for purchased research and development                                               -                  1,800
   Other non cash items                                                                     (204)                   406
   Change in current assets and liabilities:
     Decrease (increase) in trade accounts receivable                                      1,042                 (3,026)
     Increase in prepaid expenses, other current assets and other assets                  (3,310)                  (881)
     Increase (decrease) in accounts payable and accrued liabilities                        (571)                 1,170
     Increase (decrease) in deferred revenue                                                (366)                   775
     Decrease in income taxes payable                                                     (1,725)                  (315)
                                                                                 ---------------       ----------------
Net cash provided (used) by operating activities                                          (6,533)                 4,287

Cash from investing activities
 Purchase of property and equipment                                                       (3,588)                (4,584)
 Sale of marketable securities, net                                                        2,443                    743
 Purchase of businesses, net of cash acquired                                             (1,105)               (11,702)
 Decrease (increase) in other assets                                                        (123)                    28
                                                                                 ---------------       ----------------
Net cash used in investing activities                                                     (2,373)               (15,515)

Cash from financing activities
 Payment of royalty to Novell                                                                  -                   (158)
 Proceeds from issuance of stock, net of issuance costs                                    1,164                 24,726
                                                                                 ---------------       ----------------
Net cash provided by financing activities                                                  1,164                 24,568

Effect of exchange rate on cash and cash equivalents                                         (58)                  (283)
                                                                                 ---------------       ----------------

Increase (decrease) in cash and cash equivalents                                          (7,800)                13,057

Cash and cash equivalents at beginning of period                                          18,126                 15,587
                                                                                 ---------------       ----------------


Cash and cash equivalents at end of period                                           $    10,326           $     28,644
                                                                                 ===============       ================


                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

1.   General and Basis of Financial Statements


     The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the "Company" or "Pervasive"). All material intercompany accounts and transactions have been eliminated in consolidation.

     The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended June 30, 1999, which are contained in the Company's Annual Report filed on Form 10-K on September 28, 1999 (File No. 000-23043). The results of operations for the three and nine month periods ended March 31, 2000 and 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                                  Three months ended      Nine months ended
                                                                                      March 31,               March 31,
                                                                                ---------------------   ---------------------
                                                                                   2000       1999        2000        1999
                                                                                ---------   ---------   ---------   ---------
Numerator:
  Net income (loss)............................................................ $  (5,846)  $   1,368   $  (5,449)  $   1,662
                                                                                =========   =========   =========   =========
Denominator:
Denominator for basic earnings (loss) per share -  weighted average shares.....    15,688      13,664      15,620      13,490

 Effect of dilutive securities:
  Employee stock options.......................................................      *          2,262       *           1,975
                                                                                ---------   ---------   ---------   ---------
  Potentially dilutive common shares...........................................      *          2,262       *           1,975
                                                                                ---------   ---------   ---------   ---------

Denominator for diluted earnings (loss) per share -
  adjusted weighted average shares and assumed conversions.....................    15,688      15,926      15,620      15,465
                                                                                =========   =========   =========   =========

Basic earnings (loss) per share................................................ $   (0.37)  $    0.10   $   (0.35)  $    0.12
                                                                                =========   =========   =========   =========

Diluted earnings (loss) per share.............................................. $   (0.37)  $    0.09   $   (0.35)  $    0.11
                                                                                =========   =========   =========   =========

*Not applicable in loss periods due to antidilutive effect.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3.   Comprehensive Income

     The components of comprehensive income (loss) are as follows:

                                                                         Three months ended            Nine months ended
                                                                              March 31,                     March 31,
                                                                      -------------------------     -------------------------
                                                                         2000           1999           2000           1999
                                                                      ----------     ----------     ----------     ----------
     Net income (loss).............................................   $   (5,846)    $    1,368     $   (5,449)    $    1,662
     Foreign currency translation adjustments......................         (265)          (511)           222            (67)
                                                                      ----------     ----------     ----------     ----------
     Comprehensive income (loss)...................................   $   (6,111)    $      857     $   (5,227)    $    1,595
                                                                      ==========     ==========     ==========     ==========


4.   Contingencies

     Class action complaints were filed in November and December 1999 in the U.S. District Court for the Western District of Texas against the Company and certain of its officers and directors. The cases were consolidated in a single amended consolidated complaint filed in January 2000. The amended consolidated complaint alleges that the Company and certain of its officers and directors violated federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934, by making false statements and failing to disclose material information to artificially inflate the price of the Company's common stock during the Class Period of July 15, 1999 to October 21, 1999. The Company and other defendants filed motions to dismiss the suit on February 7, 2000. No ruling has been made on the motion to dismiss the suit. While the proceedings are at a very early stage, the Company believes the suit is without merit and intends to defend itself vigorously.

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

     We derive our revenues primarily from shrink-wrap licenses through independent software vendors, value-added resellers and distributors and through OEM license agreements with independent software vendors. Shrink-wrap license fees are variable and based generally on user count and platform, or in the case of our Tango Web application server product, the customer's volume requirements and the number of application servers. Our OEM licensing program offers independent software vendors volume discounts and specialized technical support, training and consulting in exchange for integrating our products in packaged applications and paying us a royalty based on sales of the applications. Additionally, we generate revenues from version upgrades, user count upgrades, and from upgrades to client/server environments from single-user workstation or workgroup environments.

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

     Historically, we derived substantially all of our revenues from our Pervasive.SQL and Btrieve data management products. On June 30, 1999, we discontinued general availability of our Btrieve products to consolidate our development, marketing and technical support resources behind our current Tango and Pervasive.SQL products. Accordingly, Btrieve license revenue has declined substantially over time and we expect that our revenue from the license of Tango and Pervasive.SQL will account for substantially all of our revenues for the foreseeable future. Our operating results depend upon market acceptance of Pervasive.SQL, our ability to develop and market enhanced versions of our Pervasive.SQL and Tango products, and the expenses associated with these efforts. Demand declined for our Pervasive.SQL product in the quarter ended December 31, 1999 compared to the quarter ended September 30, 1999, and declined further in the quarter ended March 31, 2000. A continuing decrease in demand or market acceptance for our Pervasive.SQL product, and the failure of Tango to achieve market acceptance, would have a damaging effect on our business, operating results and financial condition.

     In October 1999, we announced a major initiative to significantly increase sales and marketing and development expenses to capitalize on the market for e-business and mobile computing applications. Lower than anticipated revenues and increased expense levels related to these initiatives contributed to an operating loss in the three months ended March 31, 2000. We anticipate that we may continue to incur operating losses in future periods as a result of these factors. We cannot be certain that these initiatives or future initiatives will successfully generate license revenue from our Tango and Pervasive.SQL products.

     In December 1998, we granted Novell, Inc., a non-exclusive, perpetual, irrevocable license to reproduce and distribute a 90-day trial, unlimited user count version of Pervasive.SQL for distribution in combination with other products distributed by Novell. After the 90-day trial period, users may purchase a permanent Pervasive.SQL license directly from us. Users who elect not to purchase a permanent Pervasive.SQL license retain rights to a free two-user version of Pervasive.SQL. Novell previously distributed Pervasive.SQL through a service release and began general distribution in January 2000. We will not receive any royalties directly from Novell related to the license agreement. We do believe, however, that we may receive fees in the future by licensing multi-user upgrades to end users of some of the Pervasive.SQL licenses distributed by Novell.

Results of Operations

     The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

                                                                        Three months ended                  Nine months ended
                                                                             March 31,                          March 31,
                                                                 ------------------------------     ------------------------------
                                                                     2000              1999             2000              1999
                                                                  -----------      ------------     ------------      ------------
   Revenues  ....................................................         100%              100%             100%              100%
   Costs and expenses:
       Cost of revenues and technical support  ..................          24                14               19                15
       Sales and marketing  .....................................          65                38               51                40
       Research and development  ................................          43                26               32                25
       General and administrative  ..............................          12                 8               10                 8
       Amortization of excess of cost over fair value
          of net assets acquired  ...............................           2                 2                2                 1
        Charge for purchased research and development  ..........           -                 -                -                 4
                                                                  -----------      ------------     ------------      ------------
   Total costs and expenses  ....................................         146                88              114                93
                                                                  -----------      ------------     ------------      ------------
   Operating income (loss)  .....................................         (46)               12              (14)                7
       Interest and other income  ...............................           3                 1                3                 1
                                                                  -----------      ------------     ------------      ------------
   Income (loss) before income taxes and minority interest  .....         (43)               13              (11)                8
       Income tax benefit (provision)  ..........................          (3)               (4)              (1)               (4)
       Minority interest in earnings of subsidiary  .............           -                 -                -                 -
                                                                  -----------      ------------     ------------      ------------
   Net income (loss)  ...........................................         (46%)               9%             (12%)               4%
                                                                  ===========      ============     ============      ============

   Supplemental disclosures:

   Operating income (loss), excluding certain charges*...........         (44%)              14%             (12%)              12%
                                                                  ===========      ============     ============      ============
   Net income (loss), excluding certain charges*.................         (44%)              10%             (10%)               9%
                                                                  ===========      ============     ============      ============


* Amounts for the nine month period ended March 31, 1999 exclude a charge for purchased research and development of $1.8 million. In addition, amounts exclude amortization of excess of cost over fair value of net assets acquired of $275,000, and $276,000 for the three month periods ended March 31, 1999 and 2000, respectively, and $430,000 and $848,000 for the nine month periods ended March 31, 1999 and 2000, respectively.


     Revenues

     Our revenues were $12.6 million for the three months ended March 31, 2000, a decrease of 21% from the $16.0 million reported for the comparable period in the prior fiscal year. Our revenues for the nine months ended March 31, 2000 were $45.5 million, representing a 9% increase from the $41.9 million reported for the comparable period in the prior fiscal year. We attributed the revenue increase for the nine months ended March 31, 2000 to increased licenses of Pervasive.SQL operating on Windows NT, revenue related to our recently introduced Tango 2000 product and expansion of our worldwide sales organization.

     Our decrease in revenues for the three months ended March 31, 2000 relative to the comparable period in the prior year and relative to the $16.2 million reported for the three months ended December 31, 1999, was primarily due to lower sales pipeline entering the quarter, the recent reorganization of our domestic sales force and what we believe to be a general softening in the packaged client/server applications market contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We believe each of these factors could continue to negatively affect license revenues for both our Pervasive.SQL and our Tango products in future quarters. In January 2000, we reorganized our domestic sales organization resulting in centrally managed telesales and OEM sales operations. These telesales and OEM sales activities were previously managed by district managers in the field. We are currently implementing similar changes to our sales organization in Europe. These adjustments are designed to result in a simpler and more easily managed organization that is better matched to the type of customer. However, these adjustments could negatively impact our revenue for the near term as our sales representatives and sales managers become integrated into their new assignments. Accordingly, our quarterly revenues may not increase, and could decline sequentially, in the three months ending June 30, 2000.

     Licenses of our software operating on Windows NT or other Microsoft operating systems increased to approximately 68% of our revenues for the three month period ended March 31, 2000 from approximately 57% in the comparable period in the prior fiscal year. These same licenses represented approximately 62% of our revenues in the nine months ended March 31, 2000 compared with approximately 54% in the comparable period in 1999. Licenses of our software operating on NetWare represented approximately 24% of revenues in the three months ended March 31, 2000, as compared to 33% in the comparable period in the prior fiscal year. In the nine months ended March 31, 2000, NetWare licenses represented 32% of our revenues compared to 38% in the comparable period in the prior year. We believe that the increase in the percentage of revenues attributable to licenses of our products operating on Windows NT and other Microsoft operating systems is due to two factors: (1) the increased market acceptance of our products operating on Microsoft platforms and (2) the increased market penetration of Microsoft platforms relative to other operating systems. During the three months ended December 31, 1999, we released new versions of Pervasive.SQL 2000 operating on Solaris and Linux platforms. Revenues to date for these new releases were not significant. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future.

     International revenues, consisting of all revenues from customers located outside of North America, decreased from $7.0 million to $6.3 million in the three months ended March 31, 1999 and 2000, representing 44% and 50% of total revenues, respectively. International revenues increased from $17.2 million to $22.1 million for the nine months ended March 31, 1999 and 2000, representing 41% and 49% of total revenues, respectively. We attribute the decrease in dollar amount of international revenues in the three months ended March 31, 2000 primarily to what we believe to be a general softening in the international packaged client/server applications market contributing to decreased orders for our Pervasive.SQL products embedded in these applications. Similarly, international revenues increased as a percentage of revenues in the three months ended March 31, 2000 primarily due to the decrease in our domestic revenue during the period. We attribute the increase in international revenues in the nine months ended March 31, 2000 primarily to expansion of our international sales organization, principally in Europe and Japan. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

     Costs and Expenses

     Cost of Revenues and Technical Support.   Cost of revenues and technical
support consists primarily of the cost to manufacture and fulfill orders for our shrink wrap software products, the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase, the cost of license fees for third-party technologies embedded in our products and the costs to deliver professional services and training services to customers. Cost of revenues and technical support was $2.3 million and $3.0 million in the three months ended March 31, 1999 and 2000, representing 14% and 24% of revenues, respectively. Cost of revenues and technical support was $6.1 million and $8.8 million in the nine months ended March 31, 1999 and 2000, representing 15% and 19% of revenues, respectively. Cost of revenues and technical support increased due to increased technical support and service personnel in the U.S., Europe and Japan and increased license fees for third-party technologies embedded or bundled with our products. We anticipate that cost of revenues and technical support will fluctuate in dollar amount and as a percentage of revenues in the future based on increased license fees for third-party technologies embedded in or bundled with our products and our investment in personnel to deliver professional services and training services to others.

     In March 2000, Dick Tusia was named Vice President, Customer Engineering. Prior to joining Pervasive, Mr. Tusia was the director of worldwide technical services at Trilogy Software in Austin, Texas. He has held support and services management positions with Cadence Design Systems, Tivoli Systems, and Digital Equipment.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $6.1 million and $8.1 million in the three months ended March 31, 1999 and 2000, representing 38% and 65% of revenues, respectively. Sales and marketing expenses were $16.6 million and $23.2 million in the nine months ended March 31, 1999 and 2000, representing 40% and 51% of revenues, respectively. In October 1999, we announced a major initiative to significantly increase sales and marketing and development expenses to capitalize on the market for e-business and mobile computing applications. The sales and marketing initiatives include significant incremental spending on programs and activities intended to attract and recruit Web application developers and Web integrators who design and deploy e-business applications and to increase brand awareness. Sales and marketing expenses increased in dollar amount primarily because of costs related to these initiatives, hiring additional sales and marketing personnel, increased infrastructure costs associated with sales office expansion and increased as a percentage of revenues primarily due to lower than anticipated revenues. We expect that sales and marketing expenses will fluctuate in dollar amount and as a percentage of revenues in the future based on the timing of product market development activities and costs associated with new product releases, marketing promotions, brand awareness campaigns, lead generation programs, and investment in sales and marketing personnel.

     David Dunnigan was appointed Senior Vice President, World Wide Marketing and Sales in March 2000. Mr. Dunnigan previously served as Vice President, World Wide Sales since November 1999. Prior to joining Pervasive Mr. Dunnigan served as Vice President, Sales and Marketing for Novient, Inc., a world wide provider of professional services automation software for the consulting and systems integration industry. Prior to Novient, Inc., Mr. Dunnigan served as General Manager-Front Office VAR Division for Aurum Software, a Baan Company.

     Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $4.2 million and $5.4 million in the three months ended March 31, 1999 and 2000, representing 26% and 43% of revenues, respectively. Research and development expenses were $10.7 million and $14.7 million in the nine months ended March 31, 1999 and 2000, representing 25% and 32% of revenues, respectively. Research and development expenses increased in dollar amount primarily due to the increased hiring of and/or contracting with additional research and development personnel consistent with our initiative announced in October 1999. We anticipate that research and development expenses will continue to fluctuate in dollar amount and as a percentage of revenues in the future in connection with our development of new products and enhancements to existing products.

     Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods. Accordingly, we charged all software development costs to research and development expenses.

     General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of our finance, human resources, information systems and administrative departments. General and administrative expenses were $1.3 million and $1.5 million in the three months ended March 31, 1999 and 2000, representing 8% and 12% of revenues, respectively. General and administrative expenses were $3.5 million and $4.3 million in the nine months ended March 31, 1999 and 2000, representing 8% and 10% of revenues, respectively. We attribute the increase in dollar amount primarily to the increased staffing and associated expenses necessary to manage and support our increased scale of operations, both domestically and internationally. General and administrative expenses increased as a percentage of revenue primarily because of lower than anticipated revenue growth. We believe that our general and administrative expenses will fluctuate in dollar amounts and as a percentage of revenue in future periods based on the timing of investments in our administrative staff to support our worldwide operations.

     Amortization of Excess of Cost Over Fair Value of Net Assets Acquired. We acquired 93% of the capital stock of EveryWare Development Inc. in November 1998, and acquired the remaining outstanding shares in December 1998, for total consideration of $11.8 million, including cash paid to the EveryWare shareholders, transaction costs and the value of employee stock options assumed. We accounted for the acquisition using the purchase method of accounting. We hired an independent third-party appraisal company to determine the valuation of the intangible assets acquired. The valuation allocated the purchase price as follows: $1.8 million attributed to purchased research and development; $1.2 million attributed to current technology; and $200,000 attributed to the assembled workforce. We charged to operations $1.8 million in purchased research and development in the quarter ended December 31, 1998, because the underlying research and development projects had not yet reached technological feasibility and had no alternative future uses. The remaining excess cost over the fair market value of the net assets acquired is being amortized over a ten year period. During the three month periods ended March 31, 1999 and 2000, the Company recorded $275,000 and $276,000, respectively, related to amortization of intangible assets related to the EveryWare and Smithware acquisitions.

     Provision for Income Taxes. We recorded provisions for taxes of approximately $622,000 and $449,000 in the three months ended March 31, 1999 and 2000, respectively. In October 1999, we announced a major initiative to significantly increase sales and marketing and development expenses to capitalize on the market for e-business and mobile computing applications. As a result of these increased expense levels and lower than expected revenues, we anticipate that we will report an operating loss for fiscal 2000. Accordingly, the tax provision for the nine months ended March 31, 2000 reflects the anticipated effective tax rate for the year. Although we anticipate that we will incur an overall loss for the year, we will continue to record a provision for income taxes on profits reported by our foreign operations.

     We believe that, based on a number of factors, it is more likely than not that a substantial amount of our deferred tax assets may not be realized. These factors include:

     .  Recent decline in demand for our database products;

     . Anticipated operating losses in future periods due to increased marketing and development costs;

     .  Limited history of operating profits of our Canadian subsidiary;

     .  Recent increase in expense levels to support our growth;

     . The potential impact of anticipated deductions due to exercise of employee stock options on deferred tax assets with limited carryforward periods; and

     . The intensely competitive market in which we operate and which is subject to rapid change.

     Accordingly, we have recorded a valuation allowance against the deferred tax assets related to the Canadian subsidiary and a valuation allowance to the extent domestic deferred tax assets exceed the potential benefit from carryback or carryover of deferred items to offset taxable income in the current year or prior years.

Liquidity and Capital Resources

     Cash used by operations was $6.5 million for the nine months ended March 31, 2000 as compared with cash provided by operations of $4.3 million for the comparable period in the prior fiscal year. The decrease in cash generated by operations resulted primarily from increases in prepaid expenses, decreases in accounts payable, accrued liabilities and deferred revenue, the timing of income tax payments and the decrease in net income during the period when compared to the net income for the comparable period in the prior year, exclusive of the non-cash charge for purchased research and development.

     During the first nine months of fiscal 1999 and 2000, we had net sales of marketable securities of $743,000 and $2.4 million, respectively, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $4.6 million and $3.6 million in the nine months ended March 31, 1999 and 2000, respectively. This property consisted primarily of computer hardware and software for our employee base. In addition, for the nine months ended March 31, 1999, we purchased furniture, fixtures and leasehold improvements of approximately $1.3 million related to our new facility.

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

     We have entered into licensing agreements with three vendors related to technology included, or to be included, with our internally developed products which require fixed minimum license payments totaling $2.2 million for the year ended June 30, 2000 and $700,000 for each of the years ended June 30, 2001 and 2002. For the nine months ended March 31, 2000 we made payments relating to licensing agreements totaling $2.2 million. License payments are capitalized and amortized over the estimated useful life of the licensed technology (two to five years), or on a per unit basis based on the terms of the license agreement. These license agreements provide for use of the technologies on a perpetual basis or for fixed periods of time.

     On March 31, 2000, we had $34.4 million in working capital, including $10.3 million in cash and cash equivalents and $19.3 million in marketable securities. We have a $10 million revolving line of credit with a bank, but have at no time borrowed under such line. Our line of credit contains certain financial covenants and restrictions as to various matters including our ability to pay cash dividends and effect mergers or acquisitions without the bank's prior approval. We are currently in compliance with such financial covenants and restrictions. We have granted a first priority security interest in substantially all of our tangible assets as security for our obligations under our credit lines.

Recently Issued Accounting Standards

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We are currently studying the implications of SAB No. 101, but it is not likely to have a material impact on the financial statements of the Company.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which further clarifies APB Opinion No. 25, Accounting for Stock Issued to Employees. Management believes that this interpretation will not have a material impact on the Company's financial position or results of operations.

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

     Through the first four months of the calendar year 2000, we have not experienced any significant problems associated with the Year 2000 issue. Although it appears that the Year 2000 issue will not have a significant adverse affect on Pervasive, we continue to offer Year 2000 related support to our customers and monitor the Year 2000 compliance of our internal systems world wide. Undetected errors in our products or internal systems that may be discovered in the future could have a material adverse affect on our business, operating results or financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Canada, Japan, Germany, France, Ireland, England, Belgium, and Hong Kong and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the three or nine months ended March 31, 2000. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 1999.

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

Our Financial Results May Vary Significantly from Quarter to Quarter

   Our operating results have varied significantly from quarter to quarter in the past and will continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside of our control. These factors include:

  .  Fluctuations in demand for our products;

  . Fluctuations in the deployment of client/server applications in which our Pervasive.SQL products are designed to be embedded;

  .  Seasonality and the timing of product sales and shipments;

  . Unexpected delays in introducing new or improvements to existing products and services;

  .  New product releases or pricing policies by our competitors;

  . Impact of changes to our product distribution strategy and pricing policies;

  .  Lack of order backlog;

  .  Loss of a significant customer or distributor;

  .  Changes in purchasing practices by our distributors;

  . A reduction in the number of independent software vendors, or ISVs, who embed our products;

  . Increased expenses related to our recently announced sales and marketing and product development initiatives; and

  .  Changes in the mix of domestic and international sales.

   In recent quarters, we have derived a portion of our revenues from relatively larger orders. The sales cycles for these transactions tend to be longer than the sales cycles on smaller orders. This longer sales cycle for large orders makes it difficult to predict the quarter in which these sales will occur. Accordingly, our operating results may fluctuate from quarter to quarter based on the existence and timing of larger orders. A reduction in large orders during any quarter could materially impact our revenues.

   In October 1999, we announced a major initiative to significantly increase sales and marketing and development expenses to capitalize on the market for e-business and mobile computing applications. We anticipate that we may incur operating losses as a result of the increased expenses related to these initiatives. We cannot be certain that these initiatives or future initiatives will successfully generate license revenue from our Tango and Pervasive.SQL products.

   In addition, our revenues for the three months ended March 31, 2000 decreased from our revenues for the three months ended December 31, 1999, primarily due to lower sales pipeline entering the quarter, the recent reorganization of our domestic sales force and what we believe to be a general softening in the packaged client/server applications market contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We believe each of these factors could continue to negatively affect sales of both our Pervasive.SQL and our Tango products in the future, particularly in upcoming quarters. In addition, we reorganized our domestic sales organization in January 2000, resulting in centrally managed domestic telesales and domestic OEM sales operations. These telesales and OEM sales activities were previously managed by district managers in the field. A similar reorganization is currently being deployed in Europe. These adjustments could negatively impact our revenue for the near term as our sales representatives and sales managers become accustomed to their new assignments. Accordingly, we anticipate that our quarterly revenues may not increase, and could decline sequentially, in the quarter ended June 30, 2000.

   Significant portions of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if our revenues are below our expectations, our operating results are likely to be adversely and disproportionately affected. In addition, we may change our prices, distribution strategy and policy and have already announced plans to accelerate our investment in research and development, as well as sales and marketing to pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations.

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

Our Success Depends on Our Management of Significant Growth and Change Within Our Business

   We have expanded our operations rapidly since inception, resulting in new and increased responsibilities for management and placing a strain upon our financial and other resources. During this period, we have experienced revenue growth, an increase in the number of our employees, an expansion in the scope of our operating and financial systems and an expansion in the geographic area of our operations. In particular, we had a total of 391 employees at March 31, 2000, as compared to 323 at March 31, 1999. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition will be materially adversely affected.

Our Performance Depends on Market Acceptance of Pervasive.SQL

   We derive a significant portion of our revenues from the license of our Pervasive.SQL products. In particular, we are becoming increasingly dependent on market acceptance of our recently introduced Pervasive.SQL 2000 product, as revenues from our older database products, Btrieve and Pervasive.SQL 7, decline in future quarters. Revenue from Pervasive.SQL 2000 declined in the three months ended March 31, 2000 relative to the three months ended December 31, 1999 and this trend may continue in future quarters. Market acceptance of Pervasive.SQL 2000 may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and what we believe is a softening in the market for client/server applications of the type built on Pervasive.SQL 2000. Although we recognized increased revenue from Pervasive.SQL 2000 in both the three months ended September 30, 1999 and the three months ended December 31, 1999, one-time upgrades from earlier versions of our products, our favorable upgrade pricing, or other factors may have contributed to such increased revenues and such increases may not continue in future quarters.

Our Performance Depends on Our Ability to Successfully Market and Support Tango

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

     . Our ability to further integrate Pervasive.SQL with the Tango products and coordinate our sales and marketing efforts relating to these products;

     . Our ability to recruit and train new and existing developers, value-added resellers, systems integrators, Web integrators and consultants;

     . The success of promotions involving our Tango development environment and our ability to ultimately receive Tango Application Server revenue from past and future promotions;

     . Our ability to develop and market product enhancements that will lead to broader adoption of Tango by Web developers;

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

We Have Significant Product Concentration

   Historically, we have derived substantially all of our revenues from our Pervasive.SQL and Btrieve data management products. On June 30, 1999, we discontinued general availability of our Btrieve products to consolidate our development, marketing and technical support resources behind our current Pervasive.SQL products. Accordingly, our data management-related revenue from licenses of Pervasive.SQL may continue to account for substantially all of our revenues for the foreseeable future. We experienced a slight decline in demand for the most recent release of our data management product, Pervasive.SQL 2000, and a significant decline in demand for older versions of our database products, resulting in an overall decline in revenue for the three months ended March 31, 2000 relative to the three months ended December 31, 1999. Our future operating results will depend upon continued market acceptance of Pervasive.SQL. A continued decrease in demand or a decline in market acceptance for our Pervasive.SQL product would have a damaging effect on our business, operating results and financial condition.

Our Efforts to Develop Brand Awareness of Our Products May Not be Successful

   We believe that developing and maintaining awareness of the "Pervasive" and "Tango" brand names is critical to achieving widespread acceptance of our products. The importance of brand recognition will increase as competition increases in the market for Web-based development and deployment products. A key element of our business strategy is to commit significant resources to promote our brands. We have not obtained a United States registration for all of these names, and we are aware of other companies that use the word "Pervasive" or "Tango" either in their marks alone or in combination with other words. We expect that it may be difficult or impossible to prevent third-party usage of these names and variations of these names for competing goods and services. Competitors or others that use marks that are similar to our brand names may cause confusion among actual and potential customers, which could prevent us from achieving significant brand recognition. Additionally, we may be unable to sell our products under the "Tango" brand name in certain foreign countries where third parties have already registered a trademark for this brand name. If we fail to promote and maintain our brands or incur significant related expenses, our business, operating results and financial condition could be materially adversely affected.

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

A Small Number of Distributors Account For a Significant Percentage of Our Revenues

   The loss of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors, value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the nine months ended March 31, 2000, three distributors accounted for approximately 21% of revenues, and in the nine months ended March 31, 1999, two distributors combined accounted for approximately 19% of revenues. We expect that we will continue to be dependent upon a limited number of distributors for a significant portion of our revenues in future quarters. Moreover, we expect that such distributors will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

Our Software May Contain Undetected Errors or Defects

   Errors or defects in our products may result in loss of revenues or delay in market acceptance, and could materially adversely affect our business, operating results and financial condition. Software products such as ours may contain errors or defects, sometimes called "bugs," particularly when first introduced or when new versions or enhancements are released. From time to time, we discover software errors or defects in certain of our new products after their introduction. Despite our testing, current versions, new versions or enhancements of our products may still have defects and errors after commencement of commercial shipments. Product defects can put us at a competitive disadvantage and can be costly and time consuming to correct.

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

We Face Significant Competition From Other Companies

   We encounter competition for our database products primarily from large, public companies, including Microsoft, Oracle, Informix, Sybase, IBM and Progress. In particular, Sybase's small memory footprint database software product, Adaptive Server Anywhere, and Microsoft's product, SQL Server, directly compete with our products. In addition, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established and emerging companies.

   The Web development and deployment market is an emerging, intensely competitive environment, subject to rapidly changing products and new market participants. The market is also undergoing significant consolidation, which could result in the creation of a relatively few dominant players. In the last two years, Netscape acquired Kiva Software, Sun Microsystems acquired NetDynamics and BEA Systems acquired WebLogic. Oracle, Microsoft and IBM have each entered the Web development and deployment market with internally developed solutions. The primary competitor for our Tango development environment and application server is Allaire's Cold Fusion product. Additional competitors include Silverstream, Bluestone and HAHT Software. Another set of competitors could arise as traditional online transaction processing and database vendors expand their application server solutions to include Web-based application development software. We believe that, given the projected size of the market and strong trend towards distributed computing, it is likely that additional competitors may enter the market. This could lead to intense pricing pressure, particularly on front-end development tools and perhaps the application server, and result in higher research and development costs to compete on a feature-for-feature basis.

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

We Increasingly Depend on the Growth of International Sales and Operations

   We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the nine months ended March 31, 2000, we derived 49% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

  .  Quality control of certain development activities; and

  .  Political and economic instability.

   We are currently reorganizing our sales and marketing organization in Europe to centralize functions and better match our organizational structure to the type of customer. However, these adjustments could negatively impact our revenue for the near term as our sales representatives and sales managers become integrated into their new assignments. Accordingly, our quarterly revenues may not increase, and could decline sequentially, in the three months ending June 30, 2000.

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

   We expect that our international operations will continue to place financial and administrative demands on us and our management, including operational complexity associated with international facilities, administrative burdens associated with managing relationships with foreign partners and treasury functions to manage foreign currency risks and collections.

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

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          Class action complaints were filed in November and December 1999 in the U.S. District Court for the Western District of Texas against the Company and certain of its officers and directors. The cases were consolidated in a single amended consolidated complaint filed in January 2000. The amended consolidated complaint alleges that the Company and certain of its officers and directors violated federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934, by making false statements and failing to disclose material information to artificially inflate the price of the Company's common stock during the Class Period of July 15, 1999 to October 21, 1999. The Company and other defendants filed motions to dismiss the suit on February 7, 2000. No ruling has been made on the motion to dismiss the suit. While the proceedings are at a very early stage, the Company believes the suit is without merit and intends to defend itself vigorously.


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

          *Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

          ** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).

     (b)  Reports on Form 8-K
            No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2000                 PERVASIVE SOFTWARE INC.
                                    (Registrant)



                                    By:     /s/ James R. Offerdahl
                                       ---------------------------------------
                                        James R. Offerdahl
                                          Chief Operating
                                          Officer and Chief Financial
                                          Officer (Duly Authorized Officer and
                                          Principal Financial Officer)

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