Form 10-K
period 2000-06-30
PERVASIVE SOFTWARE INC
filed 2000-09-28
CIK 1042821

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2000

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

                               ----------------

                                (512) 231-6000
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value

                             (Title of each class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1)    Yes   X                No
                  (2)    Yes   X                No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of September 25, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $32,686,792. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of September 25, 2000 there were 15,809,379 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III--Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's Annual Meeting of Stockholders to be held on November 9, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            PERVASIVE SOFTWARE INC.
                            FORM 10-K ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                                 JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                           Page
 PART I.................................................................      1
    Item 1.  Business...................................................      1
    Item 2.  Properties.................................................     20
    Item 3.  Legal Proceedings..........................................     20
    Item 4.  Submission Of Matters To A Vote Of The Security Holders....     20
    Item 4a. Executive Officers of the Registrant.......................     21

 PART II................................................................     23
    Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters........................................     23
    Item 6.  Selected Consolidated Financial Data.......................     24
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     25
    Item 7a. Quantitative and Qualitative Disclosures About Market
             Risk.......................................................     32
    Item 8.  Consolidated Financial Statements and Supplementary Data...     32
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................     32

 PART III...............................................................     33
    Item 10. Directors and Executive Officers of the Registrant.........     33
    Item 11. Executive Compensation.....................................     33
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................     33
    Item 13. Certain Relationships and Related Transactions.............     33

 PART IV................................................................     34
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
             8-K........................................................     34

 SIGNATURES.............................................................     35

                                    PART I

ITEM 1. BUSINESS

   The statements contained in this Report on Form 10-K and in the Annual Report that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. Please see "Risk Factors that May Affect Future Results," "Special Note Regarding Forward-Looking Statements" and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

Overview

   Pervasive Software is a leading worldwide provider of data management solutions and services which dramatically simplify the development, deployment and management of business applications for Small and Medium Enterprises ("SME"). Our low cost of ownership database product, Pervasive.SQL, is widely installed with over 3.5 million server seats licensed to date. With Pervasive.SQL, software developers ("ISVs") can create sophisticated yet low maintenance applications that reach beyond the desktop to easily share information from workstations to the Web. Our software is designed to be integrated by ISVs into their Web or client/server applications that are sold to SMEs, which typically have little to no IT infrastructure. As a result, these SME end users can concentrate on running their businesses instead of managing the database underlying their applications, which is particularly critical to this large market. Our comprehensive approach to selling, marketing and supporting our offerings is designed to drive simplicity into, and mask the complexity of, data management solutions, specifically addressing the needs of ISVs who build software applications and value-added resellers ("VARs") who sell and deploy them to SMEs. We develop, market, sell and support our offerings worldwide through our principal office in Austin, Texas, and through international offices in Brussels, Frankfurt, Paris, London and Tokyo.

Industry Background

   The Internet is affecting markets everywhere as it provides a mechanism to compete globally and deliver goods and services without the traditional business models required prior to its establishment. Businesses worldwide, whether they are small and growing companies or large, well-established enterprises, are looking for ways to take advantage of the Web. Web-enabled businesses are being born at a rapid pace, and many established businesses are just starting to develop a Web presence.

   Forrester Research predicts that the business-to-business electronic commerce market will grow from $406 billion in 2000 to $2.7 trillion in 2004. To address this market, companies must create robust e-business applications that exchange complex information in real time with a high degree of reliability. We believe there will be a proliferation of data-driven Web applications, which will drive the application development market over the next few years in the U.S., Europe and Asia Pacific.

   Similarly, Cahners In-Stat Group predicts that the domestic software market for SMEs will grow from $48.2 billion in 2000 to $66.3 billion in 2003 and domestic database spending by SMEs will grow from $11.2 billion in 2000 to $13.6 billion in 2003. SMEs are phasing in their adoption of the Web, beginning with a mere Web presence, followed by e-commerce and ultimately complete integration of their business with the Web.

   Because of their relative size, SMEs are in a position to quickly and cost effectively take advantage of emerging Web applications that integrate outside services, sales, marketing, accounting and customer service. We believe SMEs will require a new breed of software applications and significant integration services as they integrate the Web into their businesses, creating a large opportunity for ISVs developing and deploying applications targeted at SMEs. We believe ISVs will require data management technology and development services that speed their application time to market, with simplified, reliable, high performance Web and data management functionality.

   The Linux operating environment is contributing to the growth of business-to-business e-commerce. According to IDC, shipments of Linux operating environments will grow to 6.8 million worldwide by the year 2003. Linux is quickly becoming a preferred platform for many types of development and deployment because of its relatively low-cost operation, its reliability and scalability. We believe ISVs and VARs require data management solutions that operate in a broad range of operating system environments, including Linux.

   In addition, the emergence of XML, or Extensible Markup Language, as a possible new information management standard, has the potential to dramatically change information management methods. XML more effectively stores, retrieves and exchanges complex data types and speeds the performance of e-business applications allowing for improved business-to-business interactivity. XML addresses the data interchange pains felt by developers dependent on proprietary formats, and the need to integrate applications at the information (data) layer. As a result, we believe the emergence of a significant market for XML enabled applications is possible.

   The Web, Linux and XML are all driving the growth of e-business application development for use by both SMEs and large enterprises alike. We believe ISVs and VARs serving these markets will require simplified development environments and tools, platform independent deployment options, and integration services in order to develop and deploy fully functional and easy to maintain Web applications.

The Pervasive Solution

   Pervasive Software is a leading worldwide provider of data management solutions and services which dramatically simplify the development, deployment and management of business applications for SMEs. Today, over 10,000 independent software developers, value-added resellers, and systems integrators have developed or deployed applications that use our Pervasive.SQL database products. Pervasive.SQL uniquely combines the high performance associated with enterprise-class databases with numerous low maintenance features, and is ideally suited for Web and client/server applications deployed on a wide variety of operating systems and devices. Our offerings allow a broad range of software developers to:

  . Build low cost of ownership applications for use in SME environments characterized by little to no IT infrastructure,

  . Build applications that support multiple operating systems, including NT, NetWare, Linux and Solaris,

  . Embed our database inside their applications, permitting development of tightly integrated applications, and

  . Satisfy small memory footprint requirements required by a wide range of application and hardware environments, maximizing resources available to the application.

   Many SME organizations with scarce IT resources rely on our channel of software developers, value-added resellers, application service providers, Web and systems integrators and consultants to help them develop, deploy and maintain business applications. Our products and marketing approach are specifically tailored to meet the needs of our channel partners and their customers. In particular, we have designed sales, marketing, training, professional services and licensing programs to encourage development of new Web and client/server applications with Pervasive.SQL. We believe that our sharp focus on our channel partners and their customers provides us with multiple sales opportunities, a cost-effective, value-added source of service and technical support and a large, loyal and well-educated channel that develops and deploys applications using our offerings.

The Pervasive Strategy

   Pervasive's goal is to Web-enable SMEs worldwide by being the leading provider of data management solutions and services for Web and client/server applications. The Company has tailored its database and information management offerings to meet the specific needs of ISVs and VARs that develop solutions for SMEs with little to no IT infrastructure. Key elements of our strategy to attain this goal are:

   Move SMEs to the Web. Our low cost of ownership database is widely installed with over 3.5 million server seats licensed since our inception in 1994. Many of these seats are deployed in SME organizations and continue to utilize previous versions of our database products. We believe we have a significant opportunity in upgrading these seats to our current or next generation Web and client/server database products. We intend to reach this installed base through our loyal channel of more than 10,000 ISVs, VARs, systems integrators and consultants. We intend to conduct joint marketing programs with our channel partners encouraging upgrades to recent versions of our databases, upgrades of additional user counts, upgrades to new or additional platforms, as well as upgrades of the ISVs' applications themselves.

   Move our Worldwide Channel Partners to the Web. We believe our past investments in training and educating our channel partners worldwide, our long-term relationships with ISVs and VARs and our success in encouraging them to embed our products into their applications has created a competitive advantage in the marketplace. Our channel approach is designed to further the integration of our products into Web and client/server applications and to stimulate sales of the applications themselves. We intend to continue to build partner loyalty by providing significant revenue opportunities, ISV certification programs, and VAR authorization programs via our enhanced marketing, training, consulting and lead sharing programs.

   Explore New Markets. We have excelled in simplifying the complexity associated with data management for thousands of client/server applications. We believe the proliferation of the Web, new operating systems such as Linux, as well as the potential for future changes in database standards such as XML will dramatically increase the development of many new software applications used by an even broader set of end users, as well as increase the demand for implementation services required by those end users. To exploit these market opportunities, we intend to:

  . Market our technologies to our channel of ISVs developing applications on Windows 2000 and also on Linux and Solaris to which we recently ported our Pervasive.SQL database,

  . Explore opportunities to provide application development and consulting services to our channel of ISVs to speed time to market of their Web applications and services, and

  . Evaluate extensions of our technologies to next generation database standards as they emerge, including a possible extension of our database Microkernel to support XML.

Offerings

   Pervasive has a wide range of data management offerings that enable software developers, application service providers, Web and systems integrators, consultants and value-added resellers to quickly and easily develop, deploy and maintain Web and client/server applications for SME. The resulting applications enable organizations in multiple industries to automate a wide range of business critical functions. The following tables describe our comprehensive line of database products and development tools:

  Product                                    Description                       Platforms

  Pervasive.SQL            High performance transactional and relational    Windows NT/
  Server                   database engine targeted at high volume          2000/98/95/3.1
                           transaction applications and optimized for       NetWare
                           reporting, ad hoc query and decision support     Sun Solaris
                           systems.                                         Linux
---------------------------------------------------------------------------------------------
  Pervasive.SQL            Multi-user configuration of Pervasive.SQL for    Windows NT/
  Workgroup                environments without a dedicated network server. 2000/98/95
---------------------------------------------------------------------------------------------
  Pervasive.SQL            Single user version of Pervasive.SQL that allows Windows NT/
  Workstation              migration from single user to client/server with 2000/98/95 little or no code changes.
---------------------------------------------------------------------------------------------
  Pervasive.SQL            Developer kit for Pervasive.SQL that provides    Windows NT/
  Software                 tight integration with leading development tools 2000/98/95
  Developer Kit            such as Microsoft's Visual Basic and Visual C++,
                           Symantec's Visual Cafe, and Inprise's Delphi and
                           supports industry standards such as ODBC, JDBC
                           and OLE DB.
---------------------------------------------------------------------------------------------
  Pervasive.SQL            Server that provides for the Internet enabling   Windows NT
  I*net Data               of existing Pervasive.SQL and Btrieve
  Server                   applications with little or no code changes
---------------------------------------------------------------------------------------------
  Pervasive.SQL            General-purpose system for replication and       Windows NT/
  Replication--Server      synchronizing database information across        2000/98/95 (beta)
  Edition and Workstation  databases backed by Pervasive.SQL 2000 servers.
  Edition


   Our line of database and information management software offers the high performance associated with enterprise databases combined with the simplicity of our zero administration technology. These products enable our independent software vendor and value-added reseller customers to more profitably develop, deploy and maintain Web and client/server applications that provide robust functionality and low overall cost of ownership in SME environments with scarce IT resources. Pervasive's database and information management software simplifies development by enabling developers to write applications capable of running on multiple platforms and being scalable with little or no modification from single user workstation to client/server environments. Business critical applications built on our databases enable organizations to implement Web and client/server systems and automate critical business functions without the costs and complexities typically associated with enterprise-class applications and databases.

   In addition to our database server products, we offer the Pervasive.SQL Software Developer Kit, which includes tools, documentation, sample applications and licenses to enable programmers to quickly and easily develop and test applications that embed our databases. The Pervasive.SQL Software Developer Kit is designed to attract new independent software vendors to the Pervasive.SQL development community. It provides tight integration with leading development tools such as Microsoft's Visual Basic and Visual C++, Symantec's Visual Cafe, and Inprise's Delphi and supports industry standards such as ODBC, JDBC and OLE DB.

Product Characteristics

   The following table describes the principal characteristics and benefits of our data management product offerings.

  Product Characteristics              Description                          Benefits

  Embeddable                Designed to be "hidden" inside an  Allows broad deployment of complex
                            application, permitting            distributed applications into
                            development of a tightly           environments with minimal or no
                            integrated application.            information technology
                                                               infrastructure.
-------------------------------------------------------------------------------------------------
  Small Memory              Internal memory requirements:      Maximizes resources available to
  Footprint                 Pervasive. SQL    6 MB             the application and enables
                                                               operation on a wide range of
                                                               hardware.
-------------------------------------------------------------------------------------------------
  Simplified Data           Pervasive.SQL automates            Requires low level of IT support
  Management                administrative functions, such as  making complex and cost effective
  Features                  disk space allocation, memory and  Web and client/server applications
                            index management, which            easily adaptable to meet ever-
                            significantly reduces the need     changing business demands.
                            for ongoing maintenance.
-------------------------------------------------------------------------------------------------
  Multi-platform            Pervasive.SQL supports a broad     Provides flexibility and leverages
  Deployment                range of operating systems         existing company standards and
                            including Windows NT/2000/98/95,   infrastructures, decreasing
                            NetWare, Sun Solaris, Linux,       training time and increasing
                            Windows CE, Palm OS (beta)         productivity, while allowing the
                            and various RTOSs.                 user to use the best tools for the
                                                               job.
-------------------------------------------------------------------------------------------------
  Portability               Deployments of Pervasive.SQL can   Allows development and deployment
                            be easily migrated to any          to be done on the most optimal
                            supported platform                 platform that meets the business
                                                               and resource requirements.
-------------------------------------------------------------------------------------------------
  Replication/              A general-purpose system for       Provides support for asynchronous
  Synchronization           replicating and synchronizing      bi-directional database
  (in beta)                 database information across        replication across TCP/IP
                            databases backed by Pervasive.SQL  networks, including the Internet.
                            servers.
-------------------------------------------------------------------------------------------------
  Reliability               Pervasive.SQL is based on          Provides high degree of data
                            industry-proven technology.        integrity and stability to
                                                               business applications.
-------------------------------------------------------------------------------------------------
  Configurability           Pervasive.SQL can access local     Enables the storage and processing
                            and distributed data               of databases to be distributed
                            simultaneously.                    throughout the network.
-------------------------------------------------------------------------------------------------
  Application Scalability   Applications can run in any        Offers cost savings for developers
                            configuration from single user     and end users because a single
                            workstation to supporting          application can be deployed in
                            hundreds of concurrent users in    multiple configurations without
                            client/server and Web              modification.
                            environments.
-------------------------------------------------------------------------------------------------
  Industry                  Industry standard interface        Allows ODBC, JDBC and OLE DB
  Standard Connectivity     enabling any application to        compliant applications to access
                            communicate with any database.     data stored in any Pervasive.SQL
                                                               database.
-------------------------------------------------------------------------------------------------
  Common MicroKernel        Transactional and relational       Allows developers to choose the
  Database Engine           applications can simultaneously    appropriate data access method:
                            share common databases.            transactional access for high
                                                               volume and relational access for
                                                               reporting, queries and decision
                                                               support.

Sales and Marketing

   Pervasive's sales and marketing organization focuses on our worldwide channels by targeting software developers that build Web and client/server applications and the ASPs, Web and systems integrators, consultants and value-added resellers that sell and implement the applications to end users. Our marketing organization has primary responsibility for product direction and has developed a number of programs utilized by the sales organization to support our channel partners, such as our OEM program for independent software vendors and partner programs for Web and solutions integrators, consultants and value-added resellers. These programs are worldwide in scope and capture leads from a variety of marketing programs including direct response marketing and advertising, joint marketing and public relations.

   Our OEM program focuses on recruiting independent software vendors worldwide to embed our database products on an OEM basis. The OEM program is designed to generate mutually beneficial strategic relationships between Pervasive and our independent software vendors and ongoing royalties for us through licensing contracts, which are typically for three-year terms. This program offers our OEM partners joint marketing services volume discounts, specialized technical support, training and consulting, which enable delivery of tightly integrated solutions to end users.

   Our other sales and marketing programs recruit software developers and channel partners to develop applications that are designed to be deployed with shrink-wrap versions of Pervasive's database products. These programs include trade shows, direct mail, telemarketing and telesales activities and hands-on seminars that are designed to further recruit, develop, support and train software developers and channel partners to facilitate the deployment of Web and client/server applications based on our products. And, if volumes become sufficient, the sales group recruits these software developers into our OEM program.

   The international sales organization utilizes a channel of distribution partners and OEMs worldwide. The distribution partners implement sales and marketing programs for a particular region, typically using our business alliance, distributor or master distributor programs. In addition to managing these distributor relationships, the international sales group recruits and supports channel partners with the same programs as the domestic sales groups. We currently have international sales offices in Frankfurt, Paris, Brussels, London and Tokyo.

Customer Service and Technical Support

   We offer multiple levels of worldwide customer services, including technical support, professional consulting services, training, and product maintenance. First level, or front line, support responds to most customer inquiries that are routine in scope via telephone and email. Second level, or back line, support responds to escalated technical issues and supports our large partners with dedicated technical expertise. Self-help support is also available via our Web site, which includes a searchable knowledge base, answers to frequently asked questions and technical white papers. Customer service is provided at no charge for the first 30 days after initial purchase and at any time via our Web site. After 30 days, we offer contract and fee-based per-incident and premium support programs.

   We have a professional services group to fulfill demand for fee-based consulting services from our developer customers and channel partners as they retool their applications for use in Web environments. These consulting services include development services to migrate existing applications to the Web, design and build new Web applications, upgrade existing applications to the latest Pervasive.SQL release, and optimize database functionality through performance testing, database schema design and review, and replication services. End user consulting opportunities are often referred to our channel partners to strengthen channel loyalty, build the channel's technical ability and increase the resource base available for future growth.

   We have a training group that trains our channel partners in the use of our products for optimal performance and feature utilization. In addition, our training group supports our channel partner certification and authorization programs by participating in the delivery of training and certification services to build the technical quality of our authorized channel partners.

   In order to provide a higher quality of customer support, we have a specialized product maintenance group. This group combines traditional technical support expertise with an engineering development team to provide maintenance for all products, develop customer-driven enhancements to our products, issue regularly scheduled service packs and handle escalations of highly technical customer issues.

   Worldwide customer support, professional services and training are provided through our corporate offices in Austin, Texas and through support and development centers in Brussels and Tokyo.

Research and Development

   We have made substantial investments in research and development through both internal development and technology acquisition. As of June 30, 2000, we had 136 employees in research and development, and our research and development expenditures for continuing operations for fiscal 1998, 1999 and 2000 were $9.6 million, $13.1 million and $13.7 million, respectively. In July 2000, we reduced our workforce by approximately 100 employees, the majority of which were in research and development and technical support relating to our discontinued Tango product line. Currently, we have 57 employees in research and development dedicated to our Pervasive.SQL database products. We will continue to invest heavily in focused research and development resources to further our vision of software development environments that dramatically simplify the development, deployment and maintenance of Web and client/server applications.

   Our development efforts consist primarily of adding new differentiating product features to simplify the development and deployment while expanding the number of computer and network operating systems and device platforms on which the products can be installed and maintaining the ability to run in multiple operating system environments. We continue to focus development activities on enhancing Pervasive.SQL with features and functionality required by today's SME customer and the channel of ISVs, VARs and consultants who serve them.

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

Technology

   Pervasive.SQL utilizes our MicroKernel Database Architecture Engine, or MKDE, architecture. A primary feature of the MKDE architecture is that it enables applications to have simultaneous transactional and relational access to data. Pervasive.SQL provides a number of advantages over other database management systems including:

  .  Multi-platform functionality (NT, NetWare, Solaris, Linux);

  . Integration with leading development tools and standards such as Visual Basic, C++, Visual Cafe, Delphi, ODBC, JDBC, and OLE DB;

  . Scalability, from single member workstations, to workgroups, client/server systems and the Web, to embedded systems and mobile devices;

  .  Enhanced automatic tuning designed to increase performance;

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

   The database configurations available include the following:

  . Server. In a Web environment, a small requester module on the Web application server routes requests to the server database engine. In a client/server environment, a workstation module routes requests to the server database engine. These configurations minimize both information transfer traffic and the use of application server or workstation resources.

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

  . Embedded Systems. The embedded systems configuration is a small foot-print (i50K) engine providing in-memory and file data storage suitable for applications built for real-time operating systems, such as Wind River VX Works and QNX Neutrino.

  . Mobile Devices. The mobile device configuration is a small foot-print (i50K to i400K) engine that supports platforms such as Windows CE and Palm OS (in beta) and is suitable for applications running on devices such as hand held computers, PDAs, Internet screen phones, and other Internet appliances.

Competition

   We encounter competition for our database products primarily from large, public companies, including Microsoft, Oracle, Informix, Sybase, IBM and Progress. In particular, Sybase's small memory footprint database software product, Adaptive Server Anywhere, and Microsoft's product, SQL Server, currently compete with our products. Microsoft has devoted resources to making its SQL Server product increasingly applicable to the market for our products. We believe that Microsoft will continue to incorporate SQL Server technology into its operating system software and certain of its server software offerings, possibly at no additional cost to its users. Microsoft's activities could materially adversely affect sales of our products on the Windows NT platform. In addition, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established and emerging companies.

   Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers. In addition, some competitors have demonstrated willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that announcements of competing products by large competitors such as Microsoft, Oracle, Informix, Sybase, IBM, Progress or others could result in the cancellation of customer orders in anticipation of the introduction of such new products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and which may limit our ability to sell our products through particular distribution partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business. We cannot be certain that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially adversely affect our business, operating results and financial condition.

Proprietary Rights

   Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new research and developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot be certain that others will not develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets owned by us. We license our database software products primarily under "shrink wrap" licenses (i.e., licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package. We believe, however, that these measures afford only limited protection.

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

Employees

   As of June 30, 2000, we employed 347 full-time employees, including 88 in sales and marketing, 136 in research and development, 53 in technical support, 16 in professional services and training and 54 in general and administrative. In July 2000, we reduced our workforce by approximately 100 employees, the majority of which were in research and development and technical support relating to our discontinued Tango product line. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, we face intense competition for such personnel, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in attracting, assimilating and retaining other qualified personnel in the future. We are not subject to any collective bargaining agreement and we believe that our relationships with our employees are good.

Facilities

   In October 1998 we moved our headquarters to a new facility in Austin, Texas, and now lease approximately 91,000 square feet. The facility provides additional space and expansion options at rental rates per square foot consistent with our previous facility. This facility is leased through September 2008. We currently lease international offices in Frankfurt, Paris, Brussels, London and Tokyo. We continue to be obligated under a lease for office space in Toronto. We are actively attempting to sublet this idle facility.

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

Our Financial Results May Vary Significantly from Quarter to Quarter

   Our operating results have varied significantly from quarter to quarter in the past and will continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside of our control. These factors include:

  .  Fluctuations in demand for our products or upgrades to our products;

  . Fluctuations in the demand for and deployment of client/server applications in which our Pervasive.SQL products are designed to be embedded;

  .  Seasonality and the timing of product sales and shipments;

  . Unexpected delays in introducing new or improvements to existing products and services;

  . New product releases, licensing models or pricing policies by our competitors;

  . Impact of changes to our product distribution strategy and pricing policies;

  .  Lack of order backlog;

  .  Loss of a significant customer or distributor;

  .  Changes in purchasing and/or payment practices by our distributors;

  . A reduction in the number of independent software vendors, or ISVs, who embed our products or VARs who sell and deploy our products;

  .  Changes in the mix of domestic and international sales; and

  .  Losses associated with discontinued operations.

   Our revenues for each quarter in fiscal year 2000 decreased sequentially from the previous quarter, due to a combination of factors, including: lower sales pipelines, the reorganization of our domestic and European sales forces during the year, management changes in our worldwide sales organization, management changes in our Japanese subsidiary, our past focus of resources and management attention on our discontinued Tango product line, competitive forces and what we believe to be a general softening in the packaged client/server applications market contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We believe each of these factors could continue to negatively affect sales of our Pervasive.SQL product in the future, particularly in upcoming quarters. In addition, we have generally experienced relatively weaker demand in the quarter ending September 30 due to seasonal customer buying patterns.

   Significant portions of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if our revenues are below our expectations, our operating results are likely to be adversely and disproportionately affected. In addition, we may change our prices, change our distribution strategy and policies, accelerate our investment in research and development, sales or marketing efforts in response to competitive pressures or pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations.

   In July 2000, we announced a restructuring to focus on our core database business. As part of the restructuring, we recorded in the fourth fiscal quarter a charge of $17 million or $1.08 per share for discontinued operations related to our Tango product line. While we currently continue to support our Tango customers, we are exploring strategic alternatives for the Tango product line, including its possible sale. Our operating results have fluctuated in the past due to charges relating to the discontinued Tango operations and may continue to fluctuate in future quarters depending upon the timing and nature of final disposition of our Tango product line. Our operating results could also be harmed in the event that additional liabilities related to the discontinued Tango product line arise.

   In addition, as part of the restructuring, we reduced our workforce by approximately 100 employees, or approximately 28 percent of our worldwide workforce. The majority of the reductions occurred in our Toronto office and our Austin headquarters. The workforce reduction was primarily related to the discontinuance of the Tango product line; however, we also reduced a portion of our Pervasive.SQL related workforce. The cost of the Pervasive.SQL workforce reduction is approximately $400,000 and will be recorded as an operating cost in the quarter ending September 30, 2000.

   In addition, we may experience fluctuations in our operating results based on our past and future acquisitions of businesses and product lines. For example, we incurred losses in the quarters ended December 31, 1998 and 1999; March 31, 2000 and June 30, 2000; primarily due to losses incurred by the now discontinued Tango product line.

   We derive a portion of our revenues from relatively larger orders. The sales cycles for these transactions tend to be longer than the sales cycles on smaller orders. This longer sales cycle for large orders makes it difficult to predict the quarter in which these sales will occur. Accordingly, our operating results may fluctuate from quarter to quarter based on the existence and timing of larger orders. A reduction in large orders during any quarter could materially impact our revenues.

We Must Successfully Manage Our Recent Reduction in Workforce

   In July 2000, we reduced our workforce by approximately 100 employees or approximately 28 percent of our worldwide workforce. The workforce reduction was primarily related to the discontinuance of the Tango product line; however, we also reduced a portion of our Pervasive.SQL related workforce, primarily in our development organization. Any failure to manage the impact of the Pervasive.SQL workforce reduction on our Pervasive.SQL product development schedules, to retain our remaining Pervasive.SQL employees and to recruit new employees in the future could have a material adverse effect on our business, operating results and financial condition.

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

Our Success Depends on Our Management of Growth and Change Within Our Business

   We have generally expanded our operations since inception, resulting in new and increased responsibilities for management and placing a strain upon our financial and other resources. Since our inception, we have experienced periods of revenue growth, a general increase in the number of our employees, a general expansion in the scope of our operating and financial systems and an expansion in the geographic area of our operations. In particular, we had a total of 347 employees at June 30, 2000, as compared to 358 at June 30, 1999 and 220 at June 30, 1998. In July 2000, we announced the discontinuance of our Tango operations and a reduction in our workforce of approximately 100 employees. In order to manage any future growth effectively, we will be required to implement and improve our operational systems, procedures and controls on a timely basis. If we experience future growth and fail to implement and improve these systems, our business, operating results and financial condition will be materially adversely affected.

Our Performance Depends on Market Acceptance of Pervasive.SQL

   We derive substantially all of our revenues from the license of our Pervasive.SQL products. In particular, we are becoming increasingly dependent on market acceptance of our Pervasive.SQL 2000 product introduced in June 1999, as revenues from our older database products, Btrieve and Pervasive.SQL 7, have declined and are expected to continue to decline in subsequent quarters. Market acceptance of Pervasive.SQL 2000 may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and what we believe is a softening in the market for client/server applications of the type built on Pervasive.SQL 2000. Market acceptance of Pervasive.SQL 2000 and future upgrades also may be influenced by factors in our control such as product quality and relative demand for feature and functionality upgrades. Although we recognized increased revenue from Pervasive.SQL 2000 in both the three months ended September 30, 1999 and the three months ended December 31, 1999, one-time upgrades from earlier versions of our products, our favorable upgrade pricing, or other factors may have contributed to such increased revenues and such increases may not continue in future quarters. In fact, revenue from Pervasive.SQL 2000 declined in the three months ended March 31, 2000 relative to the three months ended December 31, 1999, but then grew in the three months ended June 30, 2000 relative to the three months ended March 31, 2000.

Our Efforts to Develop Brand Awareness of Our Products May Not be Successful

   We believe that developing and maintaining awareness of the "Pervasive" brand name is critical to achieving widespread acceptance of our products. Brand recognition is important given competition in the market for data management products. We have not obtained a United States registration for all of these names, and we are aware of other companies that use the word "Pervasive" either in their marks alone or in combination with other words. We expect that it may be difficult or impossible to prevent third-party usage of the Pervasive name and variations of this name for competing goods and services. Competitors or others that use marks that are similar to our brand name may cause confusion among actual and potential customers, which could prevent us from achieving significant brand recognition. If we fail to promote and maintain our brand or incur significant related expenses, our business, operating results and financial condition could be materially adversely affected.

We May Face Problems in Connection With Future Acquisitions or Joint Ventures

   In the future, we may acquire additional businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Our negotiations of potential acquisitions or joint ventures and our integration of acquired businesses, products or technologies could divert management time and resources. Any future acquisitions could require us to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, or write-off purchased research and development and other acquisition-related expenses. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of acquisitions.

A Small Number of Distributors and Sales Related to Accounting Software Applications Account For a Significant Percentage of Our Revenues

   The loss of a major distributor, changes in a distributor's payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors, value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the fiscal year ended June 30, 2000, three distributors combined accounted for an aggregate of approximately 20% of our revenues, as compared to the fiscal year ended June 30, 1999, where three distributors accounted for an aggregate of approximately 26% of our revenues. Additionally, we estimate that approximately 20% of our revenues in the fiscal year ended June 30, 2000 were from sales related to accounting software applications. We expect that we will continue to be dependent upon a limited number of distributors and sales related to accounting software applications for a significant portion of our revenues in future periods. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

  . Competing product lines offered by certain of our indirect channel partners; and

  . Business model or licensing model changes of our channel partners or their competitors.

   We cannot be certain that we will be able to continue to attract additional indirect channel partners or retain our current partners. We also could see a consolidation of one or more of our indirect channel partners. We cannot be certain that these consolidated entities will continue to sell our products at the same volume as before such consolidation or will continue as our partners at all. In addition, we cannot be certain that our competitors will not attempt to recruit certain of our current or future partners.

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

We Must Adapt to Rapid Technological Change

   Our future success will depend upon our ability to continue to enhance our current products and to develop and introduce new products on a timely basis that keep pace with technological developments and new industry standards and satisfy increasingly sophisticated customer requirements. Rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards characterize the market for our products. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. As a result of the complexities inherent in client/server and Web computing environments and the performance demanded by customers for data management products, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on our business, operating results and financial condition. We have experienced delays in the past in the release of new products and new product enhancements. We may not be successful in:

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

Our Software May Contain Errors or Defects

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

We Compete with Microsoft while Simultaneously Supporting Microsoft
Technologies

   We currently compete with Microsoft in the market for data management products while simultaneously maintaining a working relationship with Microsoft. Microsoft has a longer operating history, a larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than the Company. As a result, we may not be able to compete effectively with Microsoft now or in the future, and our business, operating results and financial condition may be materially adversely affected.

   We expect that Microsoft's commitment to and presence in the data management products market will substantially increase competitive pressures. We believe that Microsoft will continue to incorporate SQL Server database technology into its operating system software and certain of its server software offerings, possibly at no additional cost to its users. We believe that Microsoft will also continue to enhance its SQL Server database technology.

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

We Face Significant Competition From Other Companies

   We encounter competition for our database products primarily from large, public companies, including Microsoft, Oracle, Informix, Sybase, IBM and Progress. In particular, Sybase's small memory footprint database software product, Adaptive Server Anywhere, and Microsoft's product, SQL Server, directly compete with our products. In addition, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established and emerging companies providing database products based on existing, new or open source technologies.

   Application service providers ("ASP") are beginning to enter our market and could cause a change in revenue models from licensing of client/server and Web-based applications to renting applications. Our competitors may be more successful than we are in adopting these revenue models and capturing related market share.

   Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Informix, Sybase, IBM, Progress or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and which may limit our ability to sell our products through particular distribution partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business. We cannot be certain that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially adversely affect our business, operating results and financial condition.

We Are Susceptible to a Shift in the Market for Client/Server Applications Toward Web-Based Applications

   We have derived substantially all of our historical revenues from the use of our products in client/server applications. We expect to rely on continued market demand for client/server applications indefinitely. Although the market for client/server applications has grown in recent years, we believe that the rate of growth has slowed in recent quarters, that this trend will continue or accelerate in future quarters, and that other application platforms are emerging. In particular, we believe market demand is shifting from client/server applications to Web-based applications. This shift is occurring before our product line has achieved market acceptance for use in Web-based applications. In addition, we cannot be certain that our existing client/server developers will migrate to Web-based applications and continue to use our products or that other developers of Web-based applications would select our data management products. Further, this shift may result in a change in revenue models from licensing of client/server and Web-based applications to renting of applications from application service providers. A decrease in client/server application sales coupled with an inability to derive revenues from the Web-based application market could have a material adverse effect on our business, operating results and financial condition.

We Increasingly Depend on the Growth of International Sales and Operations

   We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the fiscal year ended June 30, 2000, we derived 49% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

  . Foreign currency exchange rate fluctuations and the associated effects on product demand and timing of payment;

  .  Increased tax rates in certain foreign countries;

  .  Difficulties with financial reporting in foreign countries;

  .  Quality control of certain development activities; and

  .  Political and economic instability.

   We recently reorganized our sales and marketing organization in Europe to centralize functions and better match our organizational structure to the type of customer. However, these adjustments could negatively impact our revenue as our sales representatives and sales managers become integrated into their new assignments. Accordingly, our revenues may not increase, and could decline sequentially, in future periods.

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

Fluctuations in the Relative Value of Foreign Currencies Can Affect Our
Business

   To date, the majority of our transactions have been denominated in U.S. dollars. The majority of our international operating expenses, substantially all of our sales in Japan and certain other international sales have been denominated in currencies other than the U.S. dollar. Therefore, our operating results may be adversely affected by changes in the value of the U.S. dollar. Certain of our international sales are denominated in U.S. dollars, especially in Europe. Any strengthening of the U.S. dollar against the currencies of countries where we sell products denominated in U.S. dollars will increase the relative cost of our products and could negatively impact our sales in these countries. To the extent our international operations expand, our exposure to exchange rate fluctuations will increase. We have entered into limited hedging transactions to mitigate our exposure to currency fluctuations. Despite these hedging transactions, exchange rate fluctuations have caused, and will continue to cause, currency transaction gains and losses. Although these transactions have not resulted in material gains and losses to date, similar transactions could have a damaging effect on our business, results of operations or financial condition in future periods.

We Must Continue to Hire and Retain Skilled Personnel in a Tight Labor Market

   Qualified personnel are in great demand and short supply throughout the software industry. Our success depends in large part on our ability to attract, motivate and retain highly skilled employees on a timely basis, particularly executive management, sales and marketing personnel, software engineers and other senior personnel. Our efforts to attract and retain highly skilled employees could be harmed by our July 2000 workforce reduction of approximately 100 employees, or approximately 28% of our worldwide workforce. Our failure to attract and retain the highly trained technical personnel that are essential to our product development, marketing, service and support teams may limit the rate at which we can generate revenue and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

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

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Some of the statements in the "Letter to Stockholders" in the Annual Report and this Report on Form 10-K under "Business," "Risk Factors That May Affect Future Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements include statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report on Form 10-K.

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

ITEM 2. PROPERTIES

   In October 1998 we moved our headquarters to a new facility in Austin, Texas and now lease approximately 91,000 square feet. The facility provides additional space and expansion options at rental rates per square foot consistent with our previous facility. This new facility is leased through September 2008. We currently lease international offices in Frankfurt, Paris, Brussels, London, Hong Kong and Tokyo. We continue to be obligated under a lease for vacant office space in Toronto. We are actively attempting to sublet this idle office facility.

ITEM 3. LEGAL PROCEEDINGS

   Complaints were filed in November and December 1999 in the U.S. District Court for the Western District of Texas against the Company and certain of its officers and directors. The cases were consolidated in a class action suit filed in January 2000. The class action complaint alleged that the Company and certain of its officers and directors violated federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934, by making false statements and failing to disclose material information to artificially inflate the price of the Company's common stock during the Class Period of July 15, 1999 to October 21, 1999. The Company and other defendants filed motions to dismiss the suit on February 7, 2000. On July 20, 2000, the U.S. District Court entered its order dismissing plaintiffs' claims against the Company and the other defendants. The case was dismissed without prejudice. The Plaintiffs have the right to file an amended complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

   The Company did not submit any matters to a vote of security holders during the fiscal year ended June 30, 2000.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are the biographical summaries of the executive officers of the Company as of September 28, 2000:

   The executive officers and directors of the Company, and their ages as of September 28, 2000, are as follows:

          Name           Age                      Position
          ----           --- ---------------------------------------------------
Ron R. Harris...........  47 President, Chief Executive Officer and Director
James R. Offerdahl......  44 Chief Operating Officer and Chief Financial Officer
David R. Dunnigan.......  39 Senior Vice President, Sales and Marketing
Robert M. Arn, Ph.D.....  58 Vice President, Advanced Technology
John E. Farr............  40 Vice President, Finance
Richard A. Tusia........  40 Vice President, Customer Engineering
Gilbert van Cutsem......  37 Vice President, EMEA Sales and Marketing
Gary G. Allison.........  34 Vice President, Engineering

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

   David R. Dunnigan has served as our Senior Vice President, Worldwide Sales and Marketing since March 2000. Mr. Dunnigan previously served as Vice President, Worldwide Sales since November 1999. Prior to joining Pervasive, Mr. Dunnigan served as Vice President, Sales and Marketing for Novient, Inc., a worldwide provider of professional services automation software for the consulting and systems integration industry, from September 1998 to November 1999. Prior to Novient, Mr. Dunnigan served as General Manager, Front Office VAR Division for Aurum Software, a Baan company, from March 1995 to September 1998. Mr. Dunnigan received a B.S. in Industrial Distribution form Clarkson University.

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

   Richard A. Tusia has served as our Vice President, Customer Engineering since January 2000. Previously, Mr. Tusia served as Director of Worldwide Support from April 1999 to January 2000. Prior to joining Pervasive,

Mr. Tusia was Director of Worldwide Technical Services at Trilogy Software from March 1998 to April 1999. Mr. Tusia has held support and services management positions with Cadence Design Systems, Tivoli Systems, and Digital Equipment. Mr. Tusia received an AA in Electrical Engineering from Thames Valley River College.

   Gilbert van Cutsem has served as our Vice President, EMEA Sales and Marketing since April 2000. Mr. Van Custem has served Pervasive in various sales and marketing roles since September 1995. Prior to joining Pervasive, Mr. Van Cutsem was channel and product marketing manager at Novell Benelux and director of marketing at AT&T's EMEA headquarters. Mr. Van Cutsem holds degrees in Computer Science (Na.Ra.Fi. Brussels) and Business Administration (V.E.H. Brussels) and earned his masters degree in Applied Economics from FUCAM (Mons, Belgium).

   Gary G. Allison has served as our Vice President, Engineering since July 2000. Previously, Mr. Allison served as Director of Developer Solutions from February 2000 to July 2000, as Director of Software Engineering from October 1998 to February 2000 and as Software Engineering Manager from October 1997 to October 1998. Prior to joining Pervasive, Mr. Allison served as a senior software engineer at DSC Communications Corporation and prior to that held various software development positions at IBM. Mr. Allison received a B.S. in Computer Science from Texas A&M University and a Master's degree in Software Engineering from the University of Houston, Clear Lake.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The common stock of the Company is traded on the Nasdaq National Market under the symbol PVSW. The Company completed its initial public offering and commenced trading on September 26, 1997. The following tables set forth the high and low closing sales prices of the Company's common stock from September 26, 1997 to June 30, 2000.

   Fiscal 1998                                                      High   Low
   -----------                                                     ------ ------
   First Quarter*................................................. $11.63 $11.00
   Second Quarter................................................. $11.50 $ 7.00
   Third Quarter.................................................. $14.63 $ 6.75
   Fourth Quarter................................................. $14.50 $10.38

   Fiscal 1999                                                      High   Low
   -----------                                                     ------ ------
   First Quarter.................................................. $12.75 $ 7.50
   Second Quarter................................................. $19.25 $ 7.13
   Third Quarter.................................................. $21.00 $16.00
   Fourth Quarter................................................. $24.88 $13.31

   Fiscal 2000                                                      High   Low
   -----------                                                     ------ ------
   First Quarter.................................................. $34.50 $18.63
   Second Quarter................................................. $36.31 $ 9.06
   Third Quarter.................................................. $17.00 $10.69
   Fourth Quarter................................................. $14.00 $ 4.13

--------
* Commencing September 26, 1997

   As of September 25, 2000, there were approximately 250 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder). The Company believes it has in excess of 11,000 beneficial owners of its common stock.

   The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended June 30, 1998, 1999 and 2000 and the consolidated balance sheet data at June 30, 1999 and 2000 are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the periods ended June 30, 1996 and 1997 and the consolidated balance sheet data at June 30, 1996, 1997 and 1998 are derived from audited consolidated financial statements not included herein.

                                             Year Ended June 30,
                                   --------------------------------------------
                                    1996     1997     1998     1999      2000
                                   -------  -------  -------  -------  --------
                                    (in thousands, except per share data)
Consolidated Statements of
 Operations Data:
Revenues.........................  $13,476  $24,481  $36,700  $58,038  $ 52,078
Costs and expenses:
 Cost of revenues and technical
  support........................    2,605    3,310    5,292    8,027     8,890
 Sales and marketing.............    6,998   10,034   15,438   18,154    19,402
 Research and development........    4,477    5,996    9,556   13,063    13,720
 General and administrative......    2,505    2,886    3,070    4,798     5,755
                                   -------  -------  -------  -------  --------
Total costs and expenses.........   16,585   22,226   33,356   44,042    47,767
                                   -------  -------  -------  -------  --------
Operating income (loss) from
 continuing operations...........   (3,109)   2,255    3,344   13,996     4,311
 Interest and other income, net..       99       55      573      825     1,602
 Income tax provision............     (170)    (593)  (1,101)  (4,452)   (1,774)
 Minority interest in earnings of
  subsidiary, net of income
  taxes..........................      (25)    (127)     (94)     (36)      (19)
                                   -------  -------  -------  -------  --------
Income (loss) from continuing
 operations......................   (3,205)   1,590    2,722   10,333     4,120
                                   -------  -------  -------  -------  --------
Discontinued Operations:
 Charge for purchased research
  and development................       --       --       --   (1,800)       --
 Loss from operations............       --       --       --   (6,986)  (17,146)
 Income tax benefit .............       --       --       --    2,031     1,094
 Loss on disposal................       --       --       --       --   (16,963)
                                   -------  -------  -------  -------  --------
Loss from discontinued
 operations......................       --       --       --   (6,755)  (33,015)
                                   -------  -------  -------  -------  --------
Net income (loss)................  $(3,205) $ 1,590  $ 2,722  $ 3,578  $(28,895)
                                   =======  =======  =======  =======  ========
Basic earnings (loss) per share:
 Income (loss) from continuing
  operations.....................  $(1,603) $  1.90  $  0.26  $  0.74  $   0.26
 Loss from discontinued
  operations.....................       --       --       --    (0.48)    (2.11)
                                   -------  -------  -------  -------  --------
 Net income (loss)...............  $(1,603) $  1.90  $  0.26  $  0.26  $  (1.85)
                                   =======  =======  =======  =======  ========
Diluted earnings (loss) per
 share:
 Income from continuing
  operations.....................  $    --  $  0.12  $  0.18  $  0.65  $   0.23
 Loss from discontinued
  operations.....................       --       --       --    (0.42)    (1.87)
                                   -------  -------  -------  -------  --------
 Net income (loss)...............  $    --  $  0.12  $  0.18  $  0.22  $  (1.64)
                                   =======  =======  =======  =======  ========
Weighted average shares used in
 computing basic earnings (loss)
 per share.......................        2      835   10,468   13,960    15,648
Weighted average shares used in
 computing diluted earnings
 (loss) per share................       --   13,080   14,741   15,998    17,622

                                                   June 30,
                                   --------------------------------------------
                                    1996     1997     1998     1999      2000
                                   -------  -------  -------  -------  --------
                                                (in thousands)
Consolidated Balance Sheet Data:
Working capital..................  $ 1,768  $ 1,560  $19,815  $40,461  $ 22,365
Total assets.....................    7,471   10,445   32,643   72,873    47,248
Long-term liabilities, net of
 current portion.................      621       --       --      565        --
Redeemable convertible preferred
 stock...........................    4,026    4,026       --       --        --
Total stockholders' equity
 (deficit).......................   (2,083)    (394)  23,979   59,086    32,644

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in the forward-looking statements. Please see the "Special Note Regarding Forward-Looking Statements" elsewhere in this Report on Form 10-K.

Overview

   Pervasive Software Inc. is a leading worldwide provider of data management solutions and services which dramatically simplify the development, deployment and management of business applications for Small and Medium Enterprises ("SME"). Our low cost of ownership database product, Pervasive.SQL, is widely installed with over 3.5 million server seats licensed to date. With Pervasive.SQL, software developers ("ISVs") create sophisticated yet low maintenance applications that reach beyond the desktop to easily share information from workstations to the Web. Our software is designed to be integrated by ISVs into their Web or client/server applications that are sold to SMEs, which typically have little to no information technology ("IT") infrastructure. Our comprehensive approach to selling, marketing and supporting our offerings is designed to drive simplicity into, and mask the complexity of, data management solutions, specifically addressing the specific needs of ISVs who build software applications and value-added resellers ("VARs") who sell and deploy them to SMEs.

   We derive our revenues primarily from shrink-wrap licenses through independent software vendors, value-added resellers and distributors and through OEM license agreements with independent software vendors. Shrink-wrap license fees are variable and based generally on user count. Our OEM licensing program offers independent software vendors volume discounts and specialized technical support, training and consulting in exchange for embedding our products in software applications and paying us a royalty based on sales of the applications. Additionally, we generate revenues from version upgrades, user count upgrades, upgrades to new or additional platforms and from upgrades to client/server or Web environments from single user workstation or workgroup environments.

   We generally recognize revenues from software licenses when persuasive evidence of an arrangement exists, the software has been delivered, the fee is fixed or determinable and collectability is probable. We generally recognize revenues related to agreements involving nonrefundable fixed minimum license fees when we deliver the product master or first copy if no significant vendor obligations remain. We recognize per copy royalties in excess of a fixed minimum amount as revenues when such amounts are reported to us. We operate with virtually no order backlog because our software products are shipped shortly after orders are received. This makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. We enter into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. We reserve for estimated sales returns, stock rotation and price protection rights, as well as for uncollectable accounts based on experience.

   Historically, we have derived substantially all of our revenues from our Pervasive.SQL and Btrieve data management products. On June 30, 1999, we discontinued general availability of our Btrieve products to consolidate our data management-related development, marketing and technical support resources behind our current Pervasive.SQL products. Accordingly, revenue from the license of Pervasive.SQL accounts for substantially all of our data management-related revenues in fiscal 2000. Our future operating results will depend upon continued market acceptance of Pervasive.SQL. Pervasive.SQL may not achieve continued market acceptance. Any decrease in demand or market acceptance for our Pervasive.SQL product would have a damaging effect on our business, operating results and financial condition.

   In July 2000, we announced a restructuring to focus on our core data management business, including the discontinuation of our Tango product line. The operating results of the Tango product line did not achieve expected results and thus we have ceased marketing the Tango product. We are presently continuing to support our current Tango customers while attempting to sell the Tango product line. Tango has been recorded as a discontinued operation in the accompanying financial statements for fiscal 2000 and prior years; therefore, the following discussion and analysis refer only to continuing operations.

   In addition, as part of the restructuring, we reduced our workforce by approximately 100 employees, or approximately 28% of our worldwide workforce, the majority of which were in research and development and technical support relating to our discontinued Tango product line.

Results of Operations

   The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

                                                                Year Ended
                                                                 June 30,
                                                              ----------------
                                                              1998  1999  2000
                                                              ----  ----  ----
   Revenues.................................................. 100%  100%  100%
   Costs and expenses:
     Cost of revenues and technical support..................  14    14    17
     Sales and marketing.....................................  42    31    38
     Research and development................................  26    23    26
     General and administrative..............................   9     8    11
                                                              ---   ---   ---
   Total costs and expenses..................................  91    76    92
                                                              ---   ---   ---
   Operating income from continuing operations...............   9    24     8
     Interest and other income, net..........................   1     1     3
     Income tax provision....................................  (3)   (8)   (3)
                                                              ---   ---   ---
   Income from continuing operations.........................   7    17     8
                                                              ---   ---   ---
   Discontinued Operations:
     Charge for purchased research and development...........  --    (3)   --
     Loss from operations....................................  --   (12)  (33)
     Income tax benefit......................................  --     4     2
     Loss on disposal........................................  --    --   (32)
                                                              ---   ---   ---
   Loss from discontinued operations.........................  --   (11)  (63)
                                                              ---   ---   ---
   Net income (loss).........................................   7%    6%  (55)%
                                                              ===   ===   ===

 Revenues

   We generated revenues from continuing operations of $36.7 million, $58.0 million and $52.1 million for the fiscal years ended June 30, 1998, 1999 and 2000, respectively, an increase of 58% from fiscal 1998 to 1999, and a decrease of 10% from fiscal 1999 to 2000. We attributed the revenue increase in fiscal year 1999 to increased market acceptance of our products operating on Windows NT, the introduction of Pervasive.SQL in February 1998 and ongoing expansion of our worldwide sales organization.

   The decrease in revenues from continuing operations in fiscal year 2000 was primarily due to lower sales pipelines, the reorganization of our domestic and European sales force during the year, management changes in our worldwide sales organization, management changes in our Japanese subsidiary, our past focus of resources and management attention on our discontinued Tango product line, competitive forces, and also what we believe to be a general softening in the packaged client/server applications market, contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We believe each of these factors could continue to negatively affect license revenues for Pervasive.SQL in the future.

   Licenses of our software operating on Windows NT or other Microsoft operating systems increased to approximately 64% of our revenues in fiscal 2000 from approximately 54% in fiscal 1999 and 45% in fiscal 1998. Licenses of our software operating on NetWare represented approximately 31% of revenues in fiscal 2000, as compared to 36% in 1999 and 48% in 1998. We believe that the increase in the percentage of revenues attributable to licenses of our products operating on Windows NT and other Microsoft operating systems is due to: (1) the increased market acceptance of our products operating on Microsoft platforms and (2) the increased market penetration of Microsoft platforms relative to other operating systems. During the second quarter of fiscal 2000, we released new versions of Pervasive.SQL 2000 operating on Solaris and Linux platforms. Revenues to date for these new releases have not been significant. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future, or at all.

   International revenues, consisting of all revenues from customers located outside of North America, were $14.2 million, $25.5 million and $25.6 million in fiscal 1998, 1999 and 2000, representing 39%, 43% and 49% of total revenues, respectively. We attribute the increase in each period primarily to expansion of our international sales organization, principally in Europe and Japan. We believe that revenues from international markets represent a significant opportunity. Therefore, we expect that international revenues may continue to account for a significant portion of our revenues in the future as we maintain, modify and potentially expand our international operations, primarily in Europe and Japan, but also in other areas of the world.

 Costs and Expenses

   Cost of Revenues and Technical Support. Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for our shrink wrap software products, the cost to provide technical support, primarily telephone support which is typically provided within 30 days of purchase, and license fees for third-party technologies embedded in our products. Cost of revenues and technical support for continuing operations was $5.3 million, $8.0 million and $8.9 million in fiscal 1998, 1999 and 2000, representing 14%, 14%, and 17% of revenues from continuing operations, respectively. Cost of revenues and technical support increased in each period due to increased sales volume, increased technical support and service personnel in the U.S., Europe and Japan and increased license fees for third-party technologies. Cost of revenues and technical support increased as a percentage of revenue in fiscal year 2000 primarily due to the decline in revenue. We anticipate that cost of revenues and technical support may increase as a percentage of revenues in the future as we expand our international operations, incur increased license fees for third-party technologies embedded in our products, provide technical support for additional products and invest in personnel to deliver professional services and training services to others.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment, marketing programs and promotional expenses. Sales and marketing expenses related to continuing operations were $15.4 million, $18.2 million and $19.4 million in fiscal 1998, 1999 and 2000, representing 42%, 31% and 38% of revenues from continuing operations, respectively. Sales and marketing expenses decreased as a percentage of revenues in fiscal 1999 primarily because of significant revenue growth that outpaced sales and marketing expenditures and our shifting of significant sales and marketing resources from our database business to our Tango product line. The subsequent increase in sales and marketing expense as a percentage of revenue in fiscal 2000 is attributed to lower than anticipated revenue for the period. Sales and marketing expenses increased in dollar amount each period primarily due to increased costs associated with hiring additional sales and marketing personnel, the promotion of Pervasive.SQL, and increased infrastructure costs associated with foreign sales office expansion. We expect that sales and marketing expenses will continue to increase in dollar amount as we continue to invest in brand awareness campaigns, promote Pervasive.SQL and future extensions of Pervasive.SQL, hire additional and more experienced sales and marketing personnel and continue to invest in our international operations. Sales and marketing expenses are likely to continue to fluctuate as a percentage of revenues due to the timing of costs associated with new product releases, marketing promotions, brand awareness campaigns and international expansion.

   Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses related to continuing operations were $9.6 million, $13.1 million and $13.7 million in fiscal 1998, 1999 and 2000, representing 26%, 23% and 26% of revenues from continuing operations, respectively. Research and development expenses increased in dollar amount each period primarily due to the increased hiring of, and contracting with, additional research and development personnel. In July 2000, we reduced our worldwide workforce by approximately 100 employees the majority of which were in research and development and technical support relating to our discontinued Tango product line. Currently, we have 57 employees in research and development dedicated to our Pervasive.SQL database products. Accordingly, we anticipate that research and development expenses will be lower in future quarters; however, we will continue to devote substantial resources to research and development and these expenses are likely to continue to fluctuate as a percent of revenue due to the timing and extent of costs associated with future product development activities.

   Software development costs incurred in connection with long-term development projects are accounted for in accordance with Statement of Financial Accounting Standards No. 86. We have not capitalized any internal costs through June 30, 2000 related to software development activities.

   In July 2000, Gary G. Allison was named Vice President, Engineering. Mr. Allison joined Pervasive in October 1997 and has held various management positions within the organization, most recently serving as Director of Developer Solutions. Prior to joining Pervasive, Mr. Allison served as a senior software engineer at DSC Communications Corporation and held various software development positions at IBM.

   General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of our finance, human resources, and administrative departments. General and administrative expenses related to continuing operations were $3.1 million, $4.8 million and $5.8 million in fiscal 1998, 1999 and 2000, representing 9%, 8% and 11% of revenues from continuing operations, respectively. We attribute the increase in dollar amount in each period primarily to the increased staffing and associated expenses necessary to manage and support our increased scale of operations, both domestically and internationally. General and administrative expenses decreased as a percentage of revenue between fiscal years 1998 and 1999 primarily because of significant revenue growth that outpaced general and administrative expenditures. General and administrative expenses increased as a percentage of revenue between fiscal years 1999 and 2000 primarily because of the decline in revenue during fiscal year 2000. We believe that our general and administrative expenses will be similar in dollar amount in future quarters.

   Provision for Income Taxes. Provision for income taxes related to continuing operations was approximately $1.1 million, $4.5 million and $1.8 million in fiscal 1998, 1999 and 2000, respectively. Our effective tax rates related to continuing operations were 28%, 30% and 30% for fiscal 1998, 1999 and 2000, respectively. Our effective tax rate for fiscal years 1998 and 1999 increased primarily due to foreign taxes associated with our increased operations overseas.

   We believe that, based on a number of factors, it is more likely than not that a substantial amount of our deferred tax assets may not be realized. These factors include:

  .  Recent declines in revenue related to continuing operations;

  . The potential impact of anticipated deductions due to exercise of employee stock options on deferred tax assets with limited carryforward periods;

  . The intensely competitive market in which we operate and which is subject to rapid change.

   Accordingly, we have recorded a valuation allowance against the deferred tax assets to the extent domestic deferred tax assets exceed the potential benefit from carryback or carryover of deferred items to offset taxable income in the current year, prior years or the next succeeding year. We expect our effective tax rate will increase in the future as our foreign taxes associated with our international operations continues to increase as a percent of our worldwide tax expense. See Note 4 of Notes to Consolidated Financial Statements for further discussion of our provision for income taxes.

   Loss from Discontinued Operations. Loss from discontinued operations relates to the discontinuation of the Tango product line at the end of fiscal 2000. Total loss from discontinued operations was $33.0 million in fiscal 2000 as compared to $6.8 million in fiscal 1999, net of income tax benefits of $1.1 million and $2.0 million in 2000 and 1999, respectively. The loss in fiscal year 2000 includes a $17.1 million loss from operations and a $17.0 million charge for estimated loss on disposal, including a reduction of Tango related assets to their estimated net realizable values and accrual for twelve months estimated operating costs on the discontinued product line. The loss in fiscal year 1999 is attributable to operating losses of $7.0 million for the seven month period following our acquisition of the Tango product line in November 1998 and a $1.8 million charge for purchased research and development. We are currently exploring strategic alternatives for the Tango product line, including its possible sale.

Quarterly Results from Operations

   The following table sets forth selected unaudited quarterly information for our last eight fiscal quarters. This information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Report and we believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below. We also believe that this information presents fairly the results of such periods when read in conjunction with the audited consolidated financial statements and notes thereto.

                                                    Quarter Ended
                          -------------------------------------------------------------------------
                          Sept. 30  Dec. 31  Mar. 31  June 30  Sept. 30  Dec. 31  Mar. 31  June 30
                            1998     1998     1999     1999      1999     1999     2000      2000
                          --------  -------  -------  -------  --------  -------  -------  --------
                                        (in thousands, except per share data)
Revenues................  $11,776   $13,723  $15,547  $16,992  $16,237   $14,738  $11,254  $  9,849
Costs and expenses:
 Cost of revenues and
  technical support.....    1,620     1,941    2,002    2,464    2,067     2,576    2,230     2,018
 Sales and marketing....    4,979     4,789    4,230    4,155    4,476     5,230    5,063     4,633
 Research and
  development...........    2,960     3,110    3,501    3,492    3,177     3,607    3,572     3,364
 General and
  administrative........    1,041     1,164    1,237    1,356    1,112     1,635    1,524     1,484
                          -------   -------  -------  -------  -------   -------  -------  --------
Total costs and
 expenses...............   10,600    11,004   10,970   11,467   10,832    13,048   12,389    11,499
                          -------   -------  -------  -------  -------   -------  -------  --------
Operating income (loss)
 from continuing
 operations.............    1,176     2,719    4,577    5,525    5,405     1,690   (1,135)   (1,650)
Interest and other
 income, net............      218       122       85      400      491       430      406       275
Income tax benefit
 (provision)............     (426)     (852)  (1,399)  (1,775)  (1,769)     (636)     219       412
Minority interest in
 (earnings) loss of
 subsidiary, net of
 tax....................       14       (17)     (16)     (17)     (23)        4       --        --
                          -------   -------  -------  -------  -------   -------  -------  --------
Income (loss) from
 continuing operations..      982     1,972    3,247    4,133    4,104     1,488     (510)     (963)
                          -------   -------  -------  -------  -------   -------  -------  --------
Discontinued Operations:
 Charge for purchased
  research and
  development...........       --    (1,800)      --       --       --        --       --        --
 Loss from operations...       --    (1,206)  (2,655)  (3,125)  (3,480)   (4,189)  (4,668)   (4,808)
 Income tax benefit
  (provision)...........       --       346      777      908      923     1,551     (668)     (712)
 Loss on disposal.......       --        --       --       --       --        --       --   (16,963)
                          -------   -------  -------  -------  -------   -------  -------  --------
Loss from discontinued
 operations.............       --    (2,660)  (1,878)  (2,217)  (2,557)   (2,638)  (5,336)  (22,483)
                          -------   -------  -------  -------  -------   -------  -------  --------
Net income (loss).......  $   982   $  (688) $ 1,369  $ 1,916  $ 1,547   $(1,150) $(5,846) $(23,446)
                          =======   =======  =======  =======  =======   =======  =======  ========
Basic earnings (loss)
 per share:
 Income (loss) from
  continuing
  operations............  $  0.07   $  0.15  $  0.24  $  0.27  $  0.26   $  0.10  $ (0.03) $  (0.06)
 Loss from discontinued
  operations............       --     (0.20)   (0.14)   (0.14)   (0.16)    (0.17)   (0.34)    (1.43)
                          -------   -------  -------  -------  -------   -------  -------  --------
 Net income (loss)......  $  0.07   $ (0.05) $  0.10  $  0.12  $  0.10   $ (0.07) $ (0.37) $  (1.49)
                          =======   =======  =======  =======  =======   =======  =======  ========
Diluted earnings (loss)
 per share:
 Income (loss) from
  continuing
  operations............  $  0.06   $  0.13  $  0.20  $  0.24  $  0.23   $  0.08  $ (0.03) $  (0.06)
 Loss from discontinued
  operations............       --     (0.17)   (0.12)   (0.13)   (0.14)    (0.15)   (0.34)    (1.43)
                          -------   -------  -------  -------  -------   -------  -------  --------
 Net income (loss)......  $  0.06   $ (0.04) $  0.09  $  0.11  $  0.09   $  0.06  $ (0.37) $  (1.49)
                          =======   =======  =======  =======  =======   =======  =======  ========

                                                    Quarter Ended
                          -----------------------------------------------------------------
                          Sept. 30 Dec. 31 Mar. 31 June 30 Sept. 30 Dec. 31 Mar. 31 June 30
                            1998    1998    1999    1999     1999    1999    2000    2000
                          -------- ------- ------- ------- -------- ------- ------- -------
As a Percentage of
 Revenues:
Revenues................    100%     100%    100%    100%    100%     100%    100%    100%
Costs and expenses:
 Cost of revenues and
  technical support.....     14       14      13      15      13       18      20      21
 Sales and marketing....     42       35      27      24      28       36      45      47
 Research and
  development...........     25       23      23      21      19       24      32      34
 General and
  administrative........      9        9       8       8       7       11      13      15
                            ---      ---     ---     ---     ---      ---     ---    ----
Total costs and
 expenses...............     90       81      71      68      67       89     110     117
                            ---      ---     ---     ---     ---      ---     ---    ----
Operating income (loss)
 from continuing
 operations.............     10       19      29      32      33       11     (10)    (17)
 Interest and other
  income, net...........      2        1       1       2       3        3       4       3
 Income tax benefit
  (provision)...........     (4)      (6)     (9)    (10)    (11)      (4)      2       4
 Minority interest in
  (earnings) loss of
  Subsidiary, net of
  tax...................     --       --      --      --      --       --      --      --
                            ---      ---     ---     ---     ---      ---     ---    ----
Income (loss) from
 continuing operations..      8       14      21      24      25       10      (4)    (10)
                            ---      ---     ---     ---     ---      ---     ---    ----
Discontinued Operations:
 Charge for purchased
  research and
  development...........     --      (13)     --      --      --       --      --      --
 Loss from operations...     --       (9)    (17)    (18)    (21)     (28)    (42)    (49)
 Income tax benefit
  (provision)...........     --        3       5       5       6       10      (6)     (7)
 Loss on disposal.......     --       --      --      --      --       --      --    (172)
                            ---      ---     ---     ---     ---      ---     ---    ----
Loss from discontinued
 operations.............     --      (19)    (12)    (13)    (15)     (18)    (48)   (228)
                            ---      ---     ---     ---     ---      ---     ---    ----
Net income (loss).......      8%      (5)%     9%     11%     10%      (8)%   (52)%  (238)%
                            ===      ===     ===     ===     ===      ===     ===    ====

   Our operating results have varied significantly from quarter to quarter in the past and will continue to vary significantly from quarter to quarter in the future due to a variety of factors. For example, we incurred losses in the quarters ended December 31, 1998 and 1999; March 31, 2000 and June 30, 2000 primarily due to losses from our discontinued Tango operations. We incurred losses from continuing operations in the quarters ended March 31, 2000 and June 30, 2000 primarily due to decreases in revenues from continuing operations.

Liquidity and Capital Resources

   Cash provided by continuing operations was $3.0 million, $9.0 million and $4.7 million for fiscal 1998, 1999 and 2000, respectively. The increase in cash provided by continuing operations from fiscal 1998 to 1999 resulted primarily from increased earnings related to continuing operations. The decrease in cash provided by continuing operations from fiscal 1999 to 2000 resulted primarily from the decrease in earnings from continuing operations in fiscal 2000.

   During fiscal 1998 and 1999 we invested net amounts of $4.9 million and $16.8 million, respectively, in marketable securities, consisting of various taxable and tax advantaged securities. During fiscal 2000, we received net proceeds of $8.5 million from the sale or maturity of marketable securities. In addition, we purchased property and equipment totaling approximately $2.4 million, $5.7 million and $4.2 million in fiscal 1998, 1999 and 2000, respectively. This property consisted primarily of computer hardware and software for our growing employee base and approximately $1.3 million for furniture and fixtures and improvements related to our new facility in 1999. We expect that our capital expenditures will decrease in the next fiscal year as a result of our discontinued Tango product line and related workforce reduction.

   In November 1998, we acquired 93% of the outstanding stock of EveryWare Development Inc., and acquired the remaining outstanding shares in December 1998. We financed the acquisition by using available funds of approximately $11.8 million during the quarter ended December 31, 1998. In July 2000, we discontinued the operations of the Tango product line acquired in our purchase of EveryWare Development Inc.

   In February 1998, we acquired Smithware, Inc. a developer of database development and reporting components for Pervasive products. We acquired Smithware for approximately $390,000 consisting of $170,000 in cash, 23,752 shares of our common stock valued at $160,000 and acquisition costs of $60,000, plus up to an additional $80,000 of cash and 47,502 shares of common stock payable upon achievement of certain milestones. In conjunction with the acquisition, we repaid Smithware's outstanding debts of approximately $110,000. In fiscal 1999, we paid $80,000 in cash and issued 33,251 shares of our common stock valued at $326,000 to the former Smithware shareholders upon achieving the first three milestones specified in the acquisition agreement. In fiscal 2000, we issued 14,251 shares of our common stock valued at $167,000 to the former Smithware shareholders upon achieving the final milestone specified in the acquisition agreement.

   In February 1998, we purchased an additional 15% ownership interest in our majority owned subsidiary, Pervasive Software Co., Ltd. (formerly known as Btrieve Technologies Japan, Ltd.), by acquiring stock held by minority shareholders for approximately $266,000 in cash. Following this purchase, we held 80.5% of the outstanding stock of Pervasive Software Co., Ltd. In October 1999, we acquired the remaining 19.5% ownership interest in Pervasive Software Co., Ltd. by purchasing stock held by a minority shareholder for $750,000 in cash. The October 1999 acquisition was accounted for under the purchase method and, accordingly the excess of purchase price over fair market value of net assets acquired of $160,000 was recorded as goodwill and will be amortized over a ten year period. After the acquisition, we hold 100% of the outstanding stock of Pervasive Software Co., Ltd.

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

   On June 30, 2000, we had $22.4 million in working capital including $26.1 million in cash and cash equivalents and marketable securities. We have a binding commitment for a $10.0 million revolving line of credit with a bank.

Recently Issued Accounting Standards

   In June 1998, the FASB issued Statement 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which defers for one year the effective date of Statement 133. Statement 133 is now effective for all fiscal quarters of all fiscal years beginning in our fiscal year 2001. We do not anticipate that the adoption of Statement 133 will have a significant effect on our results of operations or financial position because of our minimal use of derivatives.

   In December 1999, the Securities and Exchange Commission staff released SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We are currently studying the implications of SAB No. 101, but we believe it will not have a material effect on our results of operations or financial position.

   In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which further clarifies APB Opinion No. 25, Accounting for Stock Issued to Employees. We believe that this Interpretation will not have a material effect on our results of operations or financial position.

Year 2000 Compliance

   The "Year 2000" issue results from an industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, computer systems and/or software used by many companies need to be upgraded to comply with such Year 2000 requirements.

   Through the first half of the calendar year 2000, we have not experienced any significant problems associated with the Year 2000 issue. Although it appears that the Year 2000 issue will not have a significant adverse affect on Pervasive, we continue to offer Year 2000 related support to our customers and monitor the Year 2000 compliance of our internal systems world wide. Undetected errors in our products or internal systems that may be discovered in the future could have a material adverse affect on our business, operating results or financial condition.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The majority of the Company's operations are based in the U.S. and, accordingly, the majority of its transactions are denominated in U.S. Dollars. However, the Company does have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Japan, Germany, France, Ireland, England, Belgium, and Hong Kong and conducts transactions in the local currency of each location. In fiscal 1999 the U.S. Dollar weakened against the Japanese Yen. Had the U.S. Dollar to Japanese Yen rate remained unchanged throughout fiscal 1999, the result would have been a decrease in revenue and operating income of approximately $1.2 million and $85,000, respectively. Had the U.S. Dollar to Japanese Yen rate remained unchanged throughout fiscal 2000, the result would have been a decrease in revenue and operating income from continuing operations of approximately $1.0 million and $20,000, respectively. The impact of fluctuations in the relative value of other currencies for fiscal 1999 and fiscal 2000 was not material.

   The Company monitors its foreign currency exposure and, from time to time will attempt to reduce its exposure through hedging. Gains and losses on foreign currency hedging were not material to the consolidated financial statements for years ended June 30, 1998, 1999 and 2000.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants' Annual Meeting of Stockholders to be Held on November 9, 2000. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended June 30, 2000. For information regarding executive officers of the Company, see the Information appearing under the caption "Executive Officers of the Registrant" in Part I, Item 4a of this Report on Form 10-K.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements

   The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

Index to Consolidated Financial Statements

Report of Independent Auditors............................................. F-2
Consolidated Balance Sheets at June 30, 1999 and 2000...................... F-3
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2000................................................ F-4
Consolidated Statements of Changes in Redeemable Convertible Preferred
 Stock and Stockholders' Equity (Deficit) for each of the three years in the period ended June 30, 2000............................................ F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2000................................................ F-6
Notes to the Consolidated Financial Statements............................. F-7

   (a)(2) Financial Statement Schedules

   Schedule II--Valuation and Qualifying Accounts is filed on page S-1 of this Report on Form 10-K.

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

--------
 * Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).
** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-230431).

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Pervasive Software Inc.
                                          (Registrant)

                                                   /s/ Ron R. Harris
                                          By: _________________________________
                                                       Ron R. Harris
                                               President and Chief Executive
                                                          Officer

                                          September 28, 2000
                                          -------------------------------------
                                          Date

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Ron R. Harris              President and Chief        September 28, 2000
______________________________________   Executive Officer
            Ron R. Harris               (Principal Executive
                                        Officer)

      /s/ James R. Offerdahl           Chief Operating Officer    September 28, 2000
______________________________________  and
          James R. Offerdahl            Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

      /s/ Nancy R. Woodward            Director and Chairman of   September 28, 2000
______________________________________  the Board
          Nancy R. Woodward

      /s/ Joseph C. Aragona            Director                   September 28, 2000
______________________________________
          Joseph C. Aragona

       /s/ David A. Boucher            Director                   September 28, 2000
______________________________________
           David A. Boucher

      /s/ David R. Bradford            Director                   September 28, 2000
______________________________________
          David R. Bradford

    /s/ Shelby H. Carter, Jr.          Director                   September 28, 2000
______________________________________
        Shelby H. Carter, Jr.

                                  SCHEDULE II

                            PERVASIVE SOFTWARE INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                     Additions    Deductions
                         Balance at   Charged     Write-offs              Balance
                         Beginning    to Costs     Charged      Other     at End
      Description        of Period  and Expenses to Allowance Additions* of Period
      -----------        ---------- ------------ ------------ ---------- ---------
Allowance for Doubtful
 accounts:
Year ended June 30,
 1998...................  $   100      $  200       $  --       $   --    $   300
Year ended June 30,
 1999...................      300          50          78          257        529
Year ended June 30,
 2000...................      529         405         589           --        345


Valuation Allowance for
 Deferred Tax Asset:
Year ended June 30,
 1998...................  $ 1,698      $   --       $ 462       $   --    $ 1,236
Year ended June 30,
 1999...................    1,236          --         816        4,322      4,742
Year ended June 30,
 2000...................    4,742       9,578          --           --     14,320

--------
* Additions allocated as part of the purchase accounting treatment of the acquisition of EveryWare Development Inc.

                            PERVASIVE SOFTWARE INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Auditors............................................ F-2
Consolidated Balance Sheets at June 30, 1999 and 2000..................... F-3
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2000............................................... F-4
Consolidated Statements of Changes in Redeemable Convertible Preferred
 Stock and Stockholders' Equity (Deficit) for each of the three years in the period ended June 30, 2000........................................... F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2000............................................... F-6
Notes to Consolidated Financial Statements................................ F-7

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Pervasive Software Inc.

   We have audited the accompanying consolidated balance sheets of Pervasive Software Inc. and Subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pervasive Software Inc. and Subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Austin, Texas
July 20, 2000

                            PERVASIVE SOFTWARE INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 June 30,
                                                              ----------------
                                                               1999     2000
                                                              -------  -------
                                                              (in thousands,
                                                               except share
                                                                   data)
ASSETS
Current assets:
  Cash and cash equivalents, including interest bearing
   investments of $17,164 in 1999 and $10,999 in 2000........ $18,126  $12,822
  Marketable securities......................................  21,777   13,322
  Trade accounts receivable, net of allowance for doubtful
   accounts of $529 in 1999 and $345 in 2000.................   9,352    6,350
  Inventory..................................................     270      299
  Deferred income taxes......................................   1,120       --
  Prepaid expenses and other current assets..................   2,589    4,176
                                                              -------  -------
Total current assets.........................................  53,234   36,969
Property and equipment, net..................................   7,509    7,244
Intangible assets:
  Excess of cost over fair value of net assets acquired......  10,705    1,133
  Purchased technology.......................................   1,200       --
  Accumulated amortization...................................    (770)    (172)
                                                              -------  -------
Total intangible assets......................................  11,135      961
Other assets.................................................     995    2,074
                                                              -------  -------
Total assets................................................. $72,873  $47,248
                                                              =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable..................................... $ 2,517  $ 1,382
  Accrued payroll and payroll related costs..................   1,403    1,793
  Other accrued expenses.....................................   4,144    3,658
  Deferred revenue...........................................   2,252    1,531
  Income taxes payable.......................................   2,457       --
  Liabilities of discontinued operations.....................      --    6,240
                                                              -------  -------
Total current liabilities....................................  12,773   14,604
Deferred tax liability.......................................     565       --
                                                              -------  -------
Total liabilities............................................  13,338   14,604
Minority interest in subsidiary..............................     449       --
Stockholders' equity:
  Common stock, $0.001 par value; Authorized--75,000,000
   shares; issued and outstanding--15,495,394 shares in 1999
   and 15,805,531 shares in 2000.............................  57,869   59,950
  Accumulated other comprehensive loss.......................    (656)    (284)
  Retained earnings (deficit)................................   1,873  (27,022)
                                                              -------  -------
Total stockholders' equity ..................................  59,086   32,644
                                                              -------  -------
Total liabilities and stockholders' equity................... $72,873  $47,248
                                                              =======  =======

                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year ended June 30,
                                                    --------------------------
                                                     1998     1999      2000
                                                    -------  -------  --------
                                                     (in thousands, except
                                                        per share data)
Revenues........................................... $36,700  $58,038  $ 52,078
Costs and expenses:
  Cost of revenues and technical support...........   5,292    8,027     8,890
  Sales and marketing..............................  15,438   18,154    19,402
  Research and development.........................   9,556   13,063    13,720
  General and administrative.......................   3,070    4,798     5,755
                                                    -------  -------  --------
Total costs and expenses...........................  33,356   44,042    47,767
                                                    -------  -------  --------
Operating income from continuing operations........   3,344   13,996     4,311
  Interest and other income, net...................     573      825     1,602
                                                    -------  -------  --------
Income before income taxes and minority interest...   3,917   14,821     5,913
  Income tax provision.............................  (1,101)  (4,452)   (1,774)
  Minority interest in earnings of subsidiary, net
   of income taxes.................................     (94)     (36)      (19)
                                                    -------  -------  --------
Income from continuing operations..................   2,722   10,333     4,120
                                                    -------  -------  --------
Discontinued Operations:
  Charge for purchased research and development....      --   (1,800)       --
  Loss from operations.............................      --   (6,986)  (17,146)
  Income tax benefit...............................      --    2,031     1,094
  Loss on disposal.................................      --       --   (16,963)
                                                    -------  -------  --------
Loss from discontinued operations..................      --   (6,755)  (33,015)
                                                    -------  -------  --------
Net income (loss).................................. $ 2,722  $ 3,578  $(28,895)
                                                    =======  =======  ========
Basic earnings (loss) per share:
  Income from continuing operations................ $  0.26  $  0.74  $   0.26
  Loss from discontinued operations................      --    (0.48)    (2.11)
                                                    -------  -------  --------
  Net income (loss)................................ $  0.26  $  0.26  $  (1.85)
                                                    =======  =======  ========
  Weighted average shares..........................  10,468   13,960    15,648
Diluted earnings (loss) per share:
  Income from continuing operations................ $  0.18  $  0.65  $   0.23
  Loss from discontinued operations................      --    (0.42)    (1.87)
                                                    -------  -------  --------
  Net income (loss)................................ $  0.18  $  0.22  $  (1.64)
                                                    =======  =======  ========
  Weighted average shares..........................  14,771   15,998    17,622

                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE
               PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  Stockholders' Equity (Deficit)
                                      ---------------------------------------------------------
                          Redeemable                      Accumulated                 Total
                          Convertible                        Other     Retained   Stockholders'
                           Preferred  Preferred Common   Comprehensive Earnings      Equity
                             Stock      Stock    Stock       Loss      (Deficit)    (Deficit)
                          ----------- --------- -------  ------------- ---------  -------------
                                           (in thousands, except share data)
Balances at June 30,
 1997...................    $ 4,026    $ 3,915  $   205      $ (87)    $ (4,427)    $   (394)
  Conversion of
   9,713,132 shares of
   preferred stock......     (4,026)    (3,915)   7,941         --           --        4,026
  Issuance of 2,000,000
   shares of common
   stock, net of
   issuance costs of
   $1,168...............         --         --   17,432         --           --       17,432
  Issuance of 23,752
   shares of common
   stock in purchase of
   a business...........         --         --      162         --           --          162
  Acquisition of 74,012
   treasury shares,
   cumulative treasury
   shares of 74,012 and
   cost of $10 at June
   30, 1998.............         --         --      (10)        --           --          (10)
  Issuance of 249,699
   shares of common
   stock pursuant to the
   exercise of stock
   options..............         --         --      170         --           --          170
  Issuance of 43,542
   shares of common
   stock pursuant to the
   employee stock
   purchase plan........         --         --      370         --           --          370
  Foreign currency
   translation
   adjustment...........         --         --       --       (499)          --         (499)
  Net income............         --         --       --         --        2,722        2,722
                                                                                    --------
   Total comprehensive
    income..............                                                               2,223
                            -------    -------  -------      -----     --------     --------
Balances at June 30,
 1998...................         --         --   26,270       (586)      (1,705)      23,979
  Issuance of 1,894,500
   shares of common
   stock, net of
   issuance costs of
   $742.................         --         --   29,977         --           --       29,977
  Issuance of 33,251
   shares of common
   stock in purchase of
   business.............         --         --      326         --           --          326
  Value assigned to
   replacement options
   issued in purchase of
   a business...........         --         --      269         --           --          269
  Acquisition of 31,662
   treasury shares,
   cumulative treasury
   shares of 105,674 and
   cost of $21 at
   June 30, 1999........         --         --      (11)        --           --          (11)
  Issuance of 191,625
   shares of common
   stock pursuant to the
   exercise of stock
   options..............         --         --      551         --           --          551
  Issuance of 59,956
   shares of common
   stock pursuant to the
   employee stock
   purchase plan........         --         --      487         --           --          487
  Foreign currency
   translation
   adjustment...........         --         --       --        (70)          --          (70)
  Net income............         --         --       --         --        3,578        3,578
                                                                                    --------
   Total comprehensive
    income..............                                                               3,508
                            -------    -------  -------      -----     --------     --------
Balances at June 30,
 1999...................         --         --   57,869       (656)       1,873       59,086
  Issuance of 14,251
   shares of common
   stock in purchase of
   business.............         --         --      167         --           --          167
  Acquisition of 58,062
   treasury shares,
   cumulative treasury
   shares of 163,736 and
   cost of $51 at
   June 30, 2000........         --         --      (30)        --           --          (30)
  Issuance of 236,600
   shares of common
   stock pursuant to the
   exercise of stock
   options..............         --         --    1,187         --           --        1,187
  Issuance of 112,004
   shares of common
   stock pursuant to the
   employee stock
   purchase plan........         --         --      757         --           --          757
  Foreign currency
   translation
   adjustment...........         --         --       --        372           --          372
  Net loss..............         --         --       --         --      (28,895)     (28,895)
                                                                                    --------
   Total comprehensive
    loss................                                                             (28,523)
                            -------    -------  -------      -----     --------     --------
Balances at June 30,
 2000...................    $    --    $    --  $59,950      $(284)    $(27,022)    $ 32,644
                            =======    =======  =======      =====     ========     ========

                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year ended June 30,
                                                      -------------------------
                                                       1998     1999     2000
                                                      -------  -------  -------
                                                          (in thousands)
Cash from continuing operations
  Income from continuing operations.................  $ 2,722  $10,333  $ 4,120
  Adjustments to reconcile net income to net cash
   provided by continuing operations:
   Depreciation and amortization....................    1,442    2,323    3,126
   Non cash compensation expense pursuant to
    employee stock purchase plan....................      469      732      637
   Deferred income tax provision (benefit)..........     (782)    (856)     270
   Other non cash items.............................      110      253      130
   Change in current assets and liabilities:
     Decrease (increase) in current assets..........   (3,602)  (5,112)     522
     Increase (decrease) in accounts payable &
      accrued liabilities...........................    2,017      877   (3,745)
     Increase (decrease) in deferred revenue........      662      425     (633)
                                                      -------  -------  -------
Net cash provided by continuing operations..........    3,038    8,975    4,427
Cash from discontinued operations
  Loss from discontinued operations.................       --   (6,755) (33,015)
   Depreciation and amortization....................       --      835    1,443
   Charge for purchased research and development....       --    1,800       --
   Write-down of assets and liabilities of
    discontinued operations.........................       --     (386)  10,723
   Income tax benefit...............................       --    2,031    1,094
   Net change in assets and liabilities of
    discontinued operations.........................       --       --     (162)
   Accrued liabilities of discontinued operations...       --       --    6,240
                                                      -------  -------  -------
Net cash used in discontinued operations............       --   (2,475) (13,677)
Cash from investing activities
  Purchase of property and equipment................   (2,421)  (5,742)  (4,209)
  Purchase of marketable securities.................  (23,393) (26,273)  (1,540)
  Proceeds from sale of marketable securities.......   18,450    9,438    9,995
  Purchase of business, net of cash acquired........     (333) (11,867)    (750)
  Purchase of minority interest.....................     (266)      --       --
  (Increase) decrease in other assets...............      (60)      20   (1,079)
                                                      -------  -------  -------
Net cash provided by (used in) investing
 activities.........................................   (8,023) (34,424)   2,417
Cash from financing activities
  Proceeds from issuance of stock, net of issuance
   costs............................................   17,432   30,350       --
  Purchase of treasury stock........................      (10)     (11)     (30)
  Payment of royalty to Novell......................     (570)    (158)      --
  Proceeds from exercise of stock options...........      170      551    1,187
                                                      -------  -------  -------
Net cash provided by financing activities...........   17,022   30,732    1,157
Effect of exchange rate changes on cash and cash
 equivalents........................................     (508)    (269)     372
                                                      -------  -------  -------
Increase (decrease) in cash and cash equivalents....   11,529    2,539   (5,304)
Cash and cash equivalents at beginning of year......    4,058   15,587   18,126
                                                      -------  -------  -------
Cash and cash equivalents at end of year............  $15,587  $18,126  $12,822
                                                      =======  =======  =======

                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

1. The Company

   Pervasive Software Inc. (the "Company"), is a leading worldwide provider of data management solutions and services which dramatically simplify the development, deployment and management of business applications for Small and Medium Enterprises ("SME"). Pervasive.SQL, the primary product, combines the high performance associated with enterprise-class databases with low maintenance features, and is ideally suited for Web and client/server applications deployed on a wide variety of operating systems and devices. The Company develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas and through international offices in Brussels, Frankfurt, Paris, London and Tokyo. In July 2000, the Company announced its intention to sell it's Tango product line, and accordingly, the Tango product line is accounted for as a discontinued operation (see Note 9). The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

 Revenue Recognition

   The Company licenses its software through OEM license agreements with software developers ("ISVs") and through shrink-wrap software licenses, sold through ISVs, value-added resellers ("VARs"), systems integrators and distributors. Revenues are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are generally recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to the Company. The Company generally provides telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. The Company accrues the cost of providing this support. Revenue from training is recognized when the related services are performed. The Company enters into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. Upon revenue recognition, the Company reserves for the cost of estimated sales returns, rotation and price protection rights.

 Software Development Costs

   Software development costs incurred by the Company in connection with its long-term development projects are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The Company has not capitalized any internal costs through June 30, 2000 related to its software development activities.

 Advertising Costs

   The Company expenses costs of producing advertising and sales related collateral materials as incurred. Other production costs associated with direct mail programs, placement costs associated with magazine or other printed media and all direct costs associated with trade shows and other sales related events are expensed when the related direct mail is sent, advertising space is used or the event is held. These expenses for continuing and discontinued operations combined in 1998, 1999 and 2000 were approximately $700,000, $3.0 million and $6.4 million, respectively.

                            PERVASIVE SOFTWARE INC.

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

   All of the Company's marketable securities mature on or before June 30, 2001. All are stated at cost, which approximates fair market value as of June 30, 1999 and 2000, and consist of the following (in thousands):

                                                                   June 30,
                                                                ---------------
                                                                 1999    2000
                                                                ------- -------
   Marketable securities
     U.S. Government agencies.................................. $13,827 $ 7,390
     Treasury Notes............................................   3,926   3,926
     Corporate Notes...........................................   2,004      --
     Medium Term Notes.........................................   1,011   1,005
     Certificates of Deposit...................................   1,009   1,001
                                                                ------- -------
       Total................................................... $21,777 $13,322
                                                                ======= =======

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

                            PERVASIVE SOFTWARE INC.

   The Company periodically reviews the carrying amounts of property, plant, and equipment, identifiable intangible assets and excess of cost over fair value of net assets acquired both purchased in the normal course of business and acquired through acquisition to determine whether current events or circumstances, as defined in Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. Other than the write-down of the long-lived assets related to the Tango product line, as discussed in Note 9, at this time, estimated future cash inflows exceed estimated future cash outflows; thus, no impairment loss has been recognized. Management reviews the valuation and amortization periods of excess of cost over fair value of net assets acquired on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of excess of cost over fair value of net assets acquired.

 Foreign Currency Transactions

   For the Company's foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in aggregate as a component of stockholders' equity. Gains and losses from foreign currency denominated transactions are included in other income and were not material in 1998, 1999 or 2000.

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

   For the year ended June 30, 1998, Distributor A accounted for $3,700,000, or 10% of the Company's total revenues. For the year ended June 30, 1999, Distributor B accounted for $7,200,000, or 12% of the Company's total revenues. No other customers accounted for more than 10% of the Company's revenues during the years ended June 30, 1998, 1999 or 2000.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                            PERVASIVE SOFTWARE INC.

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

 Net Income (Loss) Per Share

   The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the weighted average number of common shares outstanding and the number of common equivalent shares which would be issued related to options, warrants, contingently issued shares, and convertible securities using the treasury method, unless such additional shares are anti-dilutive.

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

 Reclassifications

   Certain prior year amounts have been reclassified to conform to current year presentation.

 Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("Statement 137"), which defers for one year the effective date of Statement 133. Statement 133 is now effective for all fiscal quarters of all fiscal years beginning in fiscal year 2001. Management does not anticipate that the adoption of Statement 133 will have a significant effect on the results of operations or financial position because of the Company's minimal use of derivatives.

   In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Management is currently studying the implications of SAB No. 101, but it is not likely to have a material impact on the financial statements of the Company. SAB No. 101 will be effective for the Company beginning in the fourth quarter of the year ended June 30, 2001.

   In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which further clarifies APB Opinion No. 25, Accounting for Stock Issued to Employees. Management believes that this interpretation will not have a material impact on the Company's financial position or results of operations.

                            PERVASIVE SOFTWARE INC.

3. Property and Equipment

   Property and equipment consists of the following (in thousands):

                                                                   June 30,
                                                                ---------------
                                                                 1999    2000
                                                                ------  -------
   Computer equipment and purchased software................... $8,560  $11,357
   Office equipment, furniture and fixtures....................  3,477    4,484
   Leasehold improvements......................................  1,217    1,432
                                                                ------  -------
                                                                13,254   17,273
   Less accumulated depreciation and amortization.............. (5,745) (10,029)
                                                                ------  -------
                                                                $7,509  $ 7,244
                                                                ======  =======

4. Income Taxes

   The components of income from continuing operations before income taxes and minority interest consist of the following (in thousands):

                                                          Year ended June 30,
                                                         ---------------------
                                                          1998   1999    2000
                                                         ------ ------- ------
   Domestic income...................................... $2,820 $13,671 $5,242
   Foreign income.......................................  1,097   1,151    671
                                                         ------ ------- ------
   Income from continuing operations before taxes and
    minority interest................................... $3,917 $14,822 $5,913
                                                         ====== ======= ======

   As of June 30, 2000, the Company had federal net operating loss carryforwards of approximately $2,747,000, a research and development credit carryforward of approximately $306,000 and a foreign tax credit carryforward of approximately $1,277,000. The net operating loss will expire in 2020 if not utilized. The research and development credit will begin to expire in varying amounts between 2013 and 2020, if not utilized. The foreign tax credit will begin to expire in varying amounts between 2003 and 2005, if not utilized.

   Significant components of expense (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

                                                         Year ended June 30,
                                                         ----------------------
                                                          1998    1999    2000
                                                         ------  ------  ------
   Income tax provision:
     Current:
       Federal.......................................... $  942  $4,039  $1,027
       Foreign..........................................    850   1,125     396
       State............................................     91     144      81
                                                         ------  ------  ------
     Total current......................................  1,883   5,308   1,504
                                                         ------  ------  ------
     Deferred:
       Federal..........................................   (782)   (731)    405
       Foreign..........................................     --    (125)   (135)
                                                         ------  ------  ------
     Total deferred.....................................   (782)   (856)    270
                                                         ------  ------  ------
                                                         $1,101  $4,452  $1,774
                                                         ======  ======  ======

                            PERVASIVE SOFTWARE INC.

   The Company's provision for income taxes differs from the expected provision amount computed by applying the statutory federal income tax rate of 34% to income from continuing operations before income taxes and minority interest for 1998, 1999 and 2000 as a result of the following (in thousands):

                                                       Year ended June 30,
                                                       ----------------------
                                                        1998    1999    2000
                                                       ------  ------  ------
   Computed at statutory rate of 34%.................. $1,332  $5,040  $2,010
   Effect of foreign operations.......................    266     441       7
   State income taxes, net of federal benefit.........     60      94      53
   Tax exempt interest................................    (63)    (91)     --
   Research tax credit................................    (40)    (72)   (111)
   Future benefits not currently recognized...........   (462)   (816)     --
   Foreign Sales Corporation benefit..................     --      --    (258)
   Non-deductible charges and amortization related to
    acquisitions......................................     --      34      73
   Other..............................................      8    (178)     --
                                                       ------  ------  ------
                                                       $1,101  $4,452  $1,774
                                                       ======  ======  ======

   The components of deferred income taxes at June 30, 1999 and 2000 are as follows (in thousands):

                                                                June 30,
                                                            -----------------
                                                             1999      2000
                                                            -------  --------
   Deferred tax assets:
     Purchased technology, net............................. $   690  $  3,792
     Domestic net operating loss carryforwards.............      --       935
     Domestic tax credit carryforwards.....................      --     1,585
     Canadian net operating loss carryforwards.............   3,727     3,814
     Canadian capitalized research and development
      carryforwards........................................     595       595
     Accrued expenses not deductible for tax purposes......     968     3,283
     Revenue deferred for financial purposes...............     390       273
     Other.................................................     132        43
                                                            -------  --------
   Total deferred tax assets...............................   6,502    14,320
   Valuation allowance for deferred tax assets.............  (4,742)  (14,320)
   Deferred tax liabilities:
     Purchased software technology, net....................    (484)       --
     Other.................................................     (81)       --
                                                            -------  --------
   Total deferred tax liabilities..........................    (565)       --
                                                            -------  --------
   Net deferred tax assets................................. $ 1,195  $     --
                                                            =======  ========

   At June 30, 2000, the Company's Canadian subsidiary, EveryWare, had Canadian Federal and Provincial net operating loss carryforwards ("NOL") of approximately $8.8 million and capitalized research and development cost carryforwards of approximately $1.4 million. Unless utilized, the NOLs will expire in varying amounts between fiscal 2000 and fiscal 2006. The capitalized research and development cost may be carried forward without limitation.

   Management determined that it is more likely than not that all of the Company's federal deferred tax assets may not be realized. Accordingly, the valuation allowance was increased by $1,760,000 to reflect this change in judgment. Additionally, the valuation allowance was increased by $7,818,000 during the period ended June 30, 2000 due to operations.

                            PERVASIVE SOFTWARE INC.

5. Employee Benefits

   The Company's employees are offered health coverage under a partially self-funded plan in which the Company purchases specific stop-loss insurance coverage at $50,000 per year, per employee. The Company has also purchased an aggregate stop-loss insurance coverage to limit its maximum annual exposure to claims funded. Based on the policy census at June 30, 2000, such maximum annual exposure for the policy year ending December 31, 2000 is approximately $1,482,000. The Company pays a fixed fee per covered individual for administrative costs of the administrator and the cost of the stop-loss insurance purchased on the Company's behalf. The Company contributes 100% toward the cost to insure each employee and 75% toward the cost to insure dependents for which coverage is requested by the employee. Expenses for the partially self-funded plan including premiums and claims funded for the years ended June 30, 1998, 1999 and 2000 were approximately $508,000, $902,000, and
$1,244,000 respectively.

   The Company has a 401(k) retirement plan which is available to all domestic, full-time employees. The Company's expenses related to the plan were not significant in the years ended June 30, 1998, 1999 or 2000.

6. Common Stock and Stock Options

   On September 25, 1997 the Company completed an initial public offering in which the Company sold 2,000,000 shares of common stock for net proceeds to the Company of $17.4 million, after deducting the underwriters' discount and other costs of the offering.

   On March 18, 1999, the Company completed a secondary public offering in which the Company sold 1,500,000 shares of its common stock for net proceeds of $23.6 million, after deducting expenses of the offering. In addition, certain of the Company's stockholders sold 1,130,000 shares in the offering. In April 1999, the Company sold an additional 394,500 shares of common stock for net proceeds of $6.4 million upon the exercise of an option granted to the underwriters of the offering to cover over-allotments.

   The Company's 1997 Employee Stock Purchase Plan (the "1997 Purchase Plan") was adopted by the Board of Directors in July 1997 and approved by the stockholders in August 1997. A total of 1,250,000 shares of common stock has been reserved for issuance under the 1997 Purchase Plan. The 1997 Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and has consecutive and overlapping twenty-four month offering periods that begin every six months. The 1997 Purchase Plan commenced after the completion of the initial public offering. Each twenty-four month offering period includes four six-month purchase periods, during which payroll deductions are accumulated and at the end of which, shares of common stock are purchased with a participant's accumulated payroll deductions. The 1997 Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 500 shares per purchase period. The price of common stock to be purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period.

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

                            PERVASIVE SOFTWARE INC.

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

   A summary of changes in common stock options during the year ended June 30, 1998, 1999 and 2000 is as follows:

                                                    Range of      Weighted
                                                    Exercise      Average
                                         Shares      Prices    Exercise Price
                                       ----------  ----------- --------------
   Options outstanding, June 30,
    1997..............................  2,259,697  $0.10- 4.60     $ 0.59
     Granted..........................    726,400  $6.00-13.88     $ 8.09
     Exercised........................   (249,699) $0.10- 3.60     $ 0.72
     Surrendered......................   (177,599) $0.10-10.63     $ 1.86
                                       ----------
   Options outstanding, June 30,
    1998..............................  2,558,799  $0.10-13.88     $ 1.68
     Granted..........................  1,572,604  $2.87-24.88     $13.51
     Exercised........................   (191,625) $0.10-13.88     $ 2.85
     Surrendered......................   (336,750) $0.13-16.75     $ 8.31
                                       ----------
   Options outstanding, June 30,
    1999..............................  3,603,028  $0.10-24.88     $ 7.03
     Granted..........................  2,056,475  $6.88-20.06     $ 9.09
     Exercised........................   (236,600) $0.10-13.88     $ 5.21
     Surrendered...................... (1,252,244) $0.13-24.88     $11.98
                                       ----------
   Options outstanding, June 30,
    2000..............................  4,170,659  $0.10-24.88     $ 6.66
                                       ==========

                            PERVASIVE SOFTWARE INC.

   The following is additional information relating to options outstanding at June 30, 2000:

                                                           Options
                          Options Outstanding            Exercisable
                  ----------------------------------- ------------------
                            Weighted-Average Weighted           Weighted
                               Remaining     Average            Average
    Range of      Number of Contractual Life Exercise Number of Exercise
 Exercise Price    Options     of Options     Price    Options   Price
 --------------   --------- ---------------- -------- --------- --------
$ 0.10 to $ 0.30  1,360,167       4.78        $ 0.10  1,360,167  $ 0.10
$ 0.60 to $ 0.90     31,575       6.44        $ 0.69     31,575  $ 0.69
$ 2.00 to $ 5.58     82,753       7.22        $ 3.38     62,680  $ 3.12
$ 6.00 to $ 9.88  1,814,174       9.23        $ 8.10    137,409  $ 8.72
$10.00 to $13.88    466,363       8.89        $11.85     63,588  $12.21
$14.75 to $24.88    415,627       8.80        $17.18     93,532  $16.84
                  ---------                           ---------
$ 0.10 to $24.88  4,170,659       7.64        $ 6.66  1,748,951  $ 2.24
                  =========                           =========

   Of the options exercised, 72,988 shares remain unvested at June 30, 2000 and may be repurchased by the Company at the option's exercise price and recorded as treasury stock should vesting requirements not be fulfilled. At June 30, 2000, 4,466,402 shares of common stock were reserved for exercise of stock options. As part of the Company's 1997 Plan, the number of shares of common stock available for issuance automatically increases on July 1 each calendar year beginning July 1, 1998 and ending July 1, 2000, by an amount equal to five percent (5%) of the shares of common stock and common stock equivalents outstanding on the trading day immediately preceding July 1, with a maximum annual increase of 1,000,000 shares.

   Pro forma compensation expense regarding net income and earnings per share is required by Statement 123, which also requires the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995, under the fair value method prescribed by Statement 123. The pro forma net income information required by Statement 123 is not likely to be representative of the effects on reported net income for future years. During fiscal 1998, 1999 and 2000, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

                                         Employee Stock      Employee Stock
                                             Options          Purchase Plan
                                        -------------------  ----------------
                                        1998   1999   2000    1999     2000
                                        -----  -----  -----  -------  -------
   Risk free interest rate.............  5.80%  5.12%  6.22%    4.89%    6.12%
   Dividend yield......................  0.00%  0.00%  0.00%    0.00%    0.00%
   Volatility factor................... 0.582  0.945  1.414    0.945    1.414
   Weighted average expected life of
    options (in years).................     4      4      4      0.5      0.5

   For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options' vesting periods and stock purchased under the 1997 Employee Stock Purchase Plan is amortized over the six month purchase period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                         1998   1999    2000
                                                        ------ ------ --------
   Pro forma stock based compensation expense.......... $  387 $3,220 $  3,362
   Pro forma net income (loss)......................... $2,335 $  358 $(32,221)
   Pro forma basic earnings (loss) per share........... $ 0.22 $ 0.03 $  (2.06)
   Pro forma diluted earnings (loss) per share......... $ 0.16 $ 0.02 $  (1.95)
   Weighted average grant date fair value.............. $ 4.39 $ 9.43 $   7.83

                            PERVASIVE SOFTWARE INC.

7. Preferred Stock

   On September 25, 1997, the effective date of the Company's initial public offering, all of the outstanding preferred stock was converted into 9,713,132 shares of common stock. In addition, the Company's Certificate of Incorporation was amended authorizing the Board of Directors to issue preferred stock ("new preferred stock") in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. At June 30, 2000, the Company had not issued any new preferred stock.

8. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                           Year Ended June 30,
                                                          ---------------------
                                                           1998   1999    2000
                                                          ------ ------- ------
Numerator:
    Income from continuing operations.................... $2,722 $10,333 $4,120
                                                          ====== ======= ======
Denominator:
  Denominator for basic earnings per share--weighted
   average shares........................................ 10,468  13,960 15,648
  Effect of dilutive securities:
    Convertible preferred shares.........................  2,315      --     --
    Employee stock options...............................  1,958   2,038  1,974
                                                          ------ ------- ------
    Potentially dilutive common shares...................  4,273   2,038  1,974
                                                          ------ ------- ------
  Denominator for diluted earnings per share--adjusted
   weighted average shares and assumed conversions....... 14,741  15,998 17,622
                                                          ====== ======= ======
Basic earnings per share from continuing operations...... $ 0.26 $  0.74 $ 0.26
                                                          ====== ======= ======
Diluted earnings per share from continuing operations.... $ 0.18 $  0.65 $ 0.23
                                                          ====== ======= ======

   At June 30, 2000, 1999 and 1998, approximately 699,000, 142,000 and 24,000 shares, respectively, were not included in the diluted earnings per share calculations since the shares are antidilutive.

9. Business Combinations and Divestitures

 Investment in Pervasive Software Co., Ltd.

   In May 1995, the Company acquired a 65.5% controlling interest in a newly formed entity, Pervasive Software Co., Ltd. ("Pervasive Japan", formerly known as Btrieve Technologies Japan, Ltd.). Pervasive Japan was formed for the purpose of localization, support and marketing in Japan of the Company's database products.

   On February 10, 1998, the Company acquired an additional 15% ownership interest in Pervasive Japan by acquiring stock held by minority shareholders for approximately $266,000 in cash, which approximated its proportionate share of book value. The acquisition was accounted for under the purchase method. On October 29, 1999, the Company acquired an additional 19.5% ownership interest in Pervasive Software Japan by purchasing stock held by a minority shareholder for $750,000 in cash. The acquisition was also accounted for under the purchase method and, accordingly the excess of purchase price over the fair market value of net assets acquired of $160,000 was recorded as goodwill and will be amortized over a ten year period. After the acquisition, the Company holds 100% of the outstanding stock of Pervasive Japan.

                            PERVASIVE SOFTWARE INC.

 Smithware, Inc.

   On February 13, 1998, the Company acquired Smithware, Inc. ("Smithware") a developer of database development and reporting components for Pervasive products. The Company acquired Smithware for approximately $390,000 consisting of $170,000 in cash, 23,752 shares of common stock of the Company valued at $160,000 and acquisition costs of $60,000, plus up to an additional $80,000 of cash and 47,502 shares of stock payable upon achievement of certain milestones in the future. The Company issued 33,251 shares of common stock valued at $326,000 and 14,251 shares of common stock valued at $167,000 relating to milestones achieved in fiscal 1999 and 2000 respectively. In conjunction with the acquisition, the Company repaid Smithware's outstanding debts of approximately $110,000. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of Smithware have been included in the consolidated financial statements from the date of the acquisition. The acquisition did not have a material effect on operations. The excess of purchase price over the fair value of the net assets of $951,000 (including increases related to milestone achievements in 1999 and 2000), was recorded as goodwill and is being amortized over a ten year period. As of June 30, 2000, accumulated amortization of goodwill related to the Smithware acquisition was approximately $172,000.

 EveryWare Development Inc.

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

   The acquisition was accounted for under the purchase method and, accordingly, the operating results of EveryWare have been included in the consolidated financial statements since the date of acquisition. The net assets acquired were recorded at their estimated fair values at the effective date of the acquisition. The following table presents the allocation of the purchase price (in thousands):

   Software technology............................................... $ 1,200
   Purchased research and development................................   1,800
   Excess of cost over fair value of net assets acquired.............   9,761
   Deferred tax adjustment related to intangible assets acquired.....    (600)
   Net fair value of tangible assets acquired and liabilities
    assumed..........................................................    (351)
                                                                      -------
                                                                      $11,810
                                                                      =======

   During June 2000, the Company adopted a formal plan to sell the Tango product line acquired in the EveryWare acquisition. Accordingly, the Tango product line is accounted for and presented as a discontinued operation in the accompanying consolidated financial statements.

                            PERVASIVE SOFTWARE INC.

   Tango revenues were $1.4 million and $3.9 million for 1999 and 2000 respectively. The net assets related to the Tango product line included in the consolidated balance sheets as of June 30, 1999 and 2000 consisted of the following (in thousands):

                                                              1999     2000
                                                             -------  -------
   Accounts receivable and other current assets............. $   341  $   348
   Property and equipment, net..............................   1,449       95
   Excess of cost of our fair value of net assets acquired
    and other intangibles...................................  10,411       --
   Accounts payable and other current liabilities...........    (712)    (557)
   Other liabilities........................................    (565)  (6,240)
                                                             -------  -------
   Net assets (liabilities) of discontinued operations...... $10,924  $(6,354)
                                                             =======  =======

   Included in the $17.0 million loss on disposal in the accompanying statement of operations for fiscal 2000 is a charge of $10.4 million related to the write-down of certain long-lived assets (primarily purchased intangibles and goodwill related to the Tango product line), termination benefits of $0.7 million related to Tango employees and estimated operating costs for Tango in fiscal 2001 of $5.9 million. The long-lived assets were deemed to be impaired by the decision to discontinue sales of the Tango product line and therefore, these assets were written down to their fair market value less cost to sell. The termination benefits were paid to 54 Tango employees in July and August 2000.

10. Commitments and Contingencies

   The Company leases its headquarters and remote office space and, in some cases, is obligated for its proportionate share of utilities and other defined operating expenses of the related building. Office rent expense for domestic and international offices for the years ended June 30, 1998, 1999 and 2000 was approximately $1,204,000, $2,359,000, and $3,215,000, respectively.

   The Company moved its headquarters to a new facility of approximately 91,000 square feet in the second quarter of fiscal 1999. The new facility provides additional space and expansion options and renewal options to accommodate future growth at rental rates per square foot consistent with the previous facility. Future minimum lease payments at June 30, 2000, under the operating leases for worldwide office space, net of minimum sublease rent payments of approximately $53,000 through December 2000, are as follows (in thousands):

   2001................................................................. $ 2,548
   2002.................................................................   1,982
   2003.................................................................   1,958
   2004.................................................................   1,927
   2005.................................................................   2,031
   Thereafter...........................................................   6,321
                                                                         -------
                                                                         $16,767
                                                                         =======

11. General Litigation

   Complaints were filed in November and December 1999 in the U.S. District Court for the Western District of Texas against the Company and certain of its officers and directors. The cases were consolidated into a class action suit filed in January 2000. The class action complaint alleged that the Company and certain of its officers and directors violated federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934, by making false statements and failing to disclose material information to artificially inflate the price of the

                            PERVASIVE SOFTWARE INC.

Company's common stock during the Class Period of July 15, 1999 to October 21, 1999. The Company and the other defendants filed motions to dismiss the suit on February 7, 2000. On July 20, 2000, the U.S. District Court entered its order dismissing plaintiffs' claims against the Company and the other defendants. The case was dismissed without prejudice. The plaintiffs have the right to file an amended complaint.

   The Company is also involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position and results of operations.

12. Segments of Business and Geographic Area Information

   The Company is engaged in the design, development and marketing of database and information management software for Web-based and client/server applications. The Company considers its business activities to constitute a single segment of business.

   A summary of the Company's operations by geographic area follows (in thousands):

                                                       Year ended June 30,
                                                     ------------------------
                                                      1998     1999    2000
                                                     -------  ------- -------
   Revenue:
     North America.................................. $22,476  $32,809 $26,515
     Europe (all originating from U.S.).............   9,293   15,883  15,644
     Japan..........................................   3,877    7,890   8,679
     Rest of World (all originating from U.S.)......   1,054    1,456   1,240
                                                     -------  ------- -------
       Total........................................ $36,700  $58,038 $52,078
                                                     =======  ======= =======
   Operating income (loss)(A):
     North America.................................. $  (711) $ 4,814 $(1,987)
     Europe (inclusive of revenue originating from
      U.S.).........................................   3,765    8,383   6,666
     Japan..........................................     290      799    (368)
                                                     -------  ------- -------
       Total........................................ $ 3,344  $13,996 $ 4,311
                                                     =======  ======= =======
   Identifiable assets:
     North America.................................. $29,253  $66,889 $41,738
     Europe.........................................     620    1,362   1,753
     Japan..........................................   2,770    4,622   3,757
                                                     -------  ------- -------
       Total........................................ $32,643  $72,873 $47,248
                                                     =======  ======= =======

(A) Operating income for Europe does not include any allocation of marketing, product development, technical support and administrative costs incurred in the United States.

13. Foreign Currency Swap Agreement

   The Company has historically entered into foreign currency swap contracts to minimize foreign exchange exposure related to yen-denominated intercompany transactions. At June 30, 1999 and 2000, the Company had no foreign currency contracts outstanding. At June 30, 1998, the Company had two offsetting foreign currency contracts outstanding with a notional amount of approximately $224,000 and maturing in March 1999. Gains and losses on currency swaps were not material to the consolidated financial statements as of June 30, 1998, 1999 and 2000.

                            PERVASIVE SOFTWARE INC.

14. Statements of Cash Flows

   The increase in current assets from continuing operations reflected in the consolidated statements of cash flows is comprised of the following (in thousands):

                                                      Year ended June 30,
                                                    -------------------------
                                                     1998     1999     2000
                                                    -------  -------  -------
   Decrease (increase) in trade accounts
    receivable..................................... $(2,550) $(3,806) $ 3,013
   Decrease (increase) in inventory................    (234)      93      (97)
   Increase in prepaid expenses and other current
    assets.........................................    (818)  (1,399)  (2,394)
                                                    -------  -------  -------
                                                    $(3,602) $(5,112) $   522
                                                    =======  =======  =======

   The increase in accounts payable and accrued liabilities from continuing operations reflected in the consolidated statements of cash flows is comprised of the following (in thousands):

                                                        Year ended June 30,
                                                       ----------------------
                                                        1998   1999    2000
                                                       ------ ------  -------
   Increase (decrease) in trade accounts payable...... $  289 $1,117  $(1,086)
   Increase (decrease) in accrued payroll and payroll
    related costs.....................................    362    (71)     408
   Increase (decrease) in income taxes
    refundable/payable................................    906   (930)  (2,701)
   Increase (decrease) in other accrued expenses......    460    761     (366)
                                                       ------ ------  -------
                                                       $2,017 $  877  $(3,745)
                                                       ====== ======  =======
   Supplemental disclosures:
     Interest paid during the year.................... $   -- $   --  $    --
                                                       ====== ======  =======
     Income taxes paid (refunds received) during the
      year:
       Domestic....................................... $  426 $1,185  $  (564)
                                                       ====== ======  =======
       Foreign........................................ $  271 $  793  $   800
                                                       ====== ======  =======
     Noncash activities:
       Issuance of common stock and options in
        purchase of business.......................... $  160 $  595  $   167
                                                       ====== ======  =======
       Issuance of common stock under employee stock
        purchase plan................................. $  370 $  487  $   757
                                                       ====== ======  =======

15. Subsequent Event (Unaudited)

   The Company has a binding commitment for a $10.0 million revolving line of credit with a bank. Borrowings under such line would be collateralized by cash, cash equivalents or marketable securities and would bear interest at LIBOR plus 50 basis points. The revolving line of credit, when finalized, will expire on February 12, 2001.