Form 10-Q
period 2000-09-30
PERVASIVE SOFTWARE INC
filed 2000-11-14
CIK 1042821

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                      12365 Riata Trace Parkway, Bldg. II
                              Austin, Texas 78727
                   (Address of principal executive offices)
                              ___________________

                                (512) 231-6000
             (Registrant's telephone number, including area code)
                              ___________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                           (1)  Yes  [X]    No  ____

                           (2)  Yes  [X]    No  ____



         As of November 12, 2000 there were 15,875,892 shares of the Registrant's common stock outstanding.


================================================================================

                            PERVASIVE SOFTWARE INC.

                                   FORM 10-Q

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                                            PAGE
                                                                                                                          ----

Item 1.  Financial Statements...........................................................................................    3

         Condensed Consolidated Balance Sheets at September 30, 2000 and June 30, 2000..................................    3

         Condensed Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999.........    4

         Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2000 and 1999.........    5

         Notes to Condensed Consolidated Financial Statements...........................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........................    8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................................   13

PART II. OTHER INFORMATION..............................................................................................   24

Item 1.  Legal Proceedings..............................................................................................   24

Item 4.  Submission of Matters to a Vote of Security Holders............................................................   24

Item 6.  Exhibits and Reports on Form 8-K...............................................................................   24

SIGNATURES..............................................................................................................   25

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Pervasive Software Inc.
                     Condensed Consolidated Balance Sheets

                                (in thousands)


                                                                                September 30,          June 30,
                                                                                    2000                2000
                                                                               ----------------    ----------------
                                                                                 (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                      $   14,087          $   12,822
   Marketable securities                                                              10,322              13,322
   Trade accounts receivable, net                                                      5,579               6,350
   Prepaid expenses and other current assets                                           3,390               4,475
                                                                               -------------       -------------
Total current assets                                                                  33,378              36,969
Property and equipment, net                                                            6,530               7,244
Purchased technology and excess of cost over fair value
   of net assets acquired, net                                                           936                 961
Other assets                                                                           2,131               2,074
                                                                               -------------       -------------
Total assets                                                                      $   42,975          $   47,248
                                                                               =============       =============

Liabilities and Stockholders' Equity
Current liabilities:
   Trade accounts payable                                                         $    1,185          $    1,382
   Accrued payroll and payroll related costs                                           1,240               1,793
   Other accrued expenses                                                              3,333               3,658
   Deferred revenues                                                                   1,535               1,531
   Liabilities of discontinued operations                                              5,125               6,240
                                                                               -------------       -------------
Total current liabilities                                                             12,418              14,604
Stockholders' equity :

   Common stock                                                                       59,954              59,950
   Retained deficit                                                                  (29,397)            (27,306)

                                                                               -------------       -------------
Total stockholders' equity                                                            30,557              32,644
                                                                               -------------       -------------
Total liabilities and stockholders' equity                                        $   42,975          $   47,248
                                                                               =============       =============

                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                      Three months ended
                                                                                          September 30,
                                                                                      2000             1999
                                                                                 ---------------  ---------------
Revenues                                                                             $  10,020        $  16,237
Costs and expenses:
   Cost of revenues and technical support                                                2,464            2,067
   Sales and marketing                                                                   5,035            4,476
   Research and development                                                              2,976            3,177
   General and administrative                                                            1,488            1,112
                                                                                 -------------    -------------
Total costs and expenses                                                                11,963           10,832
                                                                                 -------------    -------------
Operating income (loss) from continuing operations                                      (1,943)           5,405

   Interest and other income, net                                                          351              468
   Income tax provision                                                                   (200)          (1,769)
                                                                                 -------------    -------------
Income (loss) from continuing operations                                                (1,792)           4,104
                                                                                 -------------    -------------

Discontinued Operations:
   Loss from operations                                                                      -           (3,480)
   Income tax benefit                                                                        -              923
                                                                                 -------------    -------------
Loss from discontinued operations                                                            -           (2,557)
                                                                                 -------------    -------------
Net income (loss)                                                                    $  (1,792)       $   1,547
                                                                                 =============    =============

Basic earnings (loss) per share:

   Income (loss) from continuing operations                                          $   (0.11)       $    0.26
   Loss from discontinued operations                                                         -            (0.16)
                                                                                 -------------     ------------
   Net income (loss)                                                                 $   (0.11)       $    0.10
                                                                                 =============     ============

Diluted earnings (loss) per share:

   Income (loss) from continuing operations                                          $   (0.11)       $    0.23
   Loss from discontinued operations                                                         -            (0.14)
                                                                                 -------------     ------------
   Net income (loss)                                                                 $   (0.11)       $    0.09
                                                                                 =============     ============

                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                                                     Three months ended
                                                                                                       September 30,
                                                                                             -----------------------------------
                                                                                                  2000                1999
                                                                                             ----------------    ---------------
Cash from continuing operations
   Income (loss) from continuing operations                                                      $  (1,792)          $   4,104
   Adjustments to reconcile net income (loss) to net cash provided (used) by continuing operations:
       Depreciation and amortization                                                                   794                 713
       Non cash compensation expense pursuant to employee stock purchase plan                           78                 182
       Other non cash items                                                                             47                (204)
       Change in current assets and liabilities:
         (Increase) decrease in trade accounts receivable                                              971                (432)
         (Increase) decrease in prepaid expenses and other current assets                              779                (793)
         Decrease in accounts payable and accrued liabilities                                       (1,153)               (876)
         Increase (decrease) in deferred revenue                                                         4                (378)
         Decrease in income taxes payable                                                                -              (1,601)
                                                                                             ----------------    ---------------
Net cash provided (used) by continuing operations                                                     (272)                715

Cash from discontinued operations
   Loss from discontinued operations                                                                     -              (2,557)
       Depreciation and amortization                                                                     -                 364
       Income tax benefit                                                                                -                 923
       Net change in assets and liabilities of discontinued operations                                 106                (138)
       Decrease in liabilities of discontinued operations                                           (1,012)                  -
                                                                                             ----------------    ---------------
Net cash used in discontinued operations                                                              (906)             (1,408)


Cash from investing activities
   Purchase of property and equipment                                                                 (205)             (1,168)
   Sales and purchases of marketable securities, net                                                 3,000                (703)
   Increase in other assets                                                                            (57)                (28)
                                                                                             ----------------    ---------------
Net cash provided by (used in) investing activities                                                  2,738              (1,899)

Cash from financing activities
   Proceeds from issuance of stock, net of issuance costs                                                4                 453
                                                                                             ----------------    ---------------
Net cash provided by financing activities                                                                4                 453
Effect of exchange rate on cash and cash equivalents                                                  (299)                 (9)
                                                                                             ----------------    ---------------
Increase (decrease) in cash and cash equivalents                                                     1,265              (2,148)
Cash and cash equivalents at beginning of period                                                    12,822              18,126
                                                                                             ----------------    ---------------
Cash and cash equivalents at end of period                                                       $  14,087           $  15,978
                                                                                             ================    ===============

                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2000
                                  (Unaudited)



1.   General and Basis of Financial Statements

     The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the "Company" or "Pervasive"). All material intercompany accounts and transactions have been eliminated in consolidation.

     The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended June 30, 2000, which are contained in the Company's Annual Report filed on Form 10-K on September 28, 2000 (File No. 333-71955). The results of operations for the three month periods ended September 30, 2000 and 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.


2.   Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):


                                                                                    Three months ended
                                                                                      September 30,
                                                                                 -------------------------
                                                                                   2000            1999
                                                                                 ----------      ---------
Numerator:
       Income (loss) from continuing operations .............................    $   (1,792)     $   4,104
                                                                                 ==========      =========
Denominator:
       Denominator for basic earnings (loss) per share -
       weighted average shares ..............................................        15,777         15,544
       Effect of dilutive securities:
       Employee stock options ...............................................         *              2,463
                                                                                 ----------      ---------
    Denominator for diluted earnings per share -
       adjusted weighted average shares and assumed conversions .............        15,777         18,007
                                                                                 ==========      =========

Basic earnings (loss) per share from continuing operations ..................    $    (0.11)     $    0.26
                                                                                 ==========      =========

Diluted earnings (loss) per share from continuing operations ................    $    (0.11)     $    0.23
                                                                                 ==========      =========

* Not applicable in loss periods due to antidilutive effect.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3.   Comprehensive Income (Loss)

     The components of comprehensive income are as follows (in thousands):


                                                                                Three months ended
                                                                                   September 30,
                                                                                2000           1999
                                                                            -----------     -----------
         Net income (loss).............................................     $    (1,792)    $     1,547
         Foreign currency translation adjustments......................            (300)            471
                                                                            -----------     -----------
         Comprehensive income (loss)...................................     $    (2,092)    $     2,018
                                                                            ===========     ===========

4.   EveryWare Development Inc.

     On November 12, 1998, Pervasive acquired for cash approximately 93% of the outstanding common shares of EveryWare Development Inc. ("EveryWare"), a Web development tool and Web-application server provider based in Toronto, Canada. Pervasive acquired the remaining outstanding shares of EveryWare in December 1998. In June 2000, the Company adopted a formal plan to sell the Tango product line acquired in the EveryWare acquisition. Accordingly, the Tango product line is accounted for as a discontinued operation in the accompanying consolidated financial statements.


5.   Contingencies

     Complaints were filed in November and December 1999 in the U.S. District Court for the Western District of Texas against the Company and certain of its officers and directors. The cases were consolidated in a class action suit filed in January 2000. The class action complaint alleged that the Company and certain of its officers and directors violated federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934, by making false statements and failing to disclose material information to artificially inflate the price of the Company's common stock during the Class Period of July 15, 1999 to October 21, 1999. The Company and other defendants filed motions to dismiss the suit on February 7, 2000. On October 19, 2000, the U.S. District Court entered its order dismissing plaintiffs' claims against the Company and the other defendants. The case was dismissed with prejudice and the Plaintiffs no longer have the right to file an amended complaint.

6.   Subsequent Event

     In October 2000, our Board of Directors approved the adoption of a shareholder rights plan whereby one Preferred Share Purchase Right will be distributed for each outstanding share of our Common Stock. The rights are designed to assure that all of our stockholders receive fair and equal treatment in the event of any proposed takeover and to guard against partial tender offers, open market accumulations and other tactics designed to gain control without paying all stockholders a fair price. The rights are not being distributed in response to any specific effort to acquire us.

     The rights become exercisable if a person or group hereafter acquires 15% or more of our Common Stock or announces a tender offer for 15% or more of our Common Stock. Such events, or if we are acquired in a merger or other business combination transaction after a person acquires 15% or more of our Common Stock, would entitle the right holder to purchase, at an exercise price of $18.00, a number of shares of Common Stock having a market value at that time of twice the right's exercise price. Rights held by the acquiring person would become void. The Board of Directors can choose to redeem the rights at one cent per right at any time before an acquiring person hereafter acquires 15% or more of the outstanding Common Stock.

     The rights were distributed on November 6, 2000 to stockholders of record on October 6, 2000. The rights will expire in ten years. The rights distribution is not taxable to stockholders.

PERVASIVE SOFTWARE INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The statements contained in this Report on Form 10-Q that are not purely historical statements are forward looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any forward looking statements after the date of this filing on Form 10-Q to conform these statements with actual results. See "Risk Factors that May Affect Future Results," and the factors and risks discussed in the Company's Annual Report on Form 10-K filed on September 28, 2000 (File No. 333-71955) and other reports filed from time to time with the Securities and Exchange Commission.

Overview

     Pervasive Software Inc. is a leading worldwide provider of data management solutions and services which dramatically simplify the development, deployment and management of business applications for Small and Medium Enterprises ("SME"). Our low cost of ownership database product, Pervasive.SQL, is widely installed with over 4.0 million server seats licensed to date. With Pervasive.SQL, software developers ("ISVs") create sophisticated yet low maintenance applications that reach beyond the desktop to easily share information from workstations to the Web. Our software is designed for integration by ISVs into Web or client/server applications sold to SMEs, which typically have environments with little to no IT infrastructure. Our comprehensive approach to selling, marketing and supporting our offerings is designed to drive simplicity into and mask the complexity of data management solutions, specifically addressing the needs of ISVs who build and VARs who sell and implement software applications to SMEs.

     We derive our revenues primarily from shrink-wrap licenses through independent software vendors, value-added resellers and distributors and through OEM license agreements with independent software vendors. Shrink-wrap license fees are variable and based generally on user count. Our OEM licensing program offers independent software vendors volume discounts and specialized technical support, training and consulting in exchange for embedding our products in software applications and paying us a royalty based on sales of the applications. Additionally, we generate revenues from version upgrades, user count upgrades, and from upgrades to client/server or Web environments from single user workstation or workgroup environments.

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

     Historically, we have derived substantially all of our revenues from our Pervasive.SQL and Btrieve data management products. On June 30, 1999, we discontinued general availability of our Btrieve products to consolidate our data management-related development, marketing and technical support resources behind our current Pervasive.SQL products. Accordingly, revenue from the license of Pervasive.SQL accounts for substantially all of our data management-related revenues in fiscal 2000 and 2001. Our future operating results will depend upon continued market acceptance of Pervasive.SQL. Pervasive.SQL may not achieve continued market acceptance. Any decrease in demand or market acceptance for our Pervasive.SQL product would have a damaging effect on our business, operating results and financial condition.

     In July 2000, we announced a restructuring to focus on the core data management product business, including the discontinuation of our Tango product line. The operating results of the Tango product line did not achieve expected results and thus we have ceased marketing the Tango product. We are presently continuing to support our current Tango customers while attempting to sell the Tango product line. Tango has been recorded as a discontinued operation in the accompanying financial statements; therefore, the following discussion and analysis refer only to continuing operations.

     In addition, as part of the July 2000 restructuring, we reduced our workforce by approximately 100 employees, or approximately 28% of our worldwide workforce. The majority of the reductions occurred in our Toronto office and our Austin headquarters. The workforce reduction was primarily related to the discontinuance of the Tango product line; however, we also reduced a portion of our Pervasive.SQL related workforce, mostly in our Pervasive.SQL development organization. The cost of the Pervasive.SQL workforce reduction is approximately $400,000 and is included as an operating cost in the quarter ending September 30, 2000.

Results of Operations

     The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

                                                                            Three months ended
                                                                              September 30,
                                                                         -------------------------
                                                                            2000         1999
                                                                         ------------ ------------
Revenues                                                                      100%         100%
Costs and expenses:
   Cost of revenues and technical support                                      24           13
   Sales and marketing                                                         50           28
   Research and development                                                    30           19
   General and administrative                                                  15            7
                                                                         ------------ ------------
Total costs and expenses                                                      119           67
                                                                         ------------ ------------
Operating income (loss) from continuing operations                            (19)          33
   Interest and other income, net                                               3            3
   Income tax provision                                                        (2)         (11)
                                                                         ------------ ------------
Income (loss) from continuing operations                                      (18)          25
                                                                         ------------ ------------
Discontinued Operations:
   Loss from operations                                                         -          (21)
   Income tax benefit                                                           -            6
                                                                         ------------ ------------
Loss from discontinued operations                                               -          (15)
                                                                         ------------ ------------
Net income (loss)                                                             (18)%         10%
                                                                         ============ ============

      Revenues

      Our revenues related to continuing operations decreased 38% to $10.0 million in the three months ended September 30, 2000, as compared to $16.2 million reported for the comparable period in the prior fiscal year. We attributed this revenue decrease to a lower sales pipeline, management changes in our Japanese subsidiary and weakening of the Euro during the first quarter of fiscal 2001, and also what we believe to be a general softening in the packaged client/server applications market, contributing to decreased orders for our Pervasive.SQL products embedded in these applications. Our revenues from continuing operations for the three months ended September 30, 2000 increased from the $9.8 million reported for the three months ended June 30, 2000, primarily due to increased focus on our core database business subsequent to the discontinuation of the Tango product line. We believe that each of the above factors affecting revenue between the first quarter of fiscal 2000 and fiscal 2001 could continue to negatively affect license revenues for Pervasive.SQL in the future.

      Licenses of our software operating on Windows NT or other Microsoft operating systems increased to approximately 70% of our revenues in the three months ended September 30, 2000 from approximately 60% in the comparable period in the prior fiscal year. Licenses of our software operating on NetWare represented approximately 25% of revenues in the three months ended September 30, 2000, as compared to 35% in the comparable period in the prior fiscal year. We believe that the increase in the percentage of revenues attributable to licenses of our products operating on Windows NT and other Microsoft operating systems is due to two factors: (1) the increased market acceptance of our products operating on Microsoft platforms and (2) the increased market penetration of Microsoft platforms relative to other operating systems. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future, or at all.

      International revenues, consisting of all revenues from customers located outside of North America, were $7.7 million and $4.1 million in the three months ended September 30, 1999 and 2000, representing 46% and 41% of total revenues, respectively. We attribute the decrease in international revenue during the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 to differing degrees of seasonality of sales experienced in our foreign offices, management changes in our Japanese subsidiary, as well as a weakening of the Euro during the quarter ended September 30, 2000. Therefore, we expect that international revenues may continue to account for a significant portion of our revenues in the future as we maintain, modify and potentially expand our international operations, primarily in Europe and Japan, but also in other areas of the world.

      Costs and Expenses

      Cost of Revenues and Technical Support. Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for our shrink wrap software products, the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase, payment of license fees for third-parties technologies embedded in our products and the costs to deliver professional services and training services to others. Cost of revenues and technical support related to continuing operations was $2.1 million and $2.5 million in the three months ended September 30, 1999 and 2000, representing 13% and 25% of revenues, respectively. The increase in cost of revenues and technical support is primarily related to increased technical support and service personnel in the U.S., Europe and Japan. Cost of revenues and technical support increased as a percentage of revenue primarily as a result of the decline in revenue. We anticipate that cost of revenues and technical support will continue to increase in dollar amount and may increase as a percentage of revenues in the future as we incur increased license fees for third-party technologies embedded in or bundled with our products, provide technical support for additional products and invest in personnel to deliver professional services and training services to others.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses related to continuing operations were $4.5 million and $5.0 million in the three months ended September 30, 1999 and 2000, representing 28% and 50% of revenues, respectively. Sales and marketing expenses increased in dollar amount primarily due to increased costs associated with additional sales and marketing personnel. Sales and marketing expense increased as a percentage of revenue primarily as a result of the decline in revenue. We expect sales and marketing expenses will increase significantly in dollar amount , but may decline as a percentage of revenues, due to the timing and extent of product market development activities and costs associated with new product releases, marketing promotions, brand awareness campaigns, lead generation programs, hiring additional sales and marketing personnel and international expansion.

      Bruce Flory joined the company as Vice President, Marketing in November 2000. Prior to joining Pervasive, Mr. Flory served as Vice President, Marketing for ObjectSpace, Inc., a global provider of software solutions and professional services that enable the creation and utilization of business-to-business web services. Prior to ObjectSpace Inc., Mr. Flory served as Vice President, Marketing for Sterling Software.

      Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses related to continuing operations were $3.1 million and $3.0 million in the three months ended September 30, 1999 and 2000, representing 19% and 30% of revenues, respectively. Research and development expenses decreased slightly in dollar amount primarily due to the reduction in force in July 2000. We anticipate that research and development expenses will decrease slightly in dollar amount and as a percent of revenue in the near term.

      Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods. Accordingly, we charged all software development costs to research and development expenses.

      General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of our finance, human resources, information systems and administrative departments. General and administrative expenses related to continuing operations were $1.1 million and $1.5 million in the three months ended September 30, 1999 and 2000, representing 7% and 15% of revenues, respectively. We attribute the increase in dollar amount primarily to the increased staffing and associated expenses necessary to manage and support our increased scale of operations, both domestically and internationally. General and administrative expenses increased as a percentage of revenue primarily because of the decline in revenue. We believe that our general and administrative expenses will be consistent in dollar amount ,but may decline as a percent of revenue in the near term.

      Provision for Income Taxes. Provision for income taxes related to continuing operations was approximately $1.8 million and $0.2 million in the three months ended September 30, 1999 and 2000, respectively.

      Although we may incur an overall loss for the 2001 year, we will continue to record a provision for income taxes on profits reported by our foreign operations. In addition, anticipated operating losses reported by our domestic operations may require us to reserve certain deferred tax assets that have limited carryforward periods.

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

      Loss from Discontinued Operations. Loss from discontinued operations relates to the discontinuation of the Tango product line at the end of fiscal 2000. Total loss from discontinued operations was $2.6 million, net of income tax benefit of $0.9 million, in the three months ended September 30, 1999. We are currently exploring strategic alternatives for the Tango product line, including its possible sale.

Liquidity and Capital Resources

      Cash used by continuing operations was $272,000 for the three months ended September 30, 2000 as compared with cash provided by continuing operations of $715,000 for the comparable period in the prior fiscal year. Cash used in continuing operations during the first quarter of fiscal 2001 resulted primarily from a net loss from continuing operations and a decrease in accounts payable and accrued liabilities, offset by decreases in accounts receivable, prepaid expenses and other current assets. Cash provided by continuing operations during the comparable period in the prior fiscal year resulted primarily from net income from continuing operations, reduced by increases in accounts receivable, prepaid expenses and other current assets as well as decreases in accounts payable, accrued liabilities, deferred revenue and income taxes payable.

      During the first three months of fiscal 2000, we invested $703,000, in marketable securities, consisting of various taxable and tax advantaged securities. During the first three months of fiscal 2001, we received net proceeds of $3.0 million from the sale or maturity of marketable securities. In addition, we purchased property and equipment totaling approximately $1.2 million and $0.2 million in the three months ended September 30, 1999 and 2000, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will decrease during the current fiscal year as compared to the prior year as a result of our discontinued Tango product line and related workforce reduction.

      On September 30, 2000, we had $21.0 million in working capital, including $14.1 million in cash and cash equivalents and $10.3 million in marketable securities. We have a binding commitment for a $10.0 million revolving line of credit with a bank.

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

      Through the first three quarters of the calendar year 2000, we have not experienced any significant problems associated with the Year 2000 issue. Although it appears that the Year 2000 issue will not have a significant adverse affect on Pervasive, we continue to offer Year 2000 related support to our customers and monitor the Year 2000 compliance of our internal systems world wide. Undetected errors in our products or internal systems that may be discovered in the future could have a material adverse affect on our business, operating results or financial condition.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Germany, France, England, and Belgium and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the quarter ended September 30, 2000. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2000.

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

     Our revenues for each quarter in fiscal year 2000 decreased sequentially from the previous quarter, due to a combination of factors, including: lower sales pipelines, the reorganization of our domestic sales force in January 2000, the reorganization of our European sales force in April 2000, management changes in our worldwide sales organization, senior management changes in our Japanese subsidiary, our past focus of resources and management attention on our discontinued Tango product line, competitive forces and what we believe to be a general softening in the packaged client/server applications market contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We believe each of these factors could continue to negatively affect sales of our Pervasive.SQL product in the future.Significant portions of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if our revenues are below our expectations, our operating results are likely to be adversely and disproportionately affected. In addition, we may change our prices, change our distribution strategy and policies, accelerate our investment in research and development, sales or marketing efforts in response to competitive pressures or pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations.

      In July 2000, we announced a restructuring to focus on our core database business. As part of the restructuring, we recorded in the fourth fiscal quarter a charge of $17 million or $1.08 per share for discontinued operations related to our Tango product line. While we currently continue to support our Tango customers, we are exploring strategic alternatives for the Tango product line, including its possible sale. Our operating results have fluctuated in the past due to charges relating to the discontinued Tango operations and may continue to fluctuate in future quarters depending upon the timing and nature of final disposition of our Tango product line. In addition, our operating results could be harmed in the event that additional liabilities related to the discontinued Tango product line arise.

      In addition, as part of the restructuring, we reduced our workforce by approximately 100 employees, or approximately 28 percent of our worldwide workforce. The majority of the reductions occurred in our Toronto office and our Austin headquarters. The workforce reduction was primarily related to the discontinuance of the Tango product line; however, we also reduced a portion of our Pervasive.SQL related workforce. The cost of the Pervasive.SQL workforce reduction is approximately $400,000 and is included as an operating cost in the quarter ending September 30, 2000.

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

Our Success Depends on Our Management of Growth and Change Within Our Business

      We have generally expanded our operations since inception, resulting in new and increased responsibilities for management and placing a strain upon our financial and other resources. Since our inception, we have experienced periods of revenue growth, a general increase in the number of our employees, a general expansion in the scope of our operating and financial systems and an expansion in the geographic area of our operations. In particular, we had a total of 379 employees at September 30, 1999, as compared to 240 at September 30, 1998. In July 2000, we announced the discontinuance of our Tango operations and a reduction in our workforce of approximately 100 employees. As of September 30, 2000 we had a total of 240 employees. In order to manage any future growth effectively, we may be required to implement and improve our operational systems, procedures and controls on a timely basis. If we experience future growth and fail to implement and improve these systems, our business, operating results and financial condition will be materially adversely affected.

Our Performance Depends on Market Acceptance of Pervasive.SQL

      We derive substantially all of our revenues from the license of our Pervasive.SQL products. In particular, we are becoming increasingly dependent on market acceptance of our Pervasive.SQL 2000 product introduced in June 1999, as revenues from our older database products, Btrieve and Pervasive.SQL 7, have declined and are expected to continue to decline in subsequent quarters. Market acceptance of Pervasive.SQL 2000 may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and what we believe is a softening in the market for client/server applications of the type built on Pervasive.SQL 2000. Market acceptance of Pervasive.SQL 2000 and future upgrades also may be influenced by factors in our control such as product quality and relative demand for feature and functionality upgrades. Although we recognized increased revenue from Pervasive.SQL 2000 in both the three months ended September 30, 1999 and the three months ended December 31, 1999, one-time upgrades from earlier versions of our products, our favorable upgrade pricing, or other factors may have contributed to such increased revenues and such increases may not continue in future quarters. In fact, revenue from Pervasive.SQL 2000 declined in the three months ended March 31, 2000 relative to the three months ended December 31, 1999, but then grew in the three months ended June 30, 2000 relative to the three months ended March 31, 2000 and were consistent in the three months ended September 30, 2000 relative to the three months ended June 30, 2000.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account For a Significant Percentage of Our Revenues

      The loss of a major distributor, changes in a distributor's payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors, value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the quarter ended September 30, 2000, three distributors combined accounted for an aggregate of approximately 18% of our revenues, as compared to the quarter ended September 30, 1999, where three distributors accounted for an aggregate of approximately 26% of our revenues. Additionally, we estimate that approximately 20% of our revenues in the quarter ended September 30, 2000 were from sales related to accounting software applications. We expect that we will continue to be dependent upon a limited number of distributors and sales related to accounting software applications for a significant portion of our revenues in future periods. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

We Depend on Our Indirect Sales Channel

      Our failure to continue to grow our indirect sales channel or the loss of a significant number of members of our indirect channel partners would have a material adverse effect on our business, financial condition and operating results. We do not have a substantial direct sales force and we derive substantially all of our revenues from indirect sales through a channel consisting of independent software vendors, value-added resellers, system integrators, consultants and distributors. Our sales channel could be adversely affected by a number of factors including:

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

We Increasingly Depend on the Growth of International Sales and Operations

      We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the quarter ended September 30, 2000, we derived 41% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

We Must Continue to Hire and Retain Skilled Personnel in a Tight Labor Market

      Qualified personnel are in great demand and short supply throughout the software industry. Our success depends in large part on our ability to attract, motivate and retain highly skilled employees on a timely basis, particularly executive management, sales and marketing personnel, software engineers and other senior personnel. Our efforts to attract and retain highly skilled employees could be harmed by our July 2000 workforce reduction related to the discontinuance of our Tango product line of approximately 100 employees, or approximately 28% of our worldwide workforce. Our failure to attract and retain the highly trained technical personnel that are essential to our product development, marketing, service and support teams may limit the rate at which we can generate revenue and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

We Have Anti-Takeover Provisions

      Our Restated Certificate of Incorporation and Bylaws contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions: authorizing the issuance of "blank check" preferred stock; establishing advance notice requirements for stockholder nominations for elections to the Board of Directors or for proposing matters that can be acted upon at stockholders' meetings; eliminating the ability of stockholders to act by written consent; requiring super-majority voting to approve certain amendments to the Restated Certificate of Incorporation; limiting the persons who may call special meetings of stockholders; and providing for a Board of Directors with staggered, three-year terms. In addition, certain provisions of Delaware law and our 1997 Stock Incentive
Plan (the "1997 Plan") may also have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals.

      Further, in October 2000, our Board of Directors approved the adoption of a shareholder rights plan whereby one preferred share purchase right will be distributed for each outstanding share of our common stock. The rights are designed to assure that all of our stockholders receive fair and equal treatment in the event of any proposed takeover and to guard against partial tender offers, open market accumulations and other tactics designed to gain control without paying all stockholders a fair price. The rights are not being distributed in response to any specific effort to acquire us.

      The rights become exercisable if a person or group hereafter acquires 15% or more of our common stock or announces a tender offer for 15% or more of our common stock. Such events, or if we are acquired in a merger or other business combination transaction after a person acquires 15% or more of our common stock, would entitle the right holder to purchase, at an exercise price of $18.00, a number of shares of common stock having a market value at that time of twice the right's exercise price. Rights held by the acquiring person would become void. The Board of Directors can choose to redeem the rights at one cent per right at any time before an acquiring person hereafter acquires 15% or more of the outstanding common stock. The Rights Plan may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals.

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

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS


              Complaints were filed in November and December 1999 in the U.S. District Court for the Western District of Texas against us and certain of our officers and directors. The cases were consolidated in a class action suit filed in January 2000. The class action complaint alleged that we and certain officers and directors violated federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934, by making false statements and failing to disclose material information to artificially inflate the price of our common stock during the class period of July 15, 1999 to October 21, 1999. We, along with the other defendants, filed motions to dismiss the suit on February 7, 2000. On October 19, 2000, the U.S. District Court entered its order dismissing plaintiffs' claims against us and the other defendants. The case was dismissed with prejudice.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              The Company's annual meeting of the stockholders was held on November 9, 2000.

              The following nominees were elected as directors, each to hold office until their three-year term expires or until their successors have been duly elected and qualified, by the vote set forth below:

           NOMINEE                      FOR                        WITHHELD
      --------------------      --------------------        --------------------

      Ron R. Harris                  13,789,995                    370,328
      David A. Boucher               13,789,995                    370,328

              The proposal to approve an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares available for issuance thereunder was approved by the vote set forth below:

               FOR                   AGAINST                       ABSTAIN
      --------------------      --------------------        --------------------

           6,260,240                 528,864                       32,221

              The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 2001 was approved by the vote set forth below:

              FOR                    AGAINST                       ABSTAIN
      --------------------      --------------------        --------------------

           14,137,258                 13,745                       9,320

ITEM 6.       Exhibits and Reports on Form 8-K

      (a)     Exhibits under Item 601 of Regulation S-K

              3.1*       Restated Certificate of Incorporation
              3.2*       Bylaws of the Company
              4.1*       Reference is made to Exhibits 3.1, 3.2 and 4.3
              4.2*       Specimen Common Stock certificate
              4.3*       Investors' Rights Agreement dated April 19, 1995,
                         between the Company and the investors named therein
              4.4***     Rights Agreement dated October 20, 2000 between the
                         Company and Computershare Trust Company, Inc. as Rights
                         Agent
              10.1*      Form of Indemnification Agreement
              10.2*      1997 Stock Incentive Plan
              10.3*      Employee Stock Purchase Plan
              10.4*      First Amended and Restated 1994 Incentive Plan
              10.10**    Lease agreement dated April 2, 1998 between the Company
                         and CarrAmerica Realty, L.P. T/A Riata Corporate Park
              27.1       Financial Data Schedule

              *Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

              ** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-230431).

              *** Incorporated by reference to the Company's Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043)

      (b)     Reports on Form 8-K
                    No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2000                PERVASIVE SOFTWARE INC.
                                        (Registrant)




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

                                 EXHIBIT INDEX

                  EXHIBIT
                  NUMBER        DESCRIPTION

                  3.1*      Restated Certificate of Incorporation
                  3.2*      Bylaws of the Company
                  4.1*      Reference is made to Exhibits 3.1, 3.2 and 4.3
                  4.2*      Specimen Common Stock certificate
                  4.3*      Investors' Rights Agreement dated April 19, 1995,
                            between the Company and the investors named therein
                  4.4***    Rights Agreement, dated October 20, 2000, between
                            the Company and Computershare Trust Company, Inc.,
                            as Rights Agent
                  10.1*     Form of Indemnification Agreement
                  10.2*     1997 Stock Incentive Plan
                  10.3*     Employee Stock Purchase Plan
                  10.4*     First Amended and Restated 1994 Incentive Plan
                  10.10**   Lease agreement dated April 2, 1998 between the
                            Company and CarrAmerica Realty, L.P. T/A Riata
                            Corporate Park
                  27.1      Financial Data Schedule

                  * Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

                  ** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-230431).

                  *** Incorporated by reference to the Company's Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).