Form 10-Q
period 2000-12-31
PERVASIVE SOFTWARE INC
filed 2001-02-14
CIK 1042821

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

                                   ----------

                                 (512) 231-6000
              (Registrant's telephone number, including area code)

                                   ----------

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

     As of February 14, 2001 there were 15,878,142 shares of the Registrant's common stock outstanding.

================================================================================

                             PERVASIVE SOFTWARE INC.

                                    FORM 10-Q

                                      INDEX

PART I.        FINANCIAL INFORMATION                                                                           PAGE
                                                                                                               ----

Item 1.       Financial Statements.............................................................................  3

              Condensed Consolidated Balance Sheets at December 31, 2000 and June 30, 2000.....................  3

              Condensed Consolidated Statements of Operations for the three and six months ended
              December 31, 2000 and 1999.......................................................................  4

              Condensed Consolidated Statements of Cash Flows for the six months ended December
              31, 2000 and 1999................................................................................  5

              Notes to Condensed Consolidated Financial Statements.............................................  6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations.......................................................................................  8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk....................................... 13


PART II.      OTHER INFORMATION................................................................................ 24

Item 1.       Legal Proceedings................................................................................ 24

Item 6.       Exhibits and Reports on Form 8-K................................................................. 24

SIGNATURES    ................................................................................................. 26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             Pervasive Software Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                             DECEMBER 31,     JUNE 30,
                                                                2000            2000
                                                             ------------     --------
                                                             (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents                                  $  5,698        $ 12,822
   Marketable securities                                        17,642          13,322
   Trade accounts receivable, net                                5,894           6,350
   Prepaid expenses and other current assets                     3,032           4,475
                                                              --------        --------
Total current assets                                            32,266          36,969
Property and equipment, net                                      6,163           7,244
Purchased technology and excess of cost over fair value
   of net assets acquired, net                                     907             961
Other assets                                                     2,259           2,074
                                                              --------        --------
Total assets                                                  $ 41,595        $ 47,248
                                                              ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                     $  1,008        $  1,382
   Accrued payroll and payroll related costs                     1,448           1,793
   Other accrued expenses                                        3,943           3,658
   Deferred revenues                                             1,661           1,531
   Income taxes payable                                            383              --
   Liabilities of discontinued operations                        3,470           6,240
                                                              --------        --------
Total current liabilities                                       11,913          14,604
Stockholders' equity :
   Common stock                                                 60,088          59,950
   Retained earnings                                           (30,406)        (27,306)
                                                              --------        --------
Total stockholders' equity                                      29,682          32,644
                                                              --------        --------
Total liabilities and stockholders' equity                    $ 41,595        $ 47,248
                                                              ========        ========

                             See accompanying notes.

                             Pervasive Software Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          DECEMBER 31,                    DECEMBER 31,
                                                                    ------------------------        ------------------------
                                                                      2000            1999            2000            1999
                                                                    --------        --------        --------        --------

Revenues                                                            $ 10,600        $ 14,738        $ 20,620        $ 30,975
Costs and expenses:
   Cost of revenues and technical support                              2,603           2,576           5,067           4,643
   Sales and marketing                                                 5,012           5,230          10,048           9,706
   Research and development                                            2,669           3,607           5,645           6,784
   General and administrative                                          1,505           1,635           2,991           2,747
                                                                    --------        --------        --------        --------
Total costs and expenses                                              11,789          13,048          23,751          23,880
                                                                    --------        --------        --------        --------
Operating income (loss) from continuing operations                    (1,189)          1,690          (3,131)          7,095

   Interest and other income, net                                        325             430             675             921
   Income tax provision                                                 (101)           (636)           (301)         (2,405)
   Minority interest in (earnings) loss of subsidiary, net of tax         --               4              --             (19)
                                                                    --------        --------        --------        --------

Income (loss) from continuing operations                                (965)          1,488          (2,757)          5,592

Discontinued operations:
   Loss from operations                                                   --          (4,189)             --          (7,669)
   Income tax benefit                                                     --           1,551              --           2,474
                                                                    --------        --------        --------        --------
Loss from discontinued operations                                         --          (2,638)             --          (5,195)
                                                                    --------        --------        --------        --------
Net income (loss)                                                   $   (965)       $ (1,150)       $ (2,757)       $    397
                                                                    ========        ========        ========        ========

Basic earnings (loss) per share:
   Income (loss) from continuing operations                         $  (0.06)       $   0.10        $  (0.17)       $   0.36
   Loss from discontinued operations                                      --           (0.17)             --           (0.33)
                                                                    --------        --------        --------        --------
   Net income (loss)                                                $  (0.06)       $  (0.07)       $  (0.17)       $   0.03
                                                                    ========        ========        ========        ========

Diluted earnings (loss) per share:
   Income (loss) from continuing operations                         $  (0.06)       $   0.08        $  (0.17)       $   0.31
   Loss from discontinued operations                                      --           (0.15)             --           (0.29)
                                                                    --------        --------        --------        --------
   Net income (loss)                                                $  (0.06)       $  (0.06)       $  (0.17)       $   0.02
                                                                    ========        ========        ========        ========

                             See accompanying notes.

                             Pervasive Software Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                                                  SIX MONTHS ENDED
                                                                                                     DECEMBER 31,
                                                                                               ------------------------
                                                                                                 2000            1999
                                                                                               --------        --------

CASH FROM CONTINUING OPERATIONS
   Income (loss) from continuing operations                                                    $ (2,757)       $  5,592
   Adjustments to reconcile income (loss) to net cash provided by continuing operations:
       Depreciation and amortization                                                              1,530           1,476
       Non cash compensation expense pursuant to employee stock purchase plan                       159             328
       Other non cash items                                                                          76            (204)
       Change in current assets and liabilities:
         (Increase) decrease in trade accounts receivable                                           273            (677)
         (Increase) decrease in prepaid expenses and other current assets                         1,137          (1,666)
         Decrease in accounts payable and accrued liabilities                                      (565)           (190)
         Increase (decrease) in deferred revenue                                                    130            (296)
         Increase (decrease) in income taxes payable                                                355          (4,228)
                                                                                               --------        --------
Net cash provided by continuing operations                                                          338             135

CASH FROM DISCONTINUED OPERATIONS
   Loss from discontinued operations                                                                 --          (5,195)
       Depreciation and amortization                                                                 --             743
       Income tax benefit                                                                            --           2,474
       Net change in assets and liabilities of discontinued operations                              489              87
       Decrease in liabilities of discontinued operations                                        (2,770)             --
                                                                                               --------        --------
Net cash  used in discontinued operations                                                        (2,281)         (1,891)

CASH FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                              (471)         (2,442)
   Sales (purchases) of marketable securities, net                                               (4,320)            877
   Purchase of business, net of cash acquired                                                        --            (938)
   Increase in other assets                                                                        (185)           (123)
                                                                                               --------        --------
Net cash used in investing activities                                                            (4,976)         (2,626)

CASH FROM FINANCING ACTIVITIES
   Proceeds from issuance of stock, net of issuance costs                                           138             616
                                                                                               --------        --------
Net cash provided by financing activities                                                           138             616

                                                                                               --------        --------
Effect of exchange rate on cash and cash equivalents                                               (343)            150
                                                                                               --------        --------
Decrease in cash and cash equivalents                                                            (7,124)         (3,616)
Cash and cash equivalents at beginning of period                                                 12,822          18,126
                                                                                               --------        --------
Cash and cash equivalents at end of period                                                     $  5,698        $ 14,510
                                                                                               ========        ========

                            See accompanying notes.

                             PERVASIVE SOFTWARE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1. GENERAL AND BASIS OF FINANCIAL STATEMENTS

     The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the "Company" or "Pervasive"). All material intercompany accounts and transactions have been eliminated in consolidation.

     The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended June 30, 2000, which are contained in the Company's Annual Report filed on Form 10-K on September 28, 2000 (File No. 000-23043). The results of operations for the three and six month periods ended December 31, 2000 and 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS

     The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations (in thousands, except per share data):

                                                                                  Three months ended          Six months ended
                                                                                      December 31,               December 31,
                                                                                -----------------------     ----------------------
                                                                                  2000           1999         2000          1999
                                                                                --------       --------     --------      --------

Numerator:
     Net income (loss) .......................................................  $   (965)      $  1,488     $ (2,757)     $  5,592
                                                                                ========       ========     ========      ========
Denominator:
Denominator for basic earnings (loss) per share - weighted average shares ....    15,826         15,628       15,801        15,586

    Effect of dilutive securities:
     Employee stock options ..................................................        --          2,182           --         2,343
                                                                                --------       --------     --------      --------
     Potentially dilutive common shares ......................................        --          2,182           --         2,343
                                                                                --------       --------     --------      --------
Denominator for diluted earnings (loss) per share -
     adjusted weighted average shares and assumed conversions ................    15,826         17,810       15,801        17,929
                                                                                ========       ========     ========      ========
Basic earnings (loss) per share ..............................................  $  (0.06)      $   0.10     $  (0.17)     $   0.36
                                                                                ========       ========     ========      ========
Diluted earnings (loss) per share ............................................  $  (0.06)      $   0.08     $  (0.17)     $   0.31
                                                                                ========       ========     ========      ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3. COMPREHENSIVE INCOME

     The components of comprehensive income (loss) are as follows:

                                                      Three months ended            Six months ended
                                                         December 31,                 December 31,
                                                    ----------------------        ----------------------
                                                     2000           1999           2000           1999
                                                    -------        -------        -------        -------

Net income (loss) ...........................       $  (965)       $(1,150)       $(2,757)       $   397

Foreign currency translation adjustments ....           (36)            16           (336)           479
                                                    -------        -------        -------        -------
Comprehensive income (loss) .................       $(1,001)       $(1,134)       $(3,093)       $   876
                                                    =======        =======        =======        =======

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

6. SHAREHOLDER RIGHTS PLAN

     In October 2000, the Board of Directors approved the adoption of a shareholder rights plan whereby one Preferred Share Purchase Right was distributed for each outstanding share of the Company's Common Stock.

     The rights become exercisable if, following adoption of the plan, a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer for 15% or more of the Company's Common Stock. Such events, or if the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company's Common Stock, would entitle the right holder to purchase, at an exercise price of $18.00, a number of shares of Common Stock having a market value at that time of twice the right's exercise price. Rights held by the acquiring person would become void. The Board of Directors can choose to redeem the rights at one cent per right at any time before an acquiring person acquires 15% or more of the outstanding Common Stock.

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

OVERVIEW

     Pervasive Software Inc. is a leading worldwide provider of data management solutions and services which dramatically simplify the development, deployment and management of business applications for Small and Medium Enterprises ("SME"). Our low cost of ownership database product, Pervasive.SQL, is widely installed with over 4 million server seats licensed to date. With Pervasive.SQL, software developers ("ISVs") create sophisticated yet low maintenance applications that reach beyond the desktop to easily share information from workstations to the Web. Our software is designed for integration by ISVs into Web or client/server applications sold to SMEs, which typically have environments with little to no IT infrastructure. Our comprehensive approach to selling, marketing and supporting our offerings is designed to drive simplicity into and mask the complexity of data management solutions, specifically addressing the needs of ISVs who build and VARs who sell and implement software applications to SMEs.

     We derive our revenues primarily from shrink-wrap licenses through independent software vendors, value-added resellers and distributors and through OEM license agreements with independent software vendors. Shrink-wrap license fees are variable and based generally on user count. Our OEM licensing program offers independent software vendors volume discounts and specialized technical support, training and consulting in exchange for embedding our products in software applications and paying us a royalty based on sales of their applications. Additionally, we generate revenues from version upgrades, user count upgrades, and from upgrades to client/server or Web environments from single user workstation or workgroup environments.

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

     In July 2000, we announced a restructuring to focus on the core data management product business, including the discontinuation of our Tango product line. The operating results of the Tango product line did not achieve expected results and thus we have ceased marketing the Tango product. We are presently continuing to support our current Tango customers while we explore strategic alternatives for the Tango product line, including its possible sale or open source licensing. Tango has been recorded as a discontinued operation in the accompanying financial statements; therefore, the following discussion and analysis refer only to continuing operations.

     In addition, as part of the July 2000 restructuring, we reduced our workforce by approximately 100 employees, or approximately 28% of our worldwide workforce. The majority of the reductions occurred in our Toronto office and our Austin headquarters. The workforce reduction was primarily related to the discontinuance of the Tango product line; however, we also reduced a portion of our Pervasive.SQL related workforce, mostly in our Pervasive.SQL development organization. The cost of the Pervasive.SQL workforce reduction was approximately $400,000 and was included as an operating cost in the quarter ending September 30, 2000.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 DECEMBER 31,             DECEMBER 31,
                                                             ------------------         -----------------
                                                              2000         1999         2000         1999
                                                             -----         ----         ----         ----

Revenues ..............................................        100%         100%         100%         100%
Costs and expenses:
      Cost of revenues and technical support ..........         25           17           25           15
      Sales and marketing .............................         47           36           49           31
      Research and development ........................         25           25           27           22
      General and administrative ......................         14           11           14            9
                                                              ----         ----         ----         ----
Total costs and expenses ..............................        111           89          115           77
                                                              ----         ----         ----         ----
Operating income (loss) from continuing operations ....        (11)          11          (15)          23
      Interest and other income, net ..................          3            3            3            3
      Income tax provision ............................         (1)          (4)          (1)          (8)
                                                              ----         ----         ----         ----
Income (loss) from continuing operations ..............         (9)          10          (13)          18
                                                              ----         ----         ----         ----
Discontinued operations:
      Loss from operations ............................         --          (28)          --          (25)
      Income tax benefit ..............................         --           10           --            8
                                                              ----         ----         ----         ----
Loss from discontinued operations .....................         --          (18)          --          (17)
                                                              ----         ----         ----         ----
Net income (loss) .....................................         (9)%         (8)%        (13)%          1%
                                                              ====         ====         ====         ====

     Revenues

     Our revenues from continuing operations were $10.6 million in the three months ended December 31, 2000, a decrease of 28% from the $14.7 million reported for the comparable period in the prior fiscal year. Our revenues from continuing operations for the six month period ending December 31, 2000 decreased 33% to $20.6 million as compared to $31.0 million for the comparable period in the prior fiscal year. We attributed these revenue decreases to lower sales pipelines, management changes in our Japanese subsidiary, and also what we believe to be a general softening in the packaged client/server applications market, contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We believe that each of the above factors affecting revenue could continue to negatively affect license revenues for Pervasive.SQL in the future. Our revenues from continuing operations for the three months ended December 31, 2000 increased from the $9.8 million and $10.0 million for the three months ended June 30, 2000 and September 30, 2000 respectively, primarily due to increased focus on our core database business subsequent to the discontinuation of the Tango product line and growth in our European revenues in the three months ended December 31, 2000 following a seasonally difficult September quarter.

     Licenses of our software operating on Windows NT or other Microsoft operating systems increased to approximately 70% of our revenues in both the three and six month periods ended December 31, 2000 from approximately 60% in the comparable periods in the prior fiscal year. Licenses of our software operating on NetWare represented approximately 28% of revenues in both the three and six month periods ended December 31, 2000, as compared to 34% in the comparable periods in the prior fiscal year. We believe that the increase in the percentage of revenues attributable to licenses of our products operating on Windows NT and other Microsoft operating systems is primarily due to the increased market penetration of Microsoft platforms relative to other operating systems. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future, or at all.

     International revenues, consisting of all revenues from customers located outside of North America, were $7.5 million and $5.2 million in the three months ended December 31, 1999 and 2000, representing 51% and 49% of total revenues, respectively. International revenues were $15.1 million and $9.2 million in the six months ended December 31, 1999 and 2000, representing 49% and 45% of total revenues, respectively. We attribute the decrease in international revenue during the first half of fiscal 2001 as compared to the first half of fiscal 2000 to what we believe to be a general softening in the packaged client/server applications market, contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We expect that international revenues will continue to account for a significant portion of our revenues in the future as we maintain, modify and potentially expand our international operations, primarily in Europe and Japan, but also in other areas of the world.

     Costs and Expenses

     Cost of Revenues and Technical Support. Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for our shrink wrap software products, the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase, payment of license fees for third-parties technologies embedded in our products and the costs to deliver professional services and training services to others. Cost of revenues and technical support related to continuing operations was $2.6 million in the three months ended December 31, 1999 and 2000, representing 17% and 25% of revenues, respectively. Cost of revenues and technical support related to continuing operations was $4.6 million and $5.1 million for the six month period ending December 31, 1999 and 2000, representing 15% and 25% of revenues, respectively. The increase in cost of revenues and technical support is primarily related to increased technical support and consulting personnel in the U.S., Europe and Japan. Cost of revenues and technical support increased as a percentage of revenue primarily as a result of the decrease in revenue. We anticipate that cost of revenues and technical support will decrease in dollar amount in the future as we reduce costs associated with hiring and retaining technical support and training personnel, partially offset by increased license fees for third-party technologies embedded in or bundled with our products and increased investment in personnel to deliver professional services to others.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses related to continuing operations were $5.2 million and $5.0 million in the three months ended December 31, 1999 and 2000, representing 36% and 47% of revenues, respectively. Sales and marketing expenses related to continuing operations were $9.7 million and $10.0 million for the six months ending December 31, 1999 and 2000, representing 31% and 49% of revenues, respectively. Sales and marketing expenses increased in dollar amount for the six months primarily due to increased costs associated with additional sales and marketing personnel. Sales and marketing expense increased as a percentage of revenue primarily as a result of the decrease in revenue. We expect sales and marketing expenses will decrease in dollar amount in the near term due to the reduction of costs associated with hiring and retaining sales and marketing personnel and related travel and field office expenses, partially offset by the timing and extent of product market development activities and costs associated with new product releases, marketing promotions, brand awareness campaigns and lead generation programs.

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

     Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses related to continuing operations were $3.6 million and $2.7 million in the three months ended December 31, 1999 and 2000, representing 25% and 25% of revenues, respectively. Research and development expenses related to continuing operations were $6.8 million and $5.6 million for the six months ended December 31, 1999 and 2000, representing 22% and 27% of revenues, respectively. Research and development expenses decreased in dollar amount primarily due to the reduction in force in July 2000. Research and development expense increased as a percentage of revenue primarily as a result of the decrease in revenue. We anticipate that research and development expenses will decrease in dollar amount in the near term due to reduced costs associated with hiring and retaining research and development personnel and reduced investment in outsourced development projects.

     Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods. Accordingly, we charged all software development costs to research and development expenses.

     General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of our finance, human resources, information systems and administrative departments. General and administrative expenses related to continuing operations were $1.6 million and $1.5 million in the three months ended December 31, 1999 and 2000, representing 11% and 14% of revenues, respectively. General and administrative expenses related to continuing operations were $2.7 million and $3.0 million for the six months ended December 31, 1999 and 2000, representing 9% and 14% of revenues, respectively. We attribute the increase in dollar amount for the six months primarily to the increased staffing and associated expenses necessary to manage and support our increased scale of operations, both domestically and internationally. General and administrative expenses increased as a percentage of revenue primarily because of the decrease in revenue. We believe that our general and administrative expenses will decrease in dollar amount in the near term due to reduced costs associated with hiring and retaining general and administrative personnel.

     Provision for Income Taxes. Provision for income taxes related to continuing operations was approximately $0.6 million and $0.1 million in the three months ended December 31, 1999 and 2000, respectively. Provision for income taxes related to continuing operations was approximately $2.4 million and $0.3 million for the six months ended December 31, 1999 and 2000, respectively.

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

     We believe that, based on a number of factors, it is more likely than not that a substantial amount of our deferred tax assets may not be realized. These factors include:

     o    Recent decreases in revenue related to continuing operations;

     o The potential impact of anticipated deductions due to exercise of employee stock options on deferred tax assets with limited carryforward periods; and

     o The intensely competitive market in which we operate and which is subject to rapid change.

     Accordingly, we have recorded a valuation allowance against the deferred tax assets to the extent domestic deferred tax assets exceed the potential benefit from carryback or carryover of deferred items to offset taxable income in the current year, prior years or the next succeeding year.

     Loss from Discontinued Operations. Loss from discontinued operations relates to the discontinuation of the Tango product line at the end of fiscal 2000. Total loss from discontinued operations was $2.6 million, net of income tax benefit of $1.5 million, in the three months ended December 31, 1999. Total loss from discontinued operations was $5.2 million, net of income tax benefit of $2.5 million, in the six months ended December 31, 1999. We are currently exploring strategic alternatives for the Tango product line, including its possible sale or open source licensing.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by continuing operations was $338,000 and $135,000 for the six months ended December 31, 2000 and 1999, respectively. Cash provided by continuing operations for the six months ended December 31, 2000 resulted primarily from decreases in prepaid expenses and other current assets, offset by a net loss from continuing operations and a decrease in accounts payable and accrued liabilities. Cash provided by continuing operations during the comparable period in the prior fiscal year resulted primarily from net income from continuing operations, reduced by increases in accounts receivable, prepaid expenses and other current assets as well as decreases in accounts payable, accrued liabilities, deferred revenue and income taxes payable.

     During the first six months of fiscal 2000, we received net proceeds of $877,000 from the sale or maturity of marketable securities, consisting of various taxable and tax advantaged securities. During the first six months of fiscal 2001, we invested $4.3 million in marketable securities. In addition, we purchased property and equipment totaling approximately $2.4 million and $0.5 million in the six months ended December 31, 1999 and 2000, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will decrease during the current fiscal year as compared to the prior year as a result of our discontinued Tango product line and the related workforce reduction.

     On December 31, 2000, we had $20.4 million in working capital, including $5.7 million in cash and cash equivalents and $17.6 million in marketable securities. Our $10.0 million revolving line of credit expired February 13, 2001 and we have a commitment for the renewal of this line of credit through February 28, 2002.

     In December 2000, we announced a share-repurchase program. According to the program, we can purchase shares of our common stock up to a total value of $5 million on the open market or in privately negotiated transactions in accordance with applicable securities and other laws. The program expires July 21, 2001 and any purchases under the program may be commenced or suspended at any time without prior notice.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Germany, France, England, and Belgium and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the three or six months ended December 31, 2000. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2000.

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


OUR FINANCIAL RESULTS MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER

     Our operating results have varied significantly from quarter to quarter in the past and will continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside of our control. These factors include:

     o    Fluctuations in demand for our products or upgrades to our products;

     o Fluctuations in the demand for and deployment of client/server applications in which our Pervasive.SQL products are designed to be embedded;

     o    Seasonality and the timing of product sales and shipments;

     o Unexpected delays in introducing new or improvements to existing products and services;

     o New product releases, licensing models or pricing policies by our competitors;

     o    Acquisitions or mergers involving our competitors or customers;

     o Impact of changes to our product distribution strategy and pricing policies;

     o    Lack of order backlog;

     o    Loss of a significant customer or distributor;

     o    Changes in purchasing and/or payment practices by our distributors;

     o A reduction in the number of independent software vendors, or ISVs, who embed our products;

     o    Changes in the mix of domestic and international sales; and

     o    Losses associated with discontinued operations.

     Our revenues for each quarter in fiscal year 2000 decreased sequentially from the previous quarter, due to a combination of factors, including: lower sales pipelines, the reorganization of our domestic sales force in January 2000, the reorganization of our European sales force in April 2000, management changes in our worldwide sales organization, senior management changes in our Japanese subsidiary, our past focus of resources and management attention on our discontinued Tango product line, competitive forces and what we believe to be a general softening in the packaged client/server applications market contributing to decreased orders for our Pervasive.SQL products embedded in these applications. Although our revenues have grown sequentially in each of the first two quarters of fiscal 2001, we believe certain of these factors could continue to negatively affect sales of our Pervasive.SQL product in the future. Significant portions of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if our revenues are below our expectations, our operating results are likely to be adversely and disproportionately affected. In addition, we may change our prices, change our distribution strategy and policies, accelerate our investment in research and development, sales or marketing efforts in response to competitive pressures or pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations.

     In July 2000, we announced a restructuring to focus on our core database business. As part of the restructuring, we recorded in the fourth fiscal quarter a charge of $17 million or $1.08 per share for discontinued operations related to our Tango product line. While we currently continue to support our Tango customers, we are exploring strategic alternatives for the Tango product line, including its possible sale or open source licensing. Our operating results have fluctuated in the past due to charges relating to the discontinued Tango operations and may continue to fluctuate in future quarters depending upon the timing and nature of final disposition of our Tango product line. In addition, our operating results could be harmed in the event that additional liabilities related to the discontinued Tango product line arise.

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

SEASONALITY MAY CONTRIBUTE TO FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS

     Our business has, on occasion, experienced seasonal customer buying patterns. In recent years, we have generally experienced relatively weaker demand in the quarters ending March 31 and September 30. We believe that this pattern may continue. In addition, to the extent international operations may constitute a greater percentage of our revenues in future periods, we anticipate that demand for our products in Europe and Japan will decline in the summer months because of reduced corporate buying patterns during the vacation season.

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

OUR PERFORMANCE DEPENDS ON MARKET ACCEPTANCE OF PERVASIVE.SQL

     We derive substantially all of our revenues from the license of our Pervasive.SQL products. In particular, we are becoming increasingly dependent on market acceptance of our Pervasive.SQL 2000 product introduced in June 1999, as revenues from our older database products, Btrieve and Pervasive.SQL 7, have declined and are expected to continue to decline in subsequent quarters. Market acceptance of Pervasive.SQL 2000 may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and what we believe is a softening in the market for client/server applications of the type built on Pervasive.SQL 2000. Market acceptance of Pervasive.SQL 2000 and future upgrades also may be influenced by factors in our control such as product quality and relative demand for feature and functionality upgrades. Although we recognized increased revenue from Pervasive.SQL 2000 in both the three months ended September 30, 1999 and the three months ended December 31, 1999, one-time upgrades from earlier versions of our products, our favorable upgrade pricing, or other factors may have contributed to such increased revenues and such increases may not continue in future quarters. In fact, revenue from Pervasive.SQL 2000 declined in the three months ended March 31, 2000 on a sequential quarter basis, but then grew in the three months ended June 30, 2000, was consistent in the three months ended September 30, 2000 and then grew in the three months ended December 31, 2000.

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

A SMALL NUMBER OF DISTRIBUTORS AND SALES RELATED TO ACCOUNTING SOFTWARE APPLICATIONS ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUES

     The loss of a major distributor, changes in a distributor's payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors, value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the six months ended December 31, 2000, three distributors combined accounted for an aggregate of approximately 16% of our revenues, as compared to the six months ended December 31, 1999, where three distributors accounted for an aggregate of approximately 21% of our revenues. Additionally, we estimate that approximately 20% of our revenues in the six months ended December 31, 2000 were from sales related to accounting software applications. We expect that we will continue to be dependent upon a limited number of distributors and sales related to accounting software applications for a significant portion of our revenues in future periods. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

WE DEPEND ON OUR INDIRECT SALES CHANNEL

     Our failure to continue to grow our indirect sales channel or the loss of a significant number of members of our indirect channel partners would have a material adverse effect on our business, financial condition and operating results. We do not have a substantial direct sales force and we derive substantially all of our revenues from indirect sales through a channel consisting of independent software vendors, value-added resellers, system integrators, consultants and distributors. Our sales channel could be adversely affected by a number of factors including:

     o The emergence of a new platform resulting in the failure of independent software vendors to develop and the failure of value-added resellers to sell our products based on our supported platforms;

     o    Pressures placed on the sales channel to sell competing products;

     o    Our failure to adequately support the sales channel;

     o Competing product lines offered by certain of our indirect channel partners; and

     o Business model or licensing model changes of our channel partners or their competitors.

     We cannot be certain that we will be able to continue to attract additional indirect channel partners or retain our current partners. In addition, we cannot be certain that our competitors will not attempt to recruit certain of our current or future partners. For example, in December 2000, Microsoft Corporation (a competitor) agreed, subject to regulatory review, to acquire Great Plains Software (an ISV that embeds our product into certain of their products and also a channel partner). This and similar transactions may be completed in the future and may have an adverse effect on our ability to attract and retain partners.

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

WE MUST ADAPT TO RAPID TECHNOLOGICAL CHANGE

     Our future success will depend upon our ability to continue to enhance our current products and to develop and introduce new products on a timely basis that keep pace with technological developments and new industry standards and satisfy increasingly sophisticated customer requirements. Rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards characterize the market for our products. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. As a result of the complexities inherent in client/server and Web computing environments and the performance demanded by customers for data management products, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on our business, operating results and financial condition. We have experienced delays in the past in the release of new products and new product enhancements. We may not be successful in:

     o Developing and marketing, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements;

     o Avoiding difficulties that could delay or prevent the successful development, introduction or marketing of these products; or

     o Achieving market acceptance for our new products and product enhancements.

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

     Further, in December 2000, Microsoft agreed, subject to regulatory approval, to acquire Great Plains Software, a channel partner for Pervasive. This or similar transactions may have an adverse effect on our ability to compete effectively.

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

WE INCREASINGLY DEPEND ON THE GROWTH OF INTERNATIONAL SALES AND OPERATIONS

     We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the six months ended December 31, 2000, we derived 45% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

     o    Costs of translating and localizing products for foreign languages;

     o    Foreign laws and business practices favoring local competition;

     o    Dependence on local channel partners;

     o Compliance with multiple, conflicting and changing government laws and regulations;

     o    Longer sales cycles;

     o    Greater difficulty or delay in collecting payments from customers;

     o    Difficulties in staffing and managing foreign operations;

     o Foreign currency exchange rate fluctuations and the associated effects on product demand and timing of payment;

     o    Increased tax rates in certain foreign countries;

     o    Difficulties with financial reporting in foreign countries;

     o    Quality control of certain development activities; and

     o    Political and economic instability.

     We may expand or modify our sales and support operations internationally. Despite our efforts, we may not be able to expand or modify our sales and support operations internationally in a timely and cost-effective manner. Such an outcome would limit or eliminate any sales growth internationally, which in turn would materially adversely affect our business, operating results and financial condition. Even if we successfully expand or modify our international operations, we may be unable to maintain or increase international market demand for our products.

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

FLUCTUATIONS IN THE RELATIVE VALUE OF FOREIGN CURRENCIES CAN AFFECT OUR BUSINESS

     To date, the majority of our transactions have been denominated in U.S. dollars. The majority of our international operating expenses, substantially all of our sales in Japan and certain other international sales have been denominated in currencies other than the U.S. dollar. Therefore, our operating results may be adversely affected by changes in the value of the U.S. dollar. To the extent our international operations expand, our exposure to exchange rate fluctuations will increase. We have, on occasion, entered into limited hedging transactions to mitigate our exposure to currency fluctuations. Despite these hedging transactions, exchange rate fluctuations have caused, and will continue to cause, currency transaction gains and losses. Although these transactions have not resulted in material gains and losses to date, similar transactions could have a damaging effect on our business, results of operations or financial condition in future periods.

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

WE HAVE ANTI-TAKEOVER PROVISIONS

     Our Restated Certificate of Incorporation and Bylaws contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions: authorizing the issuance of "blank check" preferred stock; establishing advance notice requirements for stockholder nominations for elections to the Board of Directors or for proposing matters that can be acted upon at stockholders' meetings; eliminating the ability of stockholders to act by written consent; requiring super-majority voting to approve certain amendments to the Restated Certificate of Incorporation; limiting the persons who may call special meetings of stockholders; and providing for a Board of Directors with staggered, three-year terms. In addition, certain provisions of Delaware law and 1997 Stock Incentive Plan (the "1997 Plan") may also have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals.

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

         10.10** Lease agreement dated April 2, 1998 between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park

         *Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

         ** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-230431).

         *** Incorporated by reference to the Company's Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).


     (b) Reports on Form 8-K

         (i) Report on Form 8-K filed October 24, 2000 containing Pervasive Software Inc.'s news release dated October 23, 2000 announcing that the Board of Directors of the Company approved the adoption of a Rights Agreement.

         (ii) Report on Form 8-K filed on December 28, 2000 containing the Company's news release dated December 21, 2000 announcing that the Board of Directors approved a stock repurchase plan allowing the company to repurchase shares of its common stock up to a total value of $5 million.

         (iii) Report on Form 8-K filed on January 26, 2001 containing the Company's news release dated January 18, 2001 announcing that the Board of Directors approved a six-month extension of the share-repurchase program.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2001        PERVASIVE SOFTWARE INC.
                               (Registrant)



                               By: /s/ James R. Offerdahl
                                   ---------------------------------------------
                                   James R. Offerdahl
                                     Chief Operating Officer and Chief Financial
                                     Officer (Duly Authorized Officer and
                                     Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
------         -----------

3.1*           Restated Certificate of Incorporation

3.2*           Bylaws of the Company

4.1*           Reference is made to Exhibits 3.1, 3.2 and 4.3

4.2*           Specimen Common Stock certificate

4.3*           Investors' Rights Agreement dated April 19, 1995, between the
               Company and the investors named therein

4.4***         Rights Agreement dated October 24, 2000, between the Company and
               Computershare Trust Company, Inc., as Rights Agent

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