Form 10-Q
period 2001-03-31
PERVASIVE SOFTWARE INC
filed 2001-05-15
CIK 1042821

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                   -----------

                                 (512) 231-6000
              (Registrant's telephone number, including area code)

                                   -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                     (1)  Yes     X           No
                               -------            -------
                     (2)  Yes     X           No
                               -------            -------

     As of May 14, 2001 there were 15,927,041 shares of the Registrant's common stock outstanding.

================================================================================

                             PERVASIVE SOFTWARE INC.

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                             PAGE
                                                                                           ----

Item 1.  Financial Statements..............................................................  3

         Condensed Consolidated Balance Sheets at March 31, 2001 and June
         30, 2000..........................................................................  3

         Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2001 and 2000.........................................  4

         Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2001 and 2000..............................................  5

         Notes to Condensed Consolidated Financial Statements..............................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................................  8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................ 13


PART II. OTHER INFORMATION................................................................. 24

Item 1.  Legal Proceedings................................................................. 24

Item 5.  Other Information................................................................. 24

Item 6.  Exhibits and Reports on Form 8-K.................................................. 24

SIGNATURES................................................................................. 25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             Pervasive Software Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                           MARCH 31,    JUNE 30,
                                                             2001         2000
                                                         -----------    --------
                                                         (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                               $ 20,108     $ 12,822
   Marketable securities                                      5,350       13,322
   Trade accounts receivable, net                             5,547        6,350
   Prepaid expenses and other current assets                  1,969        4,475
                                                           --------     --------
Total current assets                                         32,974       36,969
Property and equipment, net                                   5,604        7,244
Purchased technology and excess of cost over fair value
   of net assets acquired, net                                  870          961
Other assets                                                  2,209        2,074
                                                           --------     --------
Total assets                                               $ 41,657     $ 47,248
                                                           ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                  $    984     $  1,382
   Accrued payroll and payroll related costs                  1,357        1,793
   Other accrued expenses                                     4,870        3,658
   Deferred revenues                                          1,645        1,531
   Liabilities of discontinued operations                     3,314        6,240
                                                           --------     --------
Total current liabilities                                    12,170       14,604
Stockholders' equity :
   Common stock                                              60,086       59,950
   Retained earnings (deficit)                              (30,599)     (27,306)
                                                           --------     --------
Total stockholders' equity                                   29,487       32,644
                                                           --------     --------
Total liabilities and stockholders' equity                 $ 41,657     $ 47,248
                                                           ========     ========

                             See accompanying notes.

                             Pervasive Software Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       MARCH 31,                 MARCH 31,
                                                                 ---------------------     ---------------------
                                                                   2001         2000         2001         2000
                                                                 --------     --------     --------     --------

Revenues                                                         $ 10,712     $ 11,254     $ 31,331     $ 42,229
Costs and expenses:
   Cost of revenues and technical support                           2,278        2,230        7,345        6,873
   Sales and marketing                                              4,509        5,063       14,558       14,769
   Research and development                                         2,472        3,572        8,117       10,356
   General and administrative                                       1,409        1,524        4,400        4,271
                                                                 --------     --------     --------     --------
Total costs and expenses                                           10,668       12,389       34,420       36,269
                                                                 --------     --------     --------     --------
Operating income (loss) from continuing operations                     44       (1,135)      (3,089)       5,960

   Interest and other income, net                                     292          406          968        1,327
   Income tax benefit (provision)                                    (100)         219         (401)      (2,186)
   Minority interest in (earnings) loss of subsidiary, net of
   tax                                                                 --           --           --          (19)
                                                                 --------     --------     --------     --------

Income (loss) from continuing operations                              236         (510)      (2,522)       5,082

Discontinued operations:
   Loss from operations                                                --       (4,668)          --      (12,337)
   Income tax benefit (provision)                                      --         (668)          --        1,806
                                                                 --------     --------     --------     --------
Loss from discontinued operations                                      --       (5,336)          --      (10,531)
                                                                 --------     --------     --------     --------
Net income (loss)                                                $    236     $ (5,846)    $ (2,522)    $ (5,449)
                                                                 ========     ========     ========     ========

Basic earnings (loss) per share:
   Income (loss) from continuing operations                      $   0.01     $  (0.03)    $  (0.16)    $   0.33
   Loss from discontinued operations                                   --        (0.34)          --        (0.67)
                                                                 --------     --------     --------     --------
   Net income (loss)                                             $   0.01     $  (0.37)    $  (0.16)    $  (0.35)
                                                                 ========     ========     ========     ========

Diluted earnings (loss) per share:
   Income (loss) from continuing operations                      $   0.01     $  (0.03)    $  (0.16)    $   0.29
   Loss from discontinued operations                                   --        (0.34)          --        (0.59)
                                                                 --------     --------     --------     --------
   Net income (loss)                                             $   0.01     $  (0.37)    $  (0.16)    $  (0.31)
                                                                 ========     ========     ========     ========

                             See accompanying notes.

                             Pervasive Software Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                              NINE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ---------------------
                                                                                              2001         2000
                                                                                            --------     --------
CASH FROM CONTINUING OPERATIONS
   Income (loss) from continuing operations                                                 $ (2,522)    $  5,082
   Adjustments to reconcile income (loss) to net cash provided by continuing operations:
       Depreciation and amortization                                                           2,233        2,276
       Non cash compensation expense pursuant to employee stock purchase plan                    147          643
       Other non cash items                                                                       47         (204)
       Change in current assets and liabilities:
         Decrease in trade accounts receivable                                                   410          832
         (Increase) decrease in prepaid expenses and other current assets                      2,090       (3,001)
         Decrease in accounts payable and accrued liabilities                                   (883)        (492)
         Increase (decrease) in deferred revenue                                                 125         (279)
         Increase (decrease) in income taxes refundable/payable, net                           1,187       (3,531)
                                                                                            --------     --------
Net cash provided by continuing operations                                                     2,834        1,326

CASH FROM DISCONTINUED OPERATIONS
   Loss from discontinued operations                                                              --      (10,531)
       Depreciation and amortization                                                              --        1,131
       Income tax benefit                                                                         --        1,806
       Net change in assets and liabilities of discontinued operations                           447         (265)
       Decrease in liabilities of discontinued operations                                     (2,927)          --
                                                                                            --------     --------
Net cash  used in discontinued operations                                                     (2,480)      (7,859)

CASH FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                           (710)      (3,588)
   Sales of marketable securities, net                                                         7,972        2,443
   Purchase of business, net of cash acquired                                                     --       (1,105)
   Increase in other assets                                                                     (228)        (123)
                                                                                            --------     --------
Net cash provided by (used in) investing activities                                            7,034       (2,373)

CASH FROM FINANCING ACTIVITIES
   Proceeds from issuance of stock, net of issuance costs                                        135        1,164
                                                                                            --------     --------
 Net cash provided by financing activities                                                       135        1,164

                                                                                            --------     --------
Effect of exchange rate on cash and cash equivalents                                            (237)         (58)
                                                                                            --------     --------
Increase (decrease) in cash and cash equivalents                                               7,286       (7,800)
Cash and cash equivalents at beginning of period                                              12,822       18,126
                                                                                            --------     --------
Cash and cash equivalents at end of period                                                  $ 20,108     $ 10,326
                                                                                            ========     ========

                             See accompanying notes.

                             PERVASIVE SOFTWARE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1. GENERAL AND BASIS OF FINANCIAL STATEMENTS

     The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the "Company" or "Pervasive"). All material intercompany accounts and transactions have been eliminated in consolidation.

     The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended June 30, 2000, which are contained in the Company's Annual Report filed on Form 10-K on September 28, 2000 (File No. 000-23043). The results of operations for the three and nine month periods ended March 31, 2001 and 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS

     The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations (in thousands, except per share data):

                                                                               Three months ended           Nine months ended
                                                                                    March 31,                    March 31,
                                                                            ------------------------     -------------------------
                                                                               2001          2000           2001           2000
                                                                            ----------    ----------     ----------     ----------
Numerator:
     Net income (loss) from continuing operations ......................    $      236    $     (510)    $   (2,522)    $    5,082
                                                                            ==========    ==========     ==========     ==========
Denominator:

Denominator for basic earnings (loss) per share -  weighted average ....        15,843        15,688         15,843         15,620
shares

    Effect of dilutive securities:
     Employee stock options ............................................         1,332            --             --          2,191
                                                                            ----------    ----------     ----------     ----------
     Potentially dilutive common shares ................................         1,332            --             --          2,191
                                                                            ----------    ----------     ----------     ----------
Denominator for diluted earnings (loss) per share -
     adjusted weighted average shares and assumed conversions ..........        17,175        15,688         15,843         17,811
                                                                            ==========    ==========     ==========     ==========
Basic earnings (loss) per share ........................................    $     0.01    $    (0.03)    $    (0.16)    $     0.33
                                                                            ==========    ==========     ==========     ==========
Diluted earnings (loss) per share ......................................    $     0.01    $    (0.03)    $    (0.16)    $     0.29
                                                                            ==========    ==========     ==========     ==========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3. COMPREHENSIVE INCOME

     The components of comprehensive income (loss) are as follows:

                                                 Three months ended       Nine months ended
                                                      March 31,               March 31,
                                                 -------------------     -------------------
                                                  2001        2000        2001        2000
                                                 -------     -------     -------     -------

Net income (loss) ............................   $   236     $(5,846)    $(2,522)    $(5,449)

Foreign currency translation adjustments......      (429)       (265)       (770)        222
                                                 -------     -------     -------     -------

Comprehensive loss ...........................   $  (193)    $(6,111)    $(3,292)    $(5,227)
                                                 =======     =======     =======     =======

4. EVERYWARE DEVELOPMENT INC.

       On November 12, 1998, Pervasive acquired for cash approximately 93% of the outstanding common shares of EveryWare Development Inc. ("EveryWare"), a Web development tool and Web-application server provider based in Toronto, Canada. Pervasive acquired the remaining outstanding shares of EveryWare in December 1998. In June 2000, the Company adopted a formal plan to discontinue the Tango product line acquired in the EveryWare acquisition. Accordingly, the Tango product line is accounted for as a discontinued operation in the accompanying consolidated financial statements.

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

OVERVIEW

     Pervasive Software Inc. is a leading worldwide provider of data management solutions and services which dramatically simplify the development, deployment and management of business applications for Small and Medium Enterprises ("SME"). Our low cost of ownership database product, Pervasive.SQL, is widely installed with over 4 million server seats licensed to date. With Pervasive.SQL, independent software vendors ("ISVs") create sophisticated yet low maintenance applications that reach beyond the desktop to easily share information from workstations to the Web. Our software is designed for integration by ISVs into Web or client/server applications sold to SMEs, which typically have environments with little to no IT infrastructure. Our comprehensive approach to selling, marketing and supporting our offerings is designed to drive simplicity into and mask the complexity of data management solutions, specifically addressing the needs of ISVs who build and VARs who sell and implement software applications to SMEs.

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

     Historically, we have derived substantially all of our revenues from our Pervasive.SQL and Btrieve data management products. On June 30, 1999, we discontinued general availability of our Btrieve products to consolidate our data management-related development, marketing and technical support resources behind our current Pervasive.SQL products. Accordingly, revenue from the license of Pervasive.SQL accounts for substantially all of our data management-related revenues in fiscal 2000 and 2001. In addition, we released Pervasive.SQL 2000i in late

March 2001 and announced a related price increase effective April 2001. Our future operating results will depend upon continued market acceptance of Pervasive.SQL, which it may not achieve. Any decrease in demand or market acceptance for our Pervasive.SQL product would have a damaging effect on our business, operating results and financial condition.

      In July 2000, we announced a restructuring to focus on the core data management product business, including the discontinuation of our Tango product line. The operating results of the Tango product line did not achieve expected results and thus we have ceased marketing the Tango product. While we are presently continuing to support our current Tango customers, we have announced the discontinuance of such support effective June 30, 2001, and we are exploring strategic alternatives for the Tango product line, including its possible sale. Tango has been recorded as a discontinued operation in the accompanying financial statements; therefore, the following discussion and analysis refer only to continuing operations.

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

                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                MARCH 31,              MARCH 31,
                                                           ------------------      ------------------
                                                            2001        2000        2001        2000
                                                           ------      ------      ------      ------
Revenues ..............................................       100%        100%        100%        100%
Costs and expenses:
      Cost of revenues and technical support ..........        21          20          23          16
      Sales and marketing .............................        43          45          47          35
      Research and development ........................        23          32          26          25
      General and administrative ......................        13          13          14          10
                                                           ------      ------      ------      ------
Total costs and expenses ..............................       100         110         110          86
                                                           ------      ------      ------      ------
Operating income (loss) from continuing operations ....        --         (10)        (10)         14
      Interest and other income, net ..................         3           3           3           3
      Income tax benefit (provision) ..................        (1)          2          (1)         (5)
                                                           ------      ------      ------      ------
Income (loss) from continuing operations ..............         2          (5)         (8)         12
                                                           ------      ------      ------      ------
Discontinued operations:
      Loss from operations ............................        --         (41)         --         (29)
      Income tax benefit (provision) ..................        --          (6)         --           4
                                                           ------      ------      ------      ------
Loss from discontinued operations .....................        --         (47)         --         (25)
                                                           ------      ------      ------      ------
Net income (loss) .....................................         2%        (52)%        (8)%       (13)%
                                                           ======      ======      ======      ======

      Revenues

      Our revenues from continuing operations were $10.7 million in the three months ended March 31, 2001, a decrease of 5% from the $11.3 million reported for the comparable period in the prior fiscal year. Our revenues from continuing operations for the nine month period ended March 31, 2001 decreased 26% to $31.3 million as compared to $42.2 million for the comparable period in the prior fiscal year. We attributed these revenue decreases to competitive pressures and what we believe to be a general softening in the packaged client/server applications market, contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We believe that each of the above factors affecting revenue could continue to negatively affect license revenues for Pervasive.SQL in the future, offset somewhat by the recent release of our Pervasive.SQL 2000i product and related price increase. Our revenues from continuing operations for the three months ended March 31, 2001 of $10.7 million, were an increase from the $10.0 million and $10.6 million for the three months ended September 30, 2000 and December 31, 2000 respectively, primarily due to increased focus on our core database business subsequent to the discontinuation of the Tango product line.

      Licenses of our software operating on Windows NT or other Microsoft operating systems continue to represent approximately 70% of our revenues. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future, or at all.

      International revenues, consisting of all revenues from customers located outside of North America, were $5.0 million and $5.7 million in the three months ended March 31, 2000 and 2001, representing 47% and 51% of total revenues, respectively. International revenues were $20.8 million and $14.3 million in the nine months ended March 31, 2000 and 2001, representing 49% and 46% of total revenues, respectively. We attribute the decrease in international revenue during the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000 to what we believe to be a general softening in the packaged client/server applications market, contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We expect that international revenues will continue to account for a significant portion of our revenues in the future as we maintain and modify our international operations.

      Costs and Expenses

      Cost of Revenues and Technical Support. Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for our shrink wrap software products, the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase, payment of license fees for third-parties' technologies embedded in our products and the costs to deliver professional services and training services to others. Cost of revenues and technical support related to continuing operations was $2.2 million and $2.3 million in the three months ended March 31, 2000 and 2001, representing 20% and 21% of revenues, respectively. Cost of revenues and technical support related to continuing operations was $6.9 million and $7.3 million for the nine month period ended March 31, 2000 and 2001, representing 16% and 23% of revenues, respectively. The increase in cost of revenues and technical support is primarily related to increased technical support and consulting personnel in the U.S., Europe and Japan. Cost of revenues and technical support increased as a percentage of revenue primarily as a result of the decrease in revenue. We anticipate that cost of revenues and technical support will decrease in dollar amount in the future as we continue to reduce costs associated with hiring and retaining technical support and training personnel, partially offset by increased license fees for third-party technologies embedded in or bundled with our products and increased investment in personnel to deliver professional services to others.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses related to continuing operations were $5.1 million and $4.5 million in the three months ended March 31, 2000 and 2001, representing 45% and 43% of revenues, respectively. Sales and marketing expenses related to continuing operations were $14.8 million and $14.6 million for the nine months ended March 31, 2000 and 2001, representing 35% and 47% of revenues, respectively. Sales and marketing expenses decreased slightly in dollar amount for the nine month period ended March 31, 2001 primarily due to a reduction of costs associated with sales and marketing personnel. Sales and marketing expense increased as a percentage of revenue primarily as a result of the decrease in revenue. We expect sales and marketing expenses will decrease in dollar amount in the near term as we continue to reduce costs associated with hiring and retaining sales and marketing personnel and related travel and field office expenses, partially offset by the timing and extent of product market development activities and costs associated with new product releases, marketing promotions, brand awareness campaigns and lead generation programs.

      Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses related to continuing operations were $3.6 million and $2.5 million in the three months ended March 31, 2000 and 2001, representing 32% and 23% of revenues, respectively. Research and development expenses related to continuing operations were $10.4 million and $8.1 million for the nine months ended March 31, 2000 and 2001, representing 25% and 26% of revenues, respectively. Research and development expenses decreased in dollar amount primarily due to the reduction in force in July 2000. Research and development expense increased as a percentage of revenue on a year to date basis primarily as a result of the decrease in revenue. We anticipate that research and development expenses will decrease in dollar amount in the near term as we continue to reduce costs associated with hiring and retaining research and development personnel and reduce investment in outsourced development projects.

      Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods. Accordingly, we charged all software development costs to research and development expenses.

      General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of our finance, human resources, information systems and administrative departments. General and administrative expenses related to continuing operations were $1.5 million and $1.4 million in the three months ended March 31, 2000 and 2001, representing 13% and 13% of revenues, respectively. General and administrative expenses related to continuing operations were $4.3 million and $4.4 million for the nine months ended March 31, 2000 and 2001, representing 10% and 14% of revenues, respectively. We attribute the increase in dollar amount for the nine months primarily to the increased staffing and associated expenses necessary to manage and support our operations, both domestically and internationally. General and administrative expenses increased as a percentage of revenue primarily because of the decrease in revenue. We believe that our general and administrative expenses will decrease in dollar amount in the near term as we continue to reduce costs associated with hiring and retaining general and administrative personnel.

      Provision for Income Taxes. Income taxes related to continuing operations was a benefit of approximately $0.2 million and a provision of approximately $0.1 million in the three months ended March 31, 2000 and 2001, respectively. Provision for income taxes related to continuing operations was approximately $2.2 million and $0.4 million for the nine months ended March 31, 2000 and 2001, respectively.

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

     o   Recent trends in revenue related to continuing operations;

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

      Loss from Discontinued Operations. Loss from discontinued operations relates to the discontinuation of the Tango product line at the end of fiscal 2000. Total loss from discontinued operations was $5.3 million, including income tax provision of $0.7 million, in the three months ended March 31, 2000. Total loss from discontinued operations was $10.5 million, net of income tax benefit of $1.8 million, in the nine months ended March 31, 2000. While we are presently continuing to support our current Tango customers, we have announced the discontinuance of such support effective June 30, 2001, and we are exploring strategic alternatives for the Tango product line, including its possible sale.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by continuing operations was $1.3 million and $2.8 million for the nine months ended March 31, 2000 and 2001, respectively. Cash provided by continuing operations for the nine months ended March 31, 2001 resulted primarily from decreases in prepaid expenses and other current assets and receipt of a Federal income tax refund, offset by a net loss from continuing operations and a decrease in accounts payable and accrued liabilities. Cash provided by continuing operations during the comparable period in the prior fiscal year resulted primarily from net income from continuing operations and a decrease in accounts receivable, reduced by increases in prepaid expenses and other current assets as well as decreases in accounts payable, accrued liabilities, deferred revenue and income taxes payable.

      During the first nine months of fiscal 2000 and fiscal 2001, we received net proceeds of $2.4 million and $8.0 million, respectively, from the sale or maturity of marketable securities, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $3.6 million and $0.7 million in the nine months ended March 31, 2000 and 2001, respectively. This property consisted primarily of computer hardware and software.

      On March 31, 2001, we had $20.8 million in working capital, including $20.1 million in cash and cash equivalents and $5.4 million in marketable securities. We have a $10.0 million revolving line of credit which expires on February 28, 2002.

      In December 2000, we announced a share-repurchase program. According to the program, we can purchase shares of our common stock up to a total value of $5.0 million on the open market or in privately negotiated transactions in accordance with applicable securities and other laws. The program expires July 21, 2001 and any purchases under the program may be commenced or suspended at any time without prior notice.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Germany, France, England, and Belgium and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the three or nine months ended March 31, 2001. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2000.

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

     o Fluctuations in demand for our products due to the potential deteriorating economic conditions on our customer base;

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

     o Impact of changes to our geographic investment levels and business models; and

     o   Losses associated with discontinued operations.

      Our revenues for each quarter in fiscal year 2000 decreased sequentially from the previous quarter, due to a combination of factors, including: lower sales pipelines, the reorganization of our domestic sales force in January 2000, the reorganization of our European sales force in April 2000, management changes in our worldwide sales organization, senior management changes in our Japanese subsidiary, our past focus of resources and management attention on our discontinued Tango product line, competitive forces and what we believe to be a general softening in the packaged client/server applications market contributing to decreased orders for our Pervasive.SQL products embedded in these applications. Although our revenues have grown sequentially in each of the first three quarters of fiscal 2001, we believe certain of these factors could continue to negatively affect sales of our Pervasive.SQL product in the future. Significant portions of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if our revenues are below our expectations, our operating results are likely to be adversely and disproportionately affected. In addition, we may change our prices, change our distribution strategy and policies, accelerate our investment in research and development, sales or marketing efforts in response to competitive pressures or pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations.

      In July 2000, we announced a restructuring to focus on our core database business. As part of the restructuring, we recorded in the fourth fiscal quarter a charge of $17 million or $1.08 per share for discontinued operations related to our Tango product line. While we continue to support our current Tango customers, we have announced the discontinuance of such support effective June 30, 2001, and we are exploring strategic alternatives for the Tango product line, including its possible sale. Our operating results have fluctuated in the past due to charges relating to the discontinued Tango operations and may continue to fluctuate in future quarters depending upon the timing and nature of final disposition of our Tango product line. In addition, our operating results could be harmed in the event that additional liabilities related to the discontinued Tango product line arise.

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

WE MUST SUCCESSFULLY MANAGE OUR REDUCTION IN WORKFORCE

      In July 2000, we reduced our workforce by approximately 100 employees or approximately 28 percent of our worldwide workforce. The workforce reduction was primarily related to the discontinuance of the Tango product line; however, we also reduced a portion of our Pervasive.SQL related workforce, primarily in our development organization. Any failure to manage the impact of the Pervasive.SQL workforce reduction on our Pervasive.SQL product development schedules, to manage any future workforce reductions, to retain our remaining Pervasive.SQL employees and to recruit new employees in the future could have a material adverse effect on our business, operating results and financial condition.

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

OUR PERFORMANCE DEPENDS ON MARKET ACCEPTANCE OF PERVASIVE.SQL

      We derive substantially all of our revenues from the license of our Pervasive.SQL products. In particular, we are becoming increasingly dependent on market acceptance of our Pervasive.SQL 2000 product introduced in June 1999 and related upgrades, as revenues from our older database products, Btrieve and Pervasive.SQL 7, have declined and are expected to continue to decline in subsequent quarters. Market acceptance of Pervasive.SQL 2000 may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and what we believe is a softening in the market for client/server applications of the type built on Pervasive.SQL 2000. Market acceptance of Pervasive.SQL 2000 and future upgrades also may be influenced by factors in our control such as product quality, relative demand for feature and functionality upgrades and the recent and any future price increases.

OUR EFFORTS TO DEVELOP AND MAINTAIN BRAND AWARENESS OF OUR PRODUCTS MAY NOT BE SUCCESSFUL

      Brand awareness is important given competition in the market for data management products. We are aware of other companies that use the word "Pervasive" either in their marks alone or in combination with other words. We expect that it may be difficult or impossible to prevent third-party usage of the Pervasive name and variations of this name for competing goods and services. Competitors or others that use marks that are similar to our brand name may cause confusion among actual and potential customers, which could prevent us from achieving significant brand recognition. If we fail to promote and maintain our brand or incur significant related expenses, our business, operating results and financial condition could be materially adversely affected.

WE MAY FACE PROBLEMS IN CONNECTION WITH FUTURE ACQUISITIONS OR JOINT VENTURES

      In the future, we may acquire additional businesses, products and technologies, or enter into joint venture arrangements, that could complement, modify or expand our business. Our negotiations of potential acquisitions or joint ventures and our integration of acquired businesses, products or technologies could divert management time and resources. Any future acquisitions could require us to issue dilutive equity securities, reduce our cash and marketable securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, or write-off purchased research and development and other acquisition-related expenses. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of acquisitions.

A SMALL NUMBER OF DISTRIBUTORS AND SALES RELATED TO ACCOUNTING SOFTWARE APPLICATIONS ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUES

      The loss of a major distributor, changes in a distributor's payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors, value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the nine months ended March 31, 2001, three distributors combined accounted for an aggregate of approximately 16% of our revenues, as compared to the nine months ended March 31, 2000, where three distributors accounted for an aggregate of approximately 21% of our revenues. Additionally, we estimate that approximately 20% of our revenues in the nine months ended March 31, 2001 were from sales related to accounting software applications. We expect that we will continue to be dependent upon a limited number of distributors and sales related to accounting software applications for a significant portion of our revenues in future periods. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

      We cannot be certain that we will be able to continue to attract additional indirect channel partners or retain our current partners. In addition, we cannot be certain that our competitors will not attempt to recruit certain of our current or future partners. For example, in December 2000, Microsoft Corporation (a competitor) acquired Great Plains Software (an ISV that embeds our product into certain of their products and also a channel partner). This will likely have, and any similar transactions may have, an adverse effect on our ability to attract and retain partners.

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

      Further, in December 2000, Microsoft acquired Great Plains Software, a channel partner for Pervasive. This will likely have, and any similar transactions may have, an adverse effect on our ability to compete effectively.

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

WE DEPEND ON INTERNATIONAL SALES AND OPERATIONS

      We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the nine months ended March 31, 2001, we derived 46% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

FLUCTUATIONS IN THE RELATIVE VALUE OF FOREIGN CURRENCIES CAN AFFECT OUR BUSINESS

      To date, the majority of our transactions have been denominated in U.S. dollars. The majority of our international operating expenses, substantially all of our sales in Japan and certain other international sales have been denominated in currencies other than the U.S. dollar. Therefore, our operating results may be adversely affected by changes in the value of the U.S. dollar. To the extent our international operations expand or are modified, our exposure to exchange rate fluctuations may increase. We have, on occasion, entered into limited hedging transactions to mitigate our exposure to currency fluctuations. Despite these hedging transactions, exchange rate fluctuations have caused, and will continue to cause, currency transaction gains and losses. Although these transactions have not resulted in material gains and losses to date, similar transactions could have a damaging effect on our business, results of operations or financial condition in future periods.

WE MUST CONTINUE TO HIRE AND RETAIN SKILLED PERSONNEL

      Our success depends in large part on our ability to attract, motivate and retain highly skilled employees on a timely basis, particularly executive management, sales and marketing personnel, software engineers and other senior personnel. Our efforts to attract and retain highly skilled employees could be harmed by our past or any future workforce reductions. Our failure to attract and retain the highly trained technical personnel that are essential to our product development, marketing, service and support teams may limit the rate at which we can generate revenue and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

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

ITEM 5. OTHER INFORMATION

                  In May 2001, Robert Arn left the Company. Mr. Arn had served as Chief Technical Officer since January 2001 and had also served as Vice President, Advanced Technology from November 1998 to December 2000. In March 2001, Joe Aragona resigned his position as a member of our Board of Directors. Mr. Aragona, a general partner of Austin Ventures, a venture capital firm, had served as a director since June 1995.


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

                  10.10** Lease agreement dated April 2, 1998 between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park

                  *Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

                  ** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-230431).

                  *** Incorporated by reference to the Company's Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

         (b)      Reports on Form 8-K

                  (i) Report on Form 8-K filed on January 26, 2001 containing the Company's news release dated January 18, 2001 announcing that the Board of Directors approved a six-month extension of the share-repurchase program.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001                PERVASIVE SOFTWARE INC.
                                  (Registrant)



                                  By:    /s/ James R. Offerdahl
                                      ------------------------------------------
                                      James R. Offerdahl
                                        Chief Operating Officer and Chief
                                        Financial Officer (Duly Authorized
                                        Officer and Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
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