Form 10-K
period 2001-06-30
PERVASIVE SOFTWARE INC
filed 2001-09-28
CIK 1042821

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended June 30, 2001

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
                  (1)      Yes    X           No
                               -------           -------
                  (2)      Yes    X           No
                               -------           -------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of September 24, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $23,421,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of September 24, 2001 there were 17,239,232 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III--Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's Annual Meeting of Stockholders to be held on November 1, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            PERVASIVE SOFTWARE INC.
                            FORM 10-K ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                                 JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                           Page
 PART I.................................................................      1
    Item 1.  Business...................................................      1
    Item 2.  Properties.................................................     19
    Item 3.  Legal Proceedings..........................................     19
    Item 4.  Submission of Matters to a Vote of the Security Holders....     19
    Item 4a. Executive Officers of the Registrant.......................     20


 PART II................................................................     22
    Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................     22
    Item 6.  Selected Consolidated Financial Data.......................     23
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     24
    Item 7a. Quantitative and Qualitative Disclosures About Market
              Risk......................................................     31
    Item 8.  Consolidated Financial Statements and Supplementary Data...     31
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................     31


 PART III...............................................................     32
    Item 10. Directors and Executive Officers of the Registrant.........     32
    Item 11. Executive Compensation.....................................     32
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management................................................     32
    Item 13. Certain Relationships and Related Transactions.............     32


 PART IV................................................................     33
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................     33


 SIGNATURES.............................................................     34

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

Overview

   Pervasive Software is a leading worldwide provider of data management solutions and services which dramatically simplify the development, deployment and management of business applications for Small and Mid-size Enterprises
(SME). Our high-performance, flexible database, Pervasive.SQL, is widely installed with more than 4 million server seats licensed to date. Pervasive.SQL offers advanced data management technology combined with a very low total cost of ownership (TCO), resulting in an average 7-to-1 improvement over Microsoft's SQL Server 2000 TCO according to a September 2001 Aberdeen Group study. With Pervasive.SQL, independent software vendors (ISVs) can create sophisticated yet low-maintenance business applications that reach far beyond the desktop to easily share information from workstations to the Web. Our software is designed for integration by ISVs into Web or client/server applications sold to SMEs, which typically have environments with little to no IT infrastructure and require self-tuning, zero administration products. As a result, end-users can concentrate on running their businesses instead of managing the database underlying their applications, which is particularly critical to this large market.

Industry Background

   Cahners In-Stat Group estimates mid-sized businesses (100-999 employees) will spend approximately $13.3 billion on computer software in 2001, a modest 4% decline from last year's estimates and the first decline in 10 years. Likewise, computer software spending by small businesses (5-99 employees) is expected to show a slight increase of less than 1% in 2001 over last year, reaching nearly $35 billion. Moving forward, In-Stat expects computer software spending growth to rebound slowly in 2002, as the economy recovers and firms retrench to compete in the digital frontier. SMEs are clearly under increasing pressure to stretch their limited IT resources and improve productivity across their firms. In-Stat believes the slowing economy in 2001 is not expected to have a long-term effect for SMEs.

   This macroeconomic environment is expected to favor Pervasive, as it heightens sensitivity to Pervasive's strengths of high-performance solutions at a low cost. Projected reductions in the level of IT investment indicate companies are likely to continue to delay major application conversions and instead enhance and expand the lives of current applications, rather than seek alternatives. Pervasive is well positioned to benefit from these extended applications, as well as from new application development when companies look to Pervasive as the TCO leader. On the other hand, Pervasive may be negatively impacted by those SMEs who make brand-name decisions, rather than pure cost or performance decisions, when given a choice of database for their application. Overall, Pervasive expects continued demand for Pervasive.SQL upgrades and licenses for the foreseeable future.

Pervasive Partner Model

   Pervasive has operations in Austin, Texas; Brussels; Frankfurt; Paris and London, and sells its products worldwide in more than 80 countries through direct and channel distribution.

   Many SME organizations with scarce IT resources rely on this channel of software developers, value-added resellers, Web and systems integrators and consultants to help them develop, deploy and maintain business-critical applications. Our products and marketing approach are specifically tailored to meet the needs of our channel partners and their customers. In particular, we have designed sales, marketing, training, professional services and licensing programs to encourage development of new Web and client/server applications with Pervasive.SQL. We believe our sharp focus on our channel partners and their customers provides us with multiple sales opportunities, a cost-effective, value-added source of service and technical support and a large, loyal and well-educated channel that develops and deploys applications using our offerings.

The Pervasive Offering

   Pervasive.SQL combines the high performance associated with enterprise-class databases with numerous low-maintenance features and is ideally suited for Web and client/server applications deployed on a wide variety of operating systems.

   Sales of our most-recent version, Pervasive.SQL 2000i, climbed quickly after its release in March 2001, representing the fastest adoption rate we have experienced for a new product version. This is due, in large part, to high product quality and our renewed effort to improve customer interaction and feedback that successfully reconnected us with our database customers and clarified the key requirements they needed from us to be more successful.

  Our offerings allow a broad range of software developers to:

  . Build low total cost of ownership applications for use in SME environments characterized by little to no IT infrastructure or in departments within large enterprises,

  . Develop, upgrade or migrate applications that support a broad range of operating systems, including Windows, NetWare and Linux,

  . Embed our database inside their application, permitting development of a tightly integrated application, and

  . Extend their applications by leveraging the expertise of Pervasive's services team to customize, optimize or align databases within a complex environment.

The Pervasive Strategy

   Pervasive's goal is to be the leading, best-value source of low-maintenance database and information management products & services for the SME market. Our database and information management offerings are tailored to meet the specific needs of ISVs and value-added resellers (VARs) who serve the SME market, and we invest in partnering programs that create a sense of community and communication between Pervasive, our partners and our customers. Key elements of our strategy are:

   Focus On Our Existing Customers. Our low total cost of ownership database is widely installed with more than 4 million server seats licensed since our inception in 1994. Many of these seats are deployed in SME organizations that have not yet adopted the latest generation of our database products. Hence, we believe we have a significant opportunity in upgrading these seats to our current or next-generation Web and client/server database products. We intend to reach these customers through our loyal channel of ISVs, VARs, systems integrators and consultants and continue to ask for their input to guide our product development activities. We intend to conduct joint marketing programs with our channel partners encouraging upgrades to recent versions of our databases, upgrades of additional user counts, upgrades to new or additional platforms, as well as upgrades of the ISVs' applications themselves.

   Our ongoing and past investments in training and educating our channel partners worldwide, our long-term relationships with ISVs and VARs and our success in encouraging them to embed our products into their applications have created a competitive advantage in the marketplace. Our channel approach is designed to further the integration of our products into Web and client/server applications and to stimulate sales of the applications themselves. We intend to continue to build partner loyalty by providing significant revenue opportunities, meaningful certification programs and other offerings via our enhanced marketing, training, consulting and lead-sharing programs, as well as by ensuring customer satisfaction through improved support programs.

   In addition, we are pursuing new ways to deliver additional value to SMEs and are especially focused on opportunities that improve simplicity, performance and usability as a means to further extend our leadership position in lowest total cost of ownership.

   Pursue New Markets. We have excelled in simplifying the complexity associated with data management for thousands of client/server applications. We believe the proliferation of the Web, new operating systems such as XP and Linux, as well as the potential for future database adoption will spur the development of many new software applications used by an even broader set of end-users, as well as increase the demand for implementation services required by those end-users. To exploit these market opportunities, we intend to:

  . Market our technologies through and to our channel of ISVs who are developing business applications for new operating systems, such as Windows XP, NetWare 6 and Linux, as well as for the Web,

  . Pursue opportunities to provide application development, database optimization and other consulting services to our channel of ISVs to speed time to market of their applications and services,

  . Deliver extensions of our technologies, such as our replication solution, to serve emerging mobile workforce and distributed office needs, and

  . Explore opportunities to partner with third-party tool vendors where the Pervasive data management solution is a natural and compelling migration path from their proprietary data management solution, and in cases where Pervasive's strengths of speed, low total cost of ownership and simplicity overshadow brand preferences.

   Remain Committed to Continued Profitability. In March 2001, we reported that Pervasive had returned to profitability, as predicted, as a result of: 1) our sharp focus on our core data management business; 2) sequential revenue growth in both licenses and services; and 3) prudent expense management. This improved performance was achieved in the midst of a very difficult economic environment. We remain committed to profitability and believe it will continue through our prudent management of expenses, increasing sales productivity around the globe and as a result of our new joint-venture arrangement in Japan.

Offerings

   Pervasive has a wide range of data management offerings that enable software developers, application service providers, Web and systems integrators, consultants and value-added resellers to quickly and easily develop, deploy and maintain Web and client/server applications for SMEs. The resulting applications enable organizations in multiple industries to automate a wide range of business critical functions. The following tables describe our comprehensive line of database products and development tools:

  Product                                 Description                              Platforms

  Pervasive.SQL     High performance transactional and relational database    Windows NT/
  Server            engine targeted at high volume transaction applications   2000
                    and optimized for reporting, ad hoc query and decision    NetWare
                    support systems.                                          Linux
--------------------------------------------------------------------------------------------
  Pervasive.SQL     Multi-user configuration of Pervasive.SQL for             Windows NT/
  Workgroup         environments without a dedicated network server.          2000/ME/98/95
--------------------------------------------------------------------------------------------
  Pervasive.SQL     Single user version of Pervasive.SQL that allows          Windows NT/
  Workstation       migration from single user to client/server with little   2000/ME/98/95
                    or no code changes.
--------------------------------------------------------------------------------------------
  Pervasive.SQL     Developer kit for Pervasive.SQL that provides tight       Windows NT/
  Software          integration with leading development tools such as        2000/ME/98/95
  Developer Kit     Microsoft's Visual Basic and Visual C++, Symantec's
                    Visual Cafe, and Inprise's Delphi and supports industry
                    standards such as ODBC, JDBC, and OLE DB.
--------------------------------------------------------------------------------------------
  Pervasive.SQL     Server that provides for the Internet enabling of         Windows NT
  I*net Data        existing Pervasive.SQL and Btrieve applications with
  Server            little or no code changes.
--------------------------------------------------------------------------------------------
  Pervasive         General-purpose service offering for replicating          Windows NT/
  Replication       database information across databases backed by           2000/ME/98/95
  Solution          Pervasive.SQL servers, according to the business
                    processes of the organization.


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

   In addition to our database server products, we offer the Pervasive.SQL Software Developer Kit, which includes tools, documentation, sample applications and licenses to enable programmers to quickly and easily develop and test applications that embed our databases. The Pervasive.SQL Software Developer Kit is designed to attract new independent software vendors to the Pervasive.SQL development community. It provides tight integration with leading development tools such as Microsoft's Visual Basic and Visual C++, Symantec's Visual Cafe and Inprise's Delphi and supports industry standards such as ODBC, JDBC and OLE DB.

Product Characteristics

   The following table describes the principal characteristics and benefits of our data management product offerings.

  Product Characteristics              Description                          Benefits

  Embeddable                Designed to be "hidden" inside an  Allows broad deployment of complex
                            application, permitting            distributed applications into
                            development of a tightly           environments with minimal or no
                            integrated application.            information technology
                                                               infrastructure.
-------------------------------------------------------------------------------------------------
  Small Memory              Internal memory requirements:      Maximizes resources available to
  Footprint                                                    the application and enables
                             Workstation/Workgroup     10 MB   operation on a wide range of
                             Server                    32 MB   hardware.
-------------------------------------------------------------------------------------------------
  Simplified Data           Pervasive.SQL automates            Requires low level of IT support
  Management                administrative functions, such as  making complex and cost effective
  Features                  disk space allocation, memory and  Web and client/server applications
                            index management, which            easily adaptable to meet ever-
                            significantly reduces the need     changing business demands.
                            for ongoing maintenance.
-------------------------------------------------------------------------------------------------
  Multi-platform            Pervasive.SQL supports a broad     Provides flexibility and leverages
  Deployment                range of operating systems         existing company standards and
                            including Windows                  infrastructures, decreasing
                            NT/2000/ME/98/95, and NetWare.     training time and increasing
                                                               productivity, while allowing the
                                                               user to use the best tools for the
                                                               job.
-------------------------------------------------------------------------------------------------
  Portability               Deployments of Pervasive.SQL can   Allows development and deployment
                            be easily migrated to any          to be done on the most optimal
                            supported platform.                platform that meets the business
                                                               and resource requirements.
-------------------------------------------------------------------------------------------------
  Replication Solution      A general-purpose service          Provides support for server
                            offering for replicating database  backup/disaster recovery, load
                            information across databases       distribution, multiple remote
                            backed by Pervasive.SQL servers    offices and mobile workforce.
                            (offered through professional
                            services engagements).
-------------------------------------------------------------------------------------------------
  Reliability               Pervasive.SQL is based on          Provides high degree of data
                            industry-proven technology.        integrity and stability to
                                                               business applications.
-------------------------------------------------------------------------------------------------
  Configurability           Pervasive.SQL can access local     Enables the storage and processing
                            and distributed data               of databases to be distributed
                            simultaneously.                    throughout the network.
-------------------------------------------------------------------------------------------------
  Application Scalability   Applications can run in any        Offers cost savings for developers
                            configuration from single-user     and end users because a single
                            workstation to supporting          application can be deployed in
                            hundreds of concurrent users in    multiple configurations without
                            client/server and Web              modification.
                            environments.
-------------------------------------------------------------------------------------------------
  Industry                  Industry standard interfaces       Allows ODBC, JDBC and OLE DB
  Standard Connectivity     enabling any application to        compliant applications to access
                            communicate with any database.     data stored in any Pervasive.SQL
                                                               database.
-------------------------------------------------------------------------------------------------
  Common MicroKernel        Transactional and relational       Allows developers to choose the
  Database Engine           applications can simultaneously    appropriate data access method:
                            share common databases.            transactional access for high
                                                               volume and relational access for
                                                               reporting, queries and decision
                                                               support.

Sales and Marketing

   Our sales and marketing organization focuses on our worldwide channels by targeting software developers who build Web and client/server applications and the Web and systems integrators, consultants and value-added resellers who sell and implement the applications to end users. Our marketing organization has primary responsibility for product direction and has developed a number of programs utilized by the sales organization to support our channel partners, such as our Other Equipment Manufacturer ("OEM") program for independent software vendors and partner programs for Web and solutions integrators, consultants and value-added resellers. These programs are worldwide in scope and capture leads from a variety of marketing programs including direct response marketing and advertising, joint marketing and public relations.

   Our OEM program focuses on recruiting independent software vendors worldwide to embed our database products on an OEM basis. The OEM program is designed to generate mutually beneficial strategic relationships between Pervasive and our independent software vendors and ongoing royalties for us through licensing contracts, which are typically for three-year terms. This program offers our OEM partners joint marketing services, volume discounts, specialized technical support, training and consulting, which enable delivery of tightly integrated solutions to end users.

   Our other sales and marketing programs recruit software developers and channel partners to develop applications that are designed to be deployed with shrink-wrap versions of our database products. These programs include trade shows, direct mail, telemarketing and telesales activities and hands-on seminars that are designed to further recruit, develop, support and train software developers and channel partners to facilitate the deployment of Web and client/server applications based on our products. If these volumes become sufficient, the sales group recruits these software developers into our OEM program.

   The international sales organization utilizes a channel of distribution partners and OEMs worldwide. The distribution partners implement sales and marketing programs for a particular region, typically using our distributor or master distributor programs. In addition to managing these distributor relationships, the international sales group recruits and supports channel partners with the same programs as the domestic sales groups. We currently have international sales offices in Frankfurt, Paris, Brussels and London.

Customer Service and Technical Support

   We offer multiple levels of worldwide customer services, including technical support, professional consulting services, training and product maintenance. First level, or front line, support responds to most customer inquiries that are routine in scope via telephone and email. Second level, or back line, support responds to escalated technical issues and supports our large partners with dedicated technical expertise. Self-help support is also available via our Web site, which includes a searchable knowledge base, answers to frequently asked questions and technical white papers. Customer service is provided at no charge for the first 30 days after initial purchase and at any time via our Web site. After 30 days, we offer contract and fee-based per-incident and premium support programs.

   We also have a professional services team to fulfill demand for fee-based consulting services from our developer customers and channel partners. These consulting services include development services to migrate existing applications to the Web, design and/or customize applications, upgrade existing applications to the latest Pervasive.SQL release, and optimize database functionality through performance testing, database schema design and review, and replication services. End-user consulting opportunities may be referred to our channel partners to strengthen channel loyalty, build the channel's technical ability and increase the resource base available for future growth.

   Our education resources train our channel partners in the use of our products for optimal performance and feature utilization. In addition, we offer channel partner certification and authorization programs to enhance the technical expertise of our authorized channel partners.

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

   Worldwide customer support, professional services and training are provided through our corporate offices in Austin, Texas and through a support and development center in Brussels.

Research and Development

   We have made substantial investments in research and development through both internal development and technology acquisition. As of June 30, 2001, we had 49 employees in research and development, and our research and development expenditures for continuing operations for fiscal 1999, 2000 and 2001 were $13.1 million, $13.7 million and $10.5 million, respectively. In July 2000, we reduced our workforce by approximately 100 employees, the majority of whom were in research and development and technical support relating to our discontinued Tango product line. In June 2001, we reduced our workforce by approximately 40 employees, some of whom were in research and development and technical support relating to our Pervasive.SQL database products. We will continue to invest heavily in focused research and development resources to further our vision of software development environments that dramatically simplify the development, deployment and maintenance of Web and client/server applications.

   Our development efforts consist primarily of improving performance of existing product features and adding new differentiating product features to simplify the development and deployment of our products on multiple computer and network operating systems. We continue to focus development activities on enhancing Pervasive.SQL with performance, features and functionality required by today's SME customers and the channel of ISVs, VARs and consultants who serve them.

   We are also continuing to invest in data replication technology for delivery as a service offering, for deployment into customer environments where high availability of data is a critical need.

Technology

   Pervasive.SQL utilizes our MicroKernel Database Architecture Engine ("MKDE") architecture. A primary feature of the MKDE architecture is that it enables applications to have simultaneous transactional and relational access to data. Pervasive.SQL provides a number of advantages over other database management systems including:

  . Multi-platform functionality (Windows NT, NetWare, Linux), including complete database file compatibility between platforms;

  . Integration with leading development tools and standards such as Visual Basic, C++, Visual Cafe, Delphi, ODBC, JDBC and OLE DB;

  . Scalability, from single-member workstations to workgroups, client/server systems and the Web;

  .  Row level locking for increased concurrency and scalability;

  . History of compatibility with existing applications and data file formats to support our developer community;

  . Enhanced automatic tuning designed to increase performance and decrease cost of ownership;

  .  Support for larger storage needs (up to 64 gigabytes per table);

  .  Smart components for simplified installation and configuration;

  . A file management utility to expedite data import, export and recovery tasks;

  .  Simultaneous transactional and relational access to the same data; and

  .  Built-in recovery capabilities.

   Applications based on Pervasive database engines can scale from single-user workstations to client/server environments without relinking or changing code. Network environments can be customized to minimize network traffic and to balance resource loading by distributing database files and data processing throughout multi-platform computer networks.

   The database configurations available include the following:

  . Server. In a Web environment, a small requester module on the Web application server routes requests to the server database engine. In a client/server environment, a workstation module routes requests to the server database engine. These configurations optimize performance and the use of application server or workstation resources.

  . Workgroup. The workgroup configuration enables shared access to data files by a small team of users. The workgroup technology is suited for environments that support peer-to-peer networking but do not have a dedicated database server.

  . Single-User Workstation. The single-user workstation configuration provides mobile and stand-alone operation. All access modules and MKDE components reside locally, and data files are stored on the workstation's disk drive. This configuration is used when the workstation is not connected to a network or when data files do not need to be shared.

Competition

   We encounter competition for our database products primarily from large, public companies, in particular, Sybase's small memory footprint database software product, Adaptive Server Anywhere, and Microsoft's product, SQL Server. Microsoft has devoted resources to making its SQL Server product increasingly applicable to the market for our products. We believe that Microsoft will continue to incorporate SQL Server technology into its operating system software and certain of its server software offerings, possibly at no additional cost to its users. Microsoft's activities could materially adversely affect sales of our products on the Windows NT platform. In addition, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established and emerging companies.

Proprietary Rights

   Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors, such as the technological and creative skills of our personnel, new research and developments, frequent product enhancements, name recognition and reliable product maintenance, are essential to establishing and maintaining a technology leadership position. We license our database software products primarily under "shrink wrap" licenses (i.e., licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package.

Employees

   As of June 30, 2001, we employed 161 full-time employees, including 44 in sales and marketing, 49 in research and development, 29 in technical support, 10 in professional services and training and 29 in general and administrative. We are not subject to any collective bargaining agreement, and we believe that our relationships with our employees are good.

Facilities

   Our leased headquarters facility in Austin, Texas, consists of approximately 91,000 square feet. The facility provides additional space and expansion options and is leased through September 2008. We currently lease international offices in Frankfurt, Paris, Brussels and London. We continue to be obligated under a lease for office space in Toronto, which we currently have subleased to third parties.

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

Our Financial Results May Vary Significantly from Quarter to Quarter

   Our operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside of our control. These factors include:

  .  Fluctuations in demand for our products or upgrades to our products;

  . Fluctuations in the demand for and deployment of client/server applications in which our Pervasive.SQL products are designed to be embedded;

  . Fluctuations in demand for our products due to the potential deteriorating economic conditions on our customer base;

  .  Seasonality of purchases and the timing of product sales and shipments;

  . Unexpected delays in introducing new or improvements to existing products and services;

  . New product releases, licensing models or pricing policies by our competitors;

  .  Acquisitions or mergers involving us, our competitors or customers;

  . Impact of changes to our product distribution strategy and pricing policies;

  .  Lack of order backlog;

  .  Loss of a significant customer or distributor;

  .  Changes in purchasing and/or payment practices by our distributors;

  . A reduction in the number of independent software vendors, or ISVs, who embed our products or value-added resellers, or VARs, who sell and deploy our products;

  .  Changes in the mix of domestic and international sales;

  . Impact of changes to our geographic investment levels and business models;

  .  Losses associated with discontinued operations;

  .  Changes in our business plan or strategy; and

  .  Changes in generally accepted accounting principles.

   Our revenues in fiscal year 2001 decreased from the previous fiscal year due to a combination of factors, including: lower sales pipelines, our past focus of resources and management attention on our discontinued Tango product line, competitive forces and what we believe to be a general softening in the packaged client/server applications market contributing to decreased orders for our Pervasive.SQL products embedded in these applications. Although our revenues have grown sequentially in each quarter of fiscal 2001, we believe certain of these factors could continue to negatively affect sales of our Pervasive.SQL product in the future. Significant portions of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if our revenues are below our expectations, our operating results are likely to be adversely and disproportionately affected. In addition, we may change our prices, modify our distribution strategy and policies, accelerate our investment in research and development, sales or marketing efforts in response to competitive pressures or pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations.

   In July 2000, we announced a restructuring to focus on our core database business. As part of the restructuring, we recorded in the fourth fiscal quarter of fiscal 2000, a charge of $17 million or $1.08 per share for discontinued operations related to our Tango product line. We continued to support our Tango customers until we completed the sale of the Tango technology in June 2001. The sale, along with an ongoing assessment of future liabilities of the discontinued Tango operations, resulted in a gain from discontinued operations of $1.7 million for the quarter ended June 30, 2001. Our operating results have fluctuated in the past due to charges relating to the discontinued Tango operations and may continue to fluctuate in future quarters depending upon the timing and nature of final disposition of remaining liabilities of the discontinued Tango product line. Our operating results could also be harmed in the event that additional liabilities related to the discontinued Tango product line arise.

   In June 2001, we reduced our workforce by approximately 40 employees, or 20% of our worldwide workforce, to further improve profitability going forward and as a precautionary measure in light of the continued uncertain economic environment. The reduction resulted in a non-recurring charge in the fourth quarter of fiscal year 2001 of $2.5 million, including a charge for the workforce reduction and related charges for idle leased facilities and certain intangible assets. Our operating results have fluctuated in the past due to these charges.

   In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Btrieve/Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. We cannot be certain that this venture will be successful which could result in our inability to successfully operate in Japan. Even if we successfully implement this new venture, we may be unable to maintain or increase Japanese market demand for our products.

   In addition, we may experience fluctuations in our operating results based on our past and future acquisitions of businesses and product lines. For example, we incurred losses in the quarters ended December 31, 1998 and 1999; March 31, 2000 and June 30, 2000; primarily due to losses incurred by the now discontinued Tango product line.

   We derive a portion of our revenues from relatively large orders. The sales cycles for these transactions tend to be longer than the sales cycles on smaller orders. This longer sales cycle for large orders makes it difficult to predict the quarter in which these sales will occur. Accordingly, our operating results may fluctuate from quarter to quarter based on the existence and timing of larger orders. A reduction in large orders during any quarter could materially impact our revenues.

   Our revenue growth and profitability depend on the overall demand for our products and services, which in turn depends on general economic and business conditions. The nature and extent of the effect of the current economic climate on our ability to sell our products and services is uncertain. A softening of demand for our products and services caused by weakening of the economy may result in decreased revenues or lower growth rates. There can be no assurance that we will be able to effectively promote revenue growth rates in all economic conditions.

We Must Successfully Manage Our Reductions in Workforce

   In July 2000, we reduced our workforce by approximately 100 employees or approximately 28% of our worldwide workforce. The workforce reduction was primarily related to the discontinuance of the Tango product line; however, we also reduced a portion of our Pervasive.SQL related workforce, primarily in our development organization. In June 2001, we reduced our workforce by approximately 40 employees, or 20% of our worldwide workforce, to further improve profitability going forward and as a precautionary measure in light of the continued uncertain economic environment. Any failure to manage the impact of the Pervasive.SQL workforce reduction on our Pervasive.SQL product development schedules, to manage any future workforce reductions, to retain our remaining Pervasive.SQL employees and to recruit new employees in the future could have a material adverse effect on our business, operating results and financial condition.

Seasonality May Contribute to Fluctuations in Our Quarterly Operating Results

   Our business has, on occasion, experienced seasonal customer buying patterns. In recent years, we have generally experienced relatively weaker demand in the quarters ending March 31 and September 30. We believe that this pattern may continue. In addition, we anticipate that demand for our products in Europe and Japan will decline in the summer months because of reduced corporate buying patterns during the vacation season.

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

Our Efforts to Develop and Maintain Brand Awareness of Our Products May Not be Successful

   Brand awareness is important given competition in the market for data management products. We are aware of other companies that use the word "Pervasive" either in their marks alone or in combination with other words. We expect that it may be difficult or impossible to prevent third-party usage of the Pervasive name and variations of this name for competing goods and services. Competitors or others who use marks similar to our brand name may cause confusion among actual and potential customers, which could prevent us from achieving significant brand recognition. If we fail to promote and maintain our brand or incur significant related expenses, our business, operating results and financial condition could be materially adversely affected.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account For a Significant Percentage of Our Revenues

   The loss of a major distributor, changes in a distributor's payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors, value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the fiscal year ended June 30, 2001, three distributors combined accounted for an aggregate of approximately 12% of our revenues, as compared to the fiscal year ended June 30, 2000, where three distributors accounted for an aggregate of approximately 20% of our revenues. Additionally, we estimate that approximately 20% of our revenues in the fiscal year ended June 30, 2001 were from sales related to accounting software applications. We expect we will continue to depend on a limited number of distributors and sales related to accounting software applications for a significant portion of our revenues in future periods. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

We Depend on Our Indirect Sales Channel

   Our failure to continue to grow our indirect sales channel or the loss of a significant number of members of our indirect channel partners would have a material adverse effect on our business, financial condition and operating results. We do not have a substantial direct sales force, and we derive substantially all of our revenues from indirect sales through a channel consisting of independent software vendors, value-added resellers, system integrators, consultants and distributors. Our sales channel could be adversely affected by a number of factors including:

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

   We cannot be certain we will be able to continue to attract additional indirect channel partners or retain our current partners. In addition, we cannot be certain our competitors will not attempt to recruit certain of our current or future partners. For example, in December 2000, Microsoft (a competitor) acquired Great Plains Software (an ISV that embeds our product into certain of its products and also a channel partner). This will likely have, and any similar transactions may have, an adverse effect on our ability to attract and retain partners.

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

We Depend on Third-Party Technology in Our Products

   We rely upon certain software that we license from third parties, including software integrated with our internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain or obtain any of these software licenses, could result in shipment delays or reductions until we develop, identify, license and integrate equivalent software. Any delay in product development or shipment could damage our business, operating results and financial condition.

We May be Unable to Protect Our Intellectual Property and Proprietary Rights

   Our success depends to a significant degree upon our ability to protect our software and other proprietary technology. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, these measures afford us only limited protection. In addition, we rely in part on "shrink wrap" and "click wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. We cannot be certain that others will not develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets owned by us. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. Although we believe software piracy may be a problem, we are unable to determine the extent to which piracy of our software products occurs. In addition, portions of our source code are developed in foreign countries with laws that do not protect our proprietary rights to the same extent as the laws of the United States.

   Although we are not aware that any of our products infringe upon the proprietary rights of third parties, we may be subjected to claims of intellectual property infringement by third parties as the number of products and competitors in our industry segment continues to grow and the functionality of products in different industry segments increasingly overlaps. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation, divert management attention and resources, cause product shipment delays or the loss or deferral of sales or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us, should we fail or be unable to either license the infringed or similar technology or develop alternative technology on a timely basis, our business, operating results and financial condition could be materially adversely affected.

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

Our Software May Contain Errors or Defects

   Errors or defects in our products may result in loss of revenues or delay in market acceptance, and could materially adversely affect our business, operating results and financial condition. Software products such as ours may contain errors, sometimes called "bugs," particularly when first introduced or when new versions or enhancements are released. From time to time, we discover software errors in certain of our new products after their introduction. Despite our testing, current versions, new versions or enhancements of our products may still have errors after commencement of commercial shipments. Product errors can put us at a competitive disadvantage and can be costly and time-consuming to correct.

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

We Compete with Microsoft while Simultaneously Supporting Microsoft
Technologies

   We currently compete with Microsoft in the market for data management products while simultaneously maintaining a working relationship with Microsoft. Microsoft has a longer operating history, a larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than Pervasive. As a result, we may not be able to compete effectively with Microsoft now or in the future, and our business, operating results and financial condition may be materially adversely affected.

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

   Further, in December 2000, Microsoft acquired Great Plains Software, a channel partner for Pervasive. This, and any similar transactions may have an adverse effect on our ability to compete effectively.

   We believe we must maintain a working relationship with Microsoft to achieve success. Many of our customers use Microsoft-based operating platforms. Thus it is critical to our success that our products be closely integrated with Microsoft technologies. Notwithstanding our historical and current support of Microsoft platforms, Microsoft may in the future promote technologies and standards more directly competitive with or not compatible with our technology.

We Face Significant Competition From Other Companies

   We encounter competition for our database products primarily from large, public companies, including Microsoft, Oracle, Sybase, IBM and Progress. In particular, Sybase's small memory footprint database software product, Adaptive Server Anywhere, and Microsoft's product, SQL Server, directly compete with our products.

In addition, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established or emerging companies providing database products based on existing, new or open-source technologies.

   Application service providers ("ASP") are beginning to enter our market and could cause a change in revenue models from licensing of client/server and Web-based applications to renting applications. Our competitors may be more successful than we are in adopting these revenue models and capturing related market share.

   Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Sybase, IBM, Progress or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and which may limit our ability to sell our products through particular distribution partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business. We cannot be certain we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

We Are Susceptible to a Shift in the Market for Client/Server Applications Toward Web-Based Applications

   We have derived substantially all of our historical revenues from the use of our products in client/server applications. We expect to rely on continued market demand for client/server applications indefinitely. Although the market for client/server applications has grown in recent years, we believe that the rate of growth has slowed in recent quarters, that this trend will continue or accelerate in future quarters, and that other application platforms are emerging. In particular, we believe market demand may be shifting from client/server applications to Web-based applications. If so, this shift would be occurring before our product line has achieved market acceptance for use in Web-based applications. In addition, we cannot be certain that our existing client/server developers will migrate to Web-based applications and continue to use our products or that other developers of Web-based applications would select our data management products. Further, this shift may result in a change in revenue models from licensing of client/server and Web-based applications to renting of applications from application service providers. A decrease in client/server application sales coupled with an inability to derive revenues from the Web-based application market could have a material adverse effect on our business, operating results and financial condition.

We Depend on International Sales and Operations

   We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the fiscal year ended June 30, 2001, we derived 45% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

  . Quality control of certain development, translation or localization activities; and

  .  Political and economic instability.

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

   We expect our international operations will continue to place financial and administrative demands on us, including operational complexity associated with international facilities, administrative burdens associated with managing relationships with foreign partners, and treasury functions to manage foreign currency risks and collections.

Fluctuations in the Relative Value of Foreign Currencies Can Affect Our
Business

   To date, the majority of our transactions have been denominated in U.S. dollars. The majority of our international operating expenses, substantially all of our sales in Japan and certain other international sales have been denominated in currencies other than the U.S. dollar. Therefore, our operating results may be adversely affected by changes in the value of the U.S. dollar. Certain of our international sales are denominated in U.S. dollars, especially in Europe. Any strengthening of the U.S. dollar against the currencies of countries where we sell products denominated in U.S. dollars will increase the relative cost of our products and could negatively impact our sales in those countries. To the extent our international operations expand or are modified, our exposure to exchange rate fluctuations may increase. We have, on occasion, entered into limited hedging transactions to mitigate our exposure to currency fluctuations. Despite these hedging transactions, exchange rate fluctuations have caused, and will continue to cause, currency transaction gains and losses. Although these transactions have not resulted in material gains and losses to date, similar transactions could have a damaging effect on our business, results of operations or financial condition in future periods.

We Must Continue to Hire and Retain Skilled Personnel

   Our success depends in large part on our ability to attract, motivate and retain highly skilled employees on a timely basis, particularly executive management, sales and marketing personnel, software engineers and other senior personnel. Our efforts to attract and retain highly skilled employees could be harmed by our past or any future workforce reductions. Our failure to attract and retain the highly trained technical personnel who are essential to our product development, marketing, service and support teams may limit the rate at which we can generate revenue and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

We Have Anti-Takeover Provisions

   Our Restated Certificate of Incorporation and Bylaws contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals that a stockholder might consider favorable. It includes provisions to authorize the issuance of "blank check" preferred stock; establish advance notice requirements for stockholder nominations for elections to the Board of Directors or for proposing matters that can be acted upon at stockholders' meetings; eliminate the ability of stockholders to act by written consent; require super-majority voting to approve certain amendments to the Restated Certificate of Incorporation; limit the persons who may call special meetings of stockholders; and provide for a Board of Directors with staggered, three-year terms. In addition, certain provisions of Delaware law and 1997 Stock Incentive Plan (the "1997 Plan") may also have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals.

   Further, in October 2000, our Board of Directors approved the adoption of a shareholder rights plan whereby one preferred share purchase right was distributed for each outstanding share of our common stock. The rights are designed to assure that all of our stockholders receive fair and equal treatment in the event of any proposed takeover and to guard against partial tender offers, open market accumulations and other tactics designed to gain control without paying all stockholders a fair price. The rights were not being distributed in response to any specific effort to acquire us.

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

The Price of Our Stock Has Been Volatile and Could Continue to Fluctuate Substantially

   Our common stock is traded in the Nasdaq National Market. The market price of our common stock has been volatile and could fluctuate substantially based on a variety of factors outside of our control, in addition to our financial performance. Furthermore, stock prices for many companies, including our own, fluctuate widely for reasons that may be unrelated to operating results.

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

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 2. PROPERTIES

   Our leased headquarters facility in Austin, Texas, consists of approximately 91,000 square feet. The facility provides additional space and expansion options and is leased through September 2008. We currently lease international offices in Frankfurt, Paris, Brussels and London. We continue to be obligated under a lease for office space in Toronto, which we currently have subleased to third parties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

   The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2001.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are the biographical summaries of the executive officers of the Company as of September 28, 2001:

   The executive officers of the Company, and their ages as of September 28, 2001, and biographical summaries are as follows:

         Name          Age                       Position
         ----          --- ----------------------------------------------------
Ron R. Harris.........  48 President, Chief Executive Officer and Director
John E. Farr..........  41 Chief Financial Officer and Corporate Secretary
David R. Dunnigan.....  40 Senior Vice President, Worldwide Customer Operations
Bruce N. Flory........  50 Vice President, Marketing
Gary G. Allison.......  35 Vice President, Engineering
Gilbert Van Cutsem....  38 Vice President, EMEAA Sales and Marketing
Toni R. McIntosh......  40 Vice President, Human Resources
Kenneth E. Jacobson...  44 Vice President, Business Development

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

   John E. Farr has served as our Chief Financial Officer since July 2001. Previously, Mr. Farr served as our Vice President, Finance, from October 1998 to July 2001, as Director of Finance from April 1997 to October 1998 and as Controller from November 1994 to April 1997. Prior to joining Pervasive, Mr. Farr served as a Senior Audit Manager for KPMG LLP, an international accounting firm. Mr. Farr received a B.B.A. in Accounting from Southwestern University.

   David R. Dunnigan has served as our Senior Vice President, Worldwide Customer Operations, since July 2001. Mr. Dunnigan previously served as our Senior Vice President, Worldwide Sales and Marketing, from March 2000 to July 2001, and as Vice President, Worldwide Sales, from November 1999 to March 2000. Prior to joining Pervasive, Mr. Dunnigan served as Vice President, Sales and Marketing, for Novient, Inc., a worldwide provider of professional services automation software for the consulting and systems integration industry, from September 1998 to November 1999. Prior to Novient, Mr. Dunnigan served as General Manager, Front Office VAR Division for Aurum Software, a Baan company, from March 1995 to September 1998. Mr. Dunnigan received a B.S. in Industrial Distribution from Clarkson University.

   Bruce N. Flory has served as our Vice President, Marketing, since November 2000. Prior to joining Pervasive, Mr. Flory held various marketing and management positions with Intel, Harte-Hanks Communications, Sterling Software and BMC Software and most recently served as Vice President of Marketing for ObjectSpace, Inc. Mr. Flory holds a B.A. degree in Marketing and an M.B.A. degree in Business Administration from St. Edward's University in Austin, Texas.

   Gary G. Allison has served as our Vice President, Engineering, since July 2000. Previously, Mr. Allison served as Director of Developer Solutions from February 2000 to July 2000, as Director of Software Engineering from October 1998 to February 2000 and as Software Engineering Manager from October 1997 to October 1998. Prior to joining Pervasive, Mr. Allison served as a senior software engineer at DSC Communications Corporation and prior to that held various software development positions at IBM. Mr. Allison received a B.S. in Computer Science from Texas A&M University and an M.S. degree in Software Engineering from the University of Houston, Clear Lake.

   Gilbert Van Cutsem has served as our Vice President, EMEAA Sales and Marketing, since April 2000. Mr. Van Custem has served Pervasive in various sales and marketing roles since September 1995. Prior to joining Pervasive, Mr. Van Cutsem was Channel and Product Marketing Manager at Novell Benelux and Director of Marketing at AT&T's EMEA headquarters. Mr. Van Cutsem holds degrees in Computer Science (Na.Ra.Fi. Brussels) and Business Administration (V.E.H. Brussels) and earned his master's degree in Applied Economics from FUCAM (Mons, Belgium).

   Toni R. McIntosh has served as our Vice President, Human Resources, since December 2000. Previously, Ms. McIntosh served as Director of Human Resources from June 1998 to December 2000. Prior to joining Pervasive, Ms. McIntosh served as Director of Human Resources at Crystal Semiconductor and prior to that was Director of Human Resources at CompuAdd Computer Corp.

   Kenneth E. Jacobson has served as our Vice President, Business Development, since July 2001. Prior to joining Pervasive, Mr. Jacobson served as a Principal at Charles River Associates, Boston, and most recently as Vice President, Marketing, at PolyOne Corporation. Mr. Jacobson received a bachelor's degree from Drexel University and an M.B.A. degree from Fairleigh Dickinson University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The common stock of the Company is traded in the Nasdaq National Market under the symbol PVSW. The Company completed its initial public offering and commenced trading on September 26, 1997. The following tables set forth the high and low closing sales prices of the Company's common stock for each quarterly period during the three years ended June 30, 2001.

   Fiscal 1999                                                      High   Low
   -----------                                                     ------ ------
   First Quarter.................................................. $12.75 $ 7.50
   Second Quarter................................................. $19.25 $ 7.13
   Third Quarter.................................................. $21.00 $16.00
   Fourth Quarter................................................. $24.88 $13.31
   Fiscal 2000                                                      High   Low
   -----------                                                     ------ ------
   First Quarter.................................................. $34.50 $18.63
   Second Quarter................................................. $36.31 $ 9.06
   Third Quarter.................................................. $17.00 $10.69
   Fourth Quarter................................................. $14.00 $ 4.13
   Fiscal 2001                                                      High   Low
   -----------                                                     ------ ------
   First Quarter.................................................. $ 5.69 $ 2.06
   Second Quarter................................................. $ 3.13 $ 1.06
   Third Quarter.................................................. $ 2.50 $ 1.03
   Fourth Quarter................................................. $ 1.93 $ 1.00

   As of September 25, 2001, there were approximately 270 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder). The Company believes it has in excess of 10,000 beneficial owners of its common stock.

   The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended June 30, 1999, 2000 and 2001 and the consolidated balance sheet data at June 30, 2000 and 2001 are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the periods ended June 30, 1997 and 1998 and the consolidated balance sheet data at June 30, 1997, 1998 and 1999 are derived from audited consolidated financial statements not included herein.

                                            Year Ended June 30,
                                  --------------------------------------------
                                   1997     1998     1999      2000     2001
                                  -------  -------  -------  --------  -------
                                   (in thousands, except per share data)
Consolidated Statements of
 Operations Data:
Revenues........................  $24,481  $36,700  $58,038  $ 52,078  $42,158
Costs and expenses:
 Cost of revenues and technical
  support.......................    3,310    5,292    8,027     8,890    9,660
 Sales and marketing............   10,034   15,438   18,154    19,402   18,357
 Research and development.......    5,996    9,556   13,063    13,720   10,545
 General and administrative.....    2,886    3,070    4,798     5,755    6,025
 Business restructuring charge..       --       --       --        --    2,472
                                  -------  -------  -------  --------  -------
Total costs and expenses........   22,226   33,356   44,042    47,767   47,059
                                  -------  -------  -------  --------  -------
Operating income (loss) from
 continuing operations..........    2,255    3,344   13,996     4,311   (4,901)
 Interest and other income,
  net...........................       55      573      825     1,602    1,253
 Income tax provision...........     (593)  (1,101)  (4,452)   (1,774)    (500)
 Minority interest in earnings
  of subsidiary, net of income
  taxes.........................     (127)     (94)     (36)      (19)      --
                                  -------  -------  -------  --------  -------
Income (loss) from continuing
 operations.....................    1,590    2,722   10,333     4,120   (4,148)
                                  -------  -------  -------  --------  -------
Discontinued operations:
 Charge for purchased research
  and development...............       --       --   (1,800)       --       --
 Loss from operations...........       --       --   (6,986)  (17,146)      --
 Income tax benefit.............       --       --    2,031     1,094       --
 Gain (loss) on disposal........       --       --       --   (16,963)   1,692
                                  -------  -------  -------  --------  -------
Gain (loss) from discontinued
 operations.....................       --       --   (6,755)  (33,015)   1,692
                                  -------  -------  -------  --------  -------
Net income (loss)...............  $ 1,590    2,722  $ 3,578  $(28,895) $(2,456)
                                  =======  =======  =======  ========  =======
Basic earnings (loss) per share:
 Income (loss) from continuing
  operations....................  $  1.90  $  0.26  $  0.74  $   0.26  $ (0.26)
 Gain (loss) from discontinued
  operations....................       --       --    (0.48)    (2.11)    0.11
                                  -------  -------  -------  --------  -------
 Net income (loss)..............  $  1.90  $  0.26  $  0.26  $  (1.85) $ (0.16)
                                  =======  =======  =======  ========  =======
Diluted earnings (loss) per
 share:
 Income (loss) from continuing
  operations....................  $  0.12  $  0.18  $  0.65  $   0.23  $ (0.26)
 Gain (loss) from discontinued
  operations....................       --       --    (0.42)    (1.87)    0.11
                                  -------  -------  -------  --------  -------
 Net income (loss)..............  $  0.12  $  0.18  $  0.22  $  (1.64) $ (0.16)
                                  =======  =======  =======  ========  =======
Shares used in computing basic
 earnings (loss) per share......      835   10,468   13,960    15,648   15,830
Shares used in computing diluted
 earnings (loss) per share......   13,080   14,741   15,998    17,622   15,830
                                                  June 30,
                                  --------------------------------------------
                                   1997     1998     1999      2000     2001
                                  -------  -------  -------  --------  -------
                                               (in thousands)
Consolidated Balance Sheet Data:
Working capital.................  $ 1,560  $19,815  $40,461  $ 22,365  $23,565
Total assets....................   10,445   32,643   72,873    47,248   40,468
Long-term liabilities, net of
 current portion................       --       --      565        --       --
Redeemable convertible preferred
 stock..........................    4,026       --       --        --       --
Total stockholders' equity
 (deficit)......................     (394)  23,979   59,086    32,644   29,679

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in the forward-looking statements. Please see the "Special Note Regarding Forward-Looking Statements" elsewhere in this Report on Form 10-K.

Overview

   Pervasive Software is a leading worldwide provider of data management solutions and services which dramatically simplify the development, deployment and management of business applications for Small and Mid-size Enterprises
(SME). Our high-performance, flexible database, Pervasive.SQL, is widely installed with more than 4 million server seats licensed to date. With Pervasive.SQL, independent software vendors (ISVs) can create sophisticated yet low-maintenance business applications that reach far beyond the desktop to easily share information from workstations to the Web. Our software is designed for integration by ISVs into Web or client/server applications sold to SMEs, which typically have environments with little to no IT infrastructure and require self-tuning, zero administration products. As a result, end-users can concentrate on running their businesses instead of managing the database underlying their applications, which is particularly critical to this large market.

   We derive our revenues primarily from shrink-wrap licenses through ISVs, VARs and distributors and through OEM license agreements with ISVs. Shrink-wrap license fees are variable and based generally on user count. Our OEM licensing program offers ISVs volume discounts and specialized technical support, training and consulting in exchange for embedding our products in software applications and paying us a royalty based on sales of their applications. Additionally, we generate revenues from version upgrades, user count upgrades, upgrades to new or additional platforms, and from upgrades to client/server or Web environments from single user workstation or workgroup environments.

   We generally recognize revenues from software licenses when persuasive evidence of an arrangement exists, the software has been delivered, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. We generally recognize revenues related to agreements involving nonrefundable fixed minimum license fees when we deliver the product master or first copy if no significant vendor obligations remain. We recognize per copy royalties in excess of a fixed minimum amount as revenues when such amounts are reported to us. We operate with virtually no order backlog because our software products are shipped shortly after orders are received. This makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. We enter into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. We reserve for estimated sales returns, stock rotation and price protection rights, as well as for uncollectable accounts based on experience.

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

   In July 2000, we announced a restructuring to focus on our core data management business, including the discontinuation of our Tango product line. The operating results of the Tango product line did not achieve expected results, and thus we ceased marketing the Tango product. In June 2001, we completed the sale of the

Tango technology. We recorded Tango as a discontinued operation in the accompanying financial statements; therefore, the following discussion and analysis refer only to continuing operations.

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

   In June 2001, we reduced our workforce by approximately 40 employees, or approximately 20% of our worldwide workforce, to further improve profitability going forward and as a precautionary measure in light of the continued uncertain economic environment. The reduction resulted in a non-recurring charge in the fourth quarter of fiscal year 2001 of $2.5 million, including a charge for the workforce reduction and related charges for idle leased facilities and certain intangible assets.

   In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Btrieve/Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. We expect the new business venture to result in improved profitability on sales in Japan as the arrangement allows us to significantly reduce our costs in Japan.

Results of Operations

   The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

                                                   Year Ended June 30,
                                                   -------------------------
                                                    1999     2000      2001
                                                   ------   ------    ------
   Revenues.......................................    100%     100%      100%
   Costs and expenses:
     Cost of revenues and technical support.......     14       17        23
     Sales and marketing..........................     31       38        44
     Research and development.....................     23       26        25
     General and administrative...................      8       11        14
     Business restructuring charge................     --       --         6
                                                   ------   ------    ------
   Total costs and expenses.......................     76       92       112
                                                   ------   ------    ------
   Operating income (loss) from continuing
    operations....................................     24        8       (12)
     Interest and other income, net...............      1        3         3
     Income tax provision.........................     (8)      (3)       (1)
                                                   ------   ------    ------
   Income (loss) from continuing operations.......     17        8       (10)
                                                   ------   ------    ------
   Discontinued operations:
     Charge for purchased research and
      development.................................     (3)      --        --
     Loss from operations.........................    (12)     (33)       --
     Income tax benefit...........................      4        2        --
     Gain (loss) on disposal......................     --      (32)        4
                                                   ------   ------    ------
   Gain (loss) from discontinued operations.......    (11)     (63)        4
                                                   ------   ------    ------
   Net income (loss) .............................      6%     (55)%      (6)%
                                                   ======   ======    ======

 Revenues

   We generated revenues from continuing operations of $58.0 million, $52.1 million and $42.2 million for the fiscal years ended June 30, 1999, 2000 and 2001, respectively, which represents a decrease of 10% from fiscal 1999 to 2000, and a decrease of 19% from fiscal 2000 to 2001. The decrease in revenues from continuing operations in both fiscal years 2000 and 2001 can be attributed to competitive pressures and what we believe to be a general softening in the packaged client/server applications market, contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We believe each of the above factors could continue to negatively affect license revenues for Pervasive.SQL in the future.

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

   International revenues, consisting of all revenues from continuing operations from customers located outside of North America, were $25.5 million, $25.6 million and $18.1 million in fiscal 1999, 2000 and 2001, representing 43%, 49% and 45% of total revenues, respectively. We attribute the decrease in international revenue from fiscal year 2000 to 2001 to competitive pressures and what we believe to be a general softening in the packaged client/server applications market, contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We believe each of the above factors could continue to negatively affect international license revenues for Pervasive.SQL in the future. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

 Costs and Expenses

   Cost of Revenues and Technical Support. Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, the cost to provide technical support, primarily telephone support which is typically provided within 30 days of purchase, and license fees for third-party technologies embedded in our products. Cost of revenues and technical support for continuing operations was $8.0 million, $8.9 million and $9.7 million in fiscal 1999, 2000 and 2001, representing 14%, 17%, and 23% of revenues from continuing operations, respectively. The increase in cost of revenues and technical support in each period is primarily related to increased technical support and consulting personnel in the United States, Europe and Japan. Cost of revenues and technical support increased as a percentage of revenue primarily as a result of the decrease in revenue in both fiscal 2000 and 2001. We anticipate that cost of revenues and technical support will decrease in dollar amount in the future as we reduce costs associated with technical support and training personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan, and as we reduce amortization expenses following the write-off of certain license fees for third-party technologies embedded in or bundled with our products.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment, marketing programs and promotional expenses. Sales and marketing expenses related to continuing operations were $18.2 million, $19.4 million and $18.4 million in fiscal 1999, 2000 and 2001, representing 31%, 38% and 44% of revenues from continuing operations, respectively. Sales and marketing expenses increased in dollar amount in fiscal 2000 primarily due to increased costs associated with hiring additional sales and marketing personnel, the promotion of Pervasive.SQL and increased infrastructure costs associated with foreign sales office expansion. Sales and marketing expenses decreased in dollar amount in fiscal 2001 primarily due to a reduction of costs associated with sales and marketing personnel. Sales and marketing expenses increased as a percentage of sales in both fiscal 2000 and 2001 primarily as a result of decreased revenue. We expect sales and marketing expenses will decrease in dollar amount in the near term as we reduce costs associated with sales and marketing personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan, partially offset by the timing and extent of product market development activities and costs associated with new product releases, marketing promotions, brand awareness campaigns and partner programs.

   Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses related to continuing operations were $13.1 million, $13.7 million and $10.5 million in fiscal 1999, 2000 and 2001, representing 23%, 26% and 25% of revenues from continuing operations, respectively. Research and development expenses increased in dollar amount and as a percentage of revenue in fiscal 2000 primarily due to the increased hiring of, and contracting with, additional research and development personnel. Research and development costs decreased in dollar amount and as a percentage of revenue in fiscal 2001 primarily due to the reduction in force in July 2000. We anticipate that research and development expenses will decrease in dollar amount in the near term as we reduce costs associated with research and development personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan.

   Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods. Accordingly, we charged all software development costs to research and development expenses.

   General and Administrative. General and administrative expenses consist primarily of personnel salaries and other costs of our finance, human resources and administrative departments. General and administrative expenses related to continuing operations were $4.8 million, $5.8 million and $6.0 million in fiscal 1999, 2000 and 2001, representing 8%, 11% and 14% of revenues from continuing operations, respectively. We attribute the increase in dollar amount in each period primarily to the increased staffing and associated expenses necessary to manage and support our increased scale of operations, both domestically and internationally. General and administrative expenses increased as a percentage of revenue in fiscal years 2000 and 2001 primarily because of the decrease in revenue during fiscal 2000 and 2001. We believe our general and administrative expenses will decrease in dollar amount in the near term as we reduce costs associated with general and administrative personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan.

   Business Restructuring Charge. Business restructuring charges in fiscal 2001 consist of charges related to our reduction in workforce in June 2001 and related charges for idle leased facilities and certain intangible assets. We incurred a non-recurring charge of approximately $2.5 million in fiscal 2001, representing 6% of revenues from continuing operations. The business restructuring was initiated to further improve profitability going forward and as a precautionary measure in light of the continued uncertain economic environment.

   Provision for Income Taxes. Provision for income taxes related to continuing operations was approximately $4.5 million, $1.8 million and $0.5 million in fiscal 1999, 2000 and 2001, respectively. Our effective tax rate related to continuing operations was 30% for fiscal 1999 and 2000. We recorded a tax provision for fiscal 2001 related to taxes on our foreign operations, despite our consolidated operating loss for the year.

   Based on a number of factors, we believe it is more likely than not, that a substantial amount of our deferred tax assets may not be realized. These factors include:

  .  Recent trends in revenue related to continuing operations;

  . The potential impact of anticipated deductions due to exercise of employee stock options on deferred tax assets with limited carryforward periods;

  . The intensely competitive market in which we operate, which is subject to rapid change.

   Accordingly, we have recorded a valuation equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the lack of earnings history. We expect to continue to incur foreign taxes associated with our international operations while our domestic income taxes will remain minimal as we utilize substantial net operating losses carried forward from previous years. See Note 4 of Notes to Consolidated Financial Statements for further discussion of our provision for income taxes.

   Gain (Loss) from Discontinued Operations. Gain (loss) from discontinued operations relates to the discontinuation of the Tango product line at the end of fiscal 2000. Total loss from discontinued operations was $6.8 million in fiscal 1999 and $33.0 million in fiscal 2000, net of income tax benefits of $2.0 million and $1.1 million in 1999 and 2000, respectively. Gain from discontinued operations in fiscal 2001 was $1.7 million. The loss in fiscal 1999 is attributable to operating losses of $7.0 million for the seven-month period following our acquisition of the Tango product line in November 1998 and a $1.8 million charge for purchased research and development. The loss in fiscal 2000 includes a $17.1 million loss from operations and a $17.0 million charge for estimated loss on disposal, including a reduction of Tango-related assets to their estimated net realizable values and accrual for estimated future liabilities of the discontinued Tango operations. The gain in fiscal 2001 is the result of the sale of the Tango technology in June 2001, as well as a reduction in the estimated future liabilities of the discontinued Tango operations.

Quarterly Results from Operations

   The following table sets forth selected unaudited quarterly information for our last eight fiscal quarters. This information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Report, and we believe all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below. We also believe this information presents fairly the results of such periods when read in conjunction with the audited consolidated financial statements and notes.

                                                    Quarter Ended
                          -------------------------------------------------------------------------
                          Sept. 30  Dec. 31  Mar. 31  June 30   Sept. 30  Dec. 31  Mar. 31  June 30
                            1999     1999     2000      2000      2000     2000     2001     2001
                          --------  -------  -------  --------  --------  -------  -------  -------
                                        (in thousands, except per share data)
Revenues................  $16,237   $14,738  $11,254  $  9,849  $10,020   $10,600  $10,712  $10,827
Costs and expenses:
 Cost of revenues and
  technical support.....    2,067     2,576    2,230     2,018    2,464     2,603    2,278    2,314
 Sales and marketing....    4,476     5,230    5,063     4,633    5,035     5,012    4,509    3,801
 Research and
  development...........    3,177     3,607    3,572     3,364    2,976     2,669    2,472    2,427
 General and
  administrative........    1,112     1,635    1,524     1,484    1,488     1,505    1,409    1,625
 Business restructuring
  charges...............       --        --       --        --       --        --       --    2,472
                          -------   -------  -------  --------  -------   -------  -------  -------
Total costs and
 expenses...............   10,832    13,048   12,389    11,499   11,963    11,789   10,668   12,639
                          -------   -------  -------  --------  -------   -------  -------  -------
Operating income (loss)
 from continuing
 operations.............    5,405     1,690   (1,135)   (1,650)  (1,943)   (1,189)      44   (1,812)
Interest and other
 income, net............      491       430      406       275      351       325      292      285
Income tax benefit
 (provision)............   (1,769)     (636)     219       412     (200)     (101)    (100)     (99)
Minority interest in
 (earnings) loss of
 subsidiary, net of
 tax....................      (23)        4       --        --       --        --       --       --
                          -------   -------  -------  --------  -------   -------  -------  -------
Income (loss) from
 continuing operations..    4,104     1,488     (510)     (963)  (1,792)     (965)     236   (1,626)
                          -------   -------  -------  --------  -------   -------  -------  -------
Discontinued operations:
 Loss from operations...   (3,480)   (4,189)  (4,668)   (4,808)      --        --       --       --
 Income tax benefit
  (provision)...........      923     1,551     (668)     (712)      --        --       --       --
 Gain (loss) on
  disposal..............       --        --       --   (16,963)      --        --       --    1,692
                          -------   -------  -------  --------  -------   -------  -------  -------
Gain (loss) from
 discontinued
 operations.............   (2,557)   (2,638)  (5,336)  (22,483)      --        --       --    1,692
                          -------   -------  -------  --------  -------   -------  -------  -------
Net income (loss).......  $ 1,547   $(1,150) $(5,846) $(23,446) $(1,792)  $  (965) $   236  $    66
                          =======   =======  =======  ========  =======   =======  =======  =======
Basic earnings (loss)
 per share:
 Income (loss) from
  continuing
  operations............  $  0.26   $  0.10  $ (0.03) $  (0.06) $ (0.11)  $ (0.06) $  0.01  $ (0.10)
 Gain (loss) from
  discontinued
  operations............    (0.16)    (0.17)   (0.34)    (1.43)      --        --       --     0.11
                          -------   -------  -------  --------  -------   -------  -------  -------
 Net income (loss)......  $  0.10   $ (0.07) $ (0.37) $  (1.49) $ (0.11)  $ (0.06) $  0.01  $  0.00
                          =======   =======  =======  ========  =======   =======  =======  =======
Diluted earnings (loss)
 per share:
 Income (loss) from
  continuing
  operations............  $  0.23   $  0.08  $ (0.03) $  (0.06) $ (0.11)  $ (0.06) $  0.01  $ (0.10)
 Gain (loss) from
  discontinued
  operations............    (0.14)    (0.15)   (0.34)    (1.43)      --        --       --     0.11
                          -------   -------  -------  --------  -------   -------  -------  -------
 Net income (loss)......  $  0.09   $ (0.06) $ (0.37) $  (1.49) $ (0.11)  $ (0.06) $  0.01  $  0.00
                          =======   =======  =======  ========  =======   =======  =======  =======

                                                    Quarter Ended
                          ------------------------------------------------------------------
                          Sept. 30 Dec. 31 Mar. 31 June 30  Sept. 30 Dec. 31 Mar. 31 June 30
                            1999    1999    2000    2000      2000    2000    2001    2001
                          -------- ------- ------- -------  -------- ------- ------- -------
As a Percentage of
 Revenues:
Revenues................    100%     100%    100%    100%     100%     100%    100%    100%
Costs and expenses:
 Cost of revenues and
  technical support.....     13       18      20      21       24       25      21      21
 Sales and marketing....     28       36      45      47       50       47      43      36
 Research and
  development...........     19       24      32      34       30       25      23      22
 General and
  administrative........      7       11      13      15       15       14      13      15
 Business restructuring
  charge................     --       --      --      --       --       --      --      23
                            ---      ---     ---    ----      ---      ---     ---     ---
Total costs and
 expenses...............     67       89     110     117      119      111     100     117
                            ---      ---     ---    ----      ---      ---     ---     ---
Operating income (loss)
 from continuing
 operations.............     33       11     (10)    (17)     (19)     (11)     --     (17)
 Interest and other
  income, net...........      3        3       4       3        3        3       3       3
 Income tax benefit
  (provision)...........    (11)      (4)      2       4       (2)      (1)     (1)     (1)
 Minority interest in
  (earnings) loss of
  subsidiary, net of
  tax...................     --       --      --      --       --       --      --      --
                            ---      ---     ---    ----      ---      ---     ---     ---
Income (loss) from
 continuing operations..     25       10      (4)    (10)     (18)      (9)      2     (15)
                            ---      ---     ---    ----      ---      ---     ---     ---
Discontinued operations:
 Loss from operations...    (21)     (28)    (42)    (49)      --       --      --      --
 Income tax benefit
  (provision)...........      6       10      (6)     (7)      --       --      --      --
 Gain (loss) on
  disposal..............     --       --      --    (172)      --       --      --      16
                            ---      ---     ---    ----      ---      ---     ---     ---
Gain (loss) from
 discontinued
 operations.............    (15)     (18)    (48)   (228)      --       --      --      16
                            ---      ---     ---    ----      ---      ---     ---     ---
Net income (loss).......     10%      (8)%   (52)%  (238)%    (18)%     (9)%     2%      1%
                            ===      ===     ===    ====      ===      ===     ===     ===

   Our operating results have varied significantly from quarter to quarter in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Such fluctuations may result in volatility in the price of our common stock. We establish our expenditure levels based on expectations as to future revenue, and, if revenue levels are below expectations, expenses can be disproportionately high. As a result, a drop in near term demand for our products could significantly affect both revenues and profits in any quarter. In the future, our operating results may fluctuate for this reason or as a result of a number of other factors, including increased expenses, timing of product releases, increased competition, variations in the mix of sales, announcements of new products by us or our competitors and capital spending patterns of our customers. As a result of these factors, there can be no assurance we will be able to maintain profitability on a quarterly basis. See "Risk Factors That May Affect Future Results."

Liquidity and Capital Resources

   Cash provided by continuing operations was $9.0 million, $4.4 million and $5.1 million for fiscal 1999, 2000 and 2001, respectively. The decrease in cash provided by continuing operations from fiscal 1999 to 2000 resulted primarily from the decrease in earnings from continuing operations in fiscal 2000. Cash provided by continuing operations increased from fiscal 2000 to 2001 despite a loss from continuing operations in fiscal 2001, primarily due to non-cash business restructuring charges, a decrease in current assets and to a lesser extent an increase in accounts payable and accrued liabilities.

   During fiscal 1999, we invested a net amount of $16.8 million in marketable securities, consisting of various taxable and tax advantaged securities. During fiscal 2000 and 2001, we received net proceeds of $8.5 million and $6.8 million, respectively, from the sale or maturity of marketable securities. In addition, we purchased property and equipment totaling approximately $5.7 million, $4.2 million and $0.8 million in fiscal 1999, 2000 and 2001, respectively. This property consisted primarily of computer hardware and software for our growing employee base in fiscal 1999 and 2000 and general upgrade requirements in fiscal 2001, as well as approximately $1.3 million for furniture, fixtures and improvements related to our new facility in 1999. We expect that our capital expenditures will increase in the next fiscal year as compared to fiscal 2001 as a result of specific capital projects anticipated to upgrade certain front and back office systems.

   In November 1998, we acquired 93% of the outstanding stock of EveryWare Development Inc. and acquired the remaining outstanding shares in December 1998. We financed the acquisition by using available funds of approximately $11.8 million during the quarter ended December 31, 1998. In July 2000, we discontinued the operations of the Tango product line acquired in our purchase of EveryWare Development Inc., and in June 2001, we completed the sale of the Tango technology.

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

   In October 1999, we purchased an additional 19.5% ownership interest in our majority owned subsidiary, Pervasive Software Co., Ltd. (formerly known as Btrieve Technologies Japan, Ltd.), by purchasing stock held by a minority shareholder for $750,000 in cash. The October 1999 acquisition was accounted for under the purchase method, and, accordingly, the excess of purchase price over fair market value of net assets acquired of $160,000 was recorded as goodwill and will be amortized over a 10 year period. After the acquisition, we hold 100% of the outstanding stock of Pervasive Software Co., Ltd.

   In March 1999, we completed a secondary offering in which we sold 1,894,500 shares of common stock for net proceeds of $30 million, after deducting the underwriter's discount and expenses of the offering.

   We have a stock repurchase plan in place whereby we may repurchase shares of our common stock up to a total of $5.0 million through July 21, 2002. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

   On June 30, 2001, we had $23.6 million in working capital including $27.1 million in cash and cash equivalents and marketable securities.

Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which defers for one year the effective date of Statement 133. Statement 133 is now effective for all fiscal quarters of all fiscal years beginning in our fiscal year 2001. The adoption of Statement 133 did not have a material effect on our results of operations or financial position because of our minimal use of derivatives.

   In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 became effective for us beginning in the fourth quarter of the year ended June 30, 2001. The adoption of SAB No. 101 did not have a material effect on our results of operations or financial position.

   In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after

December 15, 2001. Early adoption is permitted in certain circumstances. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

   We are required to adopt the new rules on accounting for goodwill and other intangible assets no later than the first quarter of fiscal 2003. We have not yet determined whether we will early adopt the new rules beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of Statement 142 is expected to result in a decrease in operating expenses of approximately $104,000 per year. During the year of adoption we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1 of such fiscal year. We are still evaluating the impact of adoption to determine the impairment charge, if any, that will be recorded during the first quarter of the fiscal year of adoption.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Germany, France, England and Belgium and conduct transactions in the local currency of each location. In fiscal 1999 the U.S. dollar weakened against the Japanese yen. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 1999, the result would have been a decrease in revenue and operating income of approximately $1.2 million and $85,000, respectively. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2000, the result would have been a decrease in revenue and operating income from continuing operations of approximately $1.0 million and $20,000, respectively. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2001, the result would have been an increase in revenue and operating loss of approximately $0.6 million and $30,000, respectively. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2001, the result would have been an increase in operating loss of approximately $320,000. The impact of fluctuations in the relative value of all other currencies for fiscal 1999, 2000 and 2001 was not material.

   We monitor our foreign currency exposure and, from time to time, will attempt to reduce exposure through hedging. Gains and losses on foreign currency hedging were not material to the consolidated financial statements for fiscal years ended June 30, 1999, 2000 and 2001.

   We are subject to interest rate risk on our cash and marketable securities investments; however, this risk is limited as our investment policy requires us to invest in short-term securities and maintain an average maturity of one year or less.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants' Annual Meeting of Stockholders to be held on November 1, 2001. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended June 30, 2001. For information regarding executive officers of the Company, see the Information appearing under the caption "Executive Officers of the Registrant" in Part I, Item 4a of this Report on Form 10-K.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements

   The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

Index to Consolidated Financial Statements

Report of Independent Auditors............................................  F-2
Consolidated Balance Sheets at June 30, 2000 and 2001.....................  F-3
Consolidated Statements of Operations for each of the three years in the period ended
 June 30, 2001............................................................  F-4
Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended June 30, 2001............................  F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended
 June 30, 2001............................................................  F-6
Notes to the Consolidated Financial Statements............................  F-7

   (a)(2) Financial Statement Schedules

   Schedule II--Valuation and Qualifying Accounts is filed on page S-1 of this Report on Form 10-K.

   All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

   (a)(3) Exhibits

 3.1*    Restated Certificate of Incorporation
 3.2*    Bylaws of the Company
 4.1*    Reference is made to Exhibits 3.1, 3.2 and 4.3
 4.2*    Specimen Common Stock certificate
 4.3*    Investors' Rights Agreement dated April 19, 1995, between the Company and the investors named therein
 10.1*   Form of Indemnification Agreement
 10.2*   1997 Stock Incentive Plan
 10.3*   Employee Stock Purchase Plan
 10.4*   First Amended and Restated 1994 Incentive Plan
 10.10** Lease agreement dated April 2, 1998, between the Company and
         CarrAmerica Realty, L.P. T/A Riata Corporate Park
 21.1    Subsidiaries of the registrant
 23.1    Consent of Independent Auditors

--------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).
** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-230431).

   (b) Reports filed on Form 8-K

   On June 26, 2001, the Company filed a Current Report on Form 8-K dated June 26, 2001, which included information under Item 5 (Other Events).

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

                                          Pervasive Software Inc.
                                          (Registrant)

                                                   /s/ Ron R. Harris
                                          By: _________________________________
                                                       Ron R. Harris
                                               President and Chief Executive
                                                          Officer

                                          September 28, 2001
                                          -------------------------------------
                                          Date

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Ron R. Harris              President and Chief        September 28, 2001
______________________________________   Executive Officer
            Ron R. Harris               (Principal Executive
                                        Officer)

         /s/ John E. Farr              Chief Financial Officer    September 28, 2001
______________________________________  (Principal Financial and
             John E. Farr               Accounting Officer)

      /s/ Nancy R. Woodward            Director and Chairman of   September 28, 2001
______________________________________  the Board
          Nancy R. Woodward

       /s/ David A. Boucher            Director                   September 28, 2001
______________________________________
           David A. Boucher

      /s/ David R. Bradford            Director                   September 28, 2001
______________________________________
          David R. Bradford

    /s/ Shelby H. Carter, Jr.          Director                   September 28, 2001
______________________________________
        Shelby H. Carter, Jr.

      /s/ James R. Offerdahl           Director                   September 28, 2001
______________________________________
          James R. Offerdahl

                                  SCHEDULE II

                            PERVASIVE SOFTWARE INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                    Additions  Deductions/
                         Balance at Charged to Write-offs              Balance
                         Beginning  Costs and  Charged to    Other     at End
      Description        of Period   Expenses   Allowance  Additions* of Period
      -----------        ---------- ---------- ----------- ---------- ---------
Allowance for Doubtful
 Accounts:
Year ended June 30,
 1999...................  $   300     $   50      $ 78       $  257    $   529
Year ended June 30,
 2000...................      529        405       589           --        345
Year ended June 30,
 2001...................      345         96        41           --        400

Valuation Allowance for
 Deferred Tax Asset:
Year ended June 30,
 1999...................  $ 1,236     $   --      $816       $4,322    $ 4,742
Year ended June 30,
 2000...................    4,742      9,578        --           --     14,320
Year ended June 30,
 2001...................   14,320      1,685        --           --     16,005

--------
* Additions allocated as part of the purchase accounting treatment of the acquisition of EveryWare Development Inc

                            PERVASIVE SOFTWARE INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Auditors............................................  F-2
Consolidated Balance Sheets at June 30, 2000 and 2001.....................  F-3
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2001...............................................  F-4
Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended June 30, 2001............................  F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2001...............................................  F-6
Notes to Consolidated Financial Statements................................  F-7

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Pervasive Software Inc.

   We have audited the accompanying consolidated balance sheets of Pervasive Software Inc. and Subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pervasive Software Inc. and Subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/ Ernst & Young LLP

Austin, Texas
July 12, 2001

                            PERVASIVE SOFTWARE INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                June 30,
                                                            ------------------
                                                              2000      2001
                                                            --------  --------
                                                             (in thousands,
                                                                 except
                                                               share data)
ASSETS
Current assets:
  Cash and cash equivalents, including interest bearing
   investments of $10,999 in
   2000 and $19,303 in 2001................................ $ 12,822  $ 20,593
  Marketable securities....................................   13,322     6,510
  Trade accounts receivable, net of allowance for doubtful
   accounts of $345 in 2000 and $400 in 2001...............    6,350     5,356
  Prepaid expenses and other current assets................    4,475     1,895
                                                            --------  --------
Total current assets.......................................   36,969    34,354
Property and equipment, net................................    7,244     4,755
Intangible assets:
  Excess of cost over fair value of net assets acquired....    1,133     1,133
  Accumulated amortization.................................     (172)     (280)
                                                            --------  --------
Total intangible assets....................................      961       853
Other assets...............................................    2,074       506
                                                            --------  --------
Total assets............................................... $ 47,248  $ 40,468
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable................................... $  1,382  $    500
  Accrued payroll and payroll related costs................    1,793     1,583
  Other accrued expenses...................................    3,658     5,263
  Deferred revenue.........................................    1,531     1,530
  Income taxes payable.....................................       --       280
  Liabilities of discontinued operations...................    6,240     1,633
                                                            --------  --------
Total current liabilities..................................   14,604    10,789
                                                            --------  --------
Stockholders' equity:
  Common stock, $0.001 par value; Authorized--75,000,000
   shares; issued and outstanding--15,805,531 shares in
   2000 and 15,927,041 shares in 2001......................   59,950    60,148
  Accumulated other comprehensive loss.....................     (284)     (991)
  Retained deficit.........................................  (27,022)  (29,478)
                                                            --------  --------
Total stockholders' equity.................................   32,644    29,679
                                                            --------  --------
Total liabilities and stockholders' equity................. $ 47,248  $ 40,468
                                                            ========  ========

                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year ended June 30,
                                     -----------------------------------------
                                         1999          2000           2001
                                     ------------  -------------  ------------
                                      (in thousands, except per share data)
Revenues............................ $     58,038  $      52,078  $     42,158
Costs and expenses:
  Cost of revenues and technical
   support..........................        8,027          8,890         9,660
  Sales and marketing...............       18,154         19,402        18,357
  Research and development..........       13,063         13,720        10,545
  General and administrative........        4,798          5,755         6,025
  Business restructuring charge.....           --             --         2,472
                                     ------------  -------------  ------------
Total costs and expenses............       44,042         47,767        47,059
                                     ------------  -------------  ------------
Operating income (loss) from
 continuing operations..............       13,996          4,311        (4,901)
  Interest and other income.........          825          1,602         1,253
                                     ------------  -------------  ------------
Income (loss) before income taxes
 and minority interest..............       14,821          5,913        (3,648)
  Income tax provision..............       (4,452)        (1,774)         (500)
  Minority interest in earnings of
   subsidiary, net of income taxes..          (36)           (19)           --
                                     ------------  -------------  ------------
Income (loss) from continuing
 operations.........................       10,333          4,120        (4,148)
                                     ------------  -------------  ------------
Discontinued operations:
  Charge for purchased research and
   development......................       (1,800)            --            --
  Loss from operations..............       (6,986)       (17,146)           --
  Income tax benefit................        2,031          1,094            --
  Gain (loss) on disposal...........           --        (16,963)        1,692
                                     ------------  -------------  ------------
Gain (loss) from discontinued
 operations.........................       (6,755)       (33,015)        1,692
                                     ------------  -------------  ------------
Net income (loss)................... $      3,578  $     (28,895) $     (2,456)
                                     ============  =============  ============
Basic earnings (loss) per share:
  Income (loss) from continuing
   operations....................... $       0.74  $        0.26  $      (0.26)
  Gain (loss) from discontinued
   operations.......................        (0.48)         (2.11)         0.11
                                     ------------  -------------  ------------
  Net income (loss)................. $       0.26  $       (1.85) $      (0.16)
                                     ============  =============  ============
Diluted earnings (loss) per share:
  Income (loss) from continuing
   operations....................... $       0.65  $        0.23  $      (0.26)
  Gain (loss) from discontinued
   operations.......................        (0.42)         (1.87)         0.11
                                     ------------  -------------  ------------
  Net income (loss)................. $       0.22  $       (1.64) $      (0.16)
                                     ============  =============  ============


                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                              Stockholders' Equity
                                  -----------------------------------------------
                                            Accumulated
                                               Other     Retained       Total
                                  Common   Comprehensive Earnings   Stockholders'
                                   Stock       Loss      (Deficit)     Equity
                                  -------  ------------- ---------  -------------
                                        (in thousands, except share data)
Balances at June 30, 1998.......  $26,270     $ (586)    $ (1,705)    $ 23,979
  Issuance of 1,894,500 shares
   of common stock, net of
   issuance costs of $742.......   29,977         --           --       29,977
  Issuance of 33,251 shares of
   common stock in purchase of
   business.....................      326         --           --          326
  Value assigned to replacement
   options issued in purchase of
   a business...................      269         --           --          269
  Acquisition of 31,662 treasury
   shares, cumulative treasury
   shares of 105,674 and cost of
   $21 at June 30, 1999.........      (11)        --           --          (11)
  Issuance of 191,625 shares of
   common stock pursuant to the
   exercise of stock options....      551         --           --          551
  Issuance of 59,956 shares of
   common stock pursuant to the
   employee stock purchase
   plan.........................      487         --           --          487
  Foreign currency translation
   adjustment...................       --        (70)          --          (70)
  Net income....................       --         --        3,578        3,578
                                                                      --------
   Total comprehensive income...                                         3,508
                                  -------     ------     --------     --------
Balances at June 30, 1999.......   57,869       (656)       1,873       59,086
  Issuance of 14,251 shares of
   common stock in purchase of
   business.....................      167         --           --          167
  Acquisition of 58,062 treasury
   shares, cumulative treasury
   shares of 163,736 and cost of
   $51 at June 30, 2000.........      (30)        --           --          (30)
  Issuance of 236,600 shares of
   common stock pursuant to the
   exercise of stock options....    1,187         --           --        1,187
  Issuance of 112,004 shares of
   common stock pursuant to the
   employee stock purchase
   plan.........................      757         --           --          757
  Foreign currency translation
   adjustment...................       --        372           --          372
  Net loss......................       --         --      (28,895)     (28,895)
                                                                      --------
   Total comprehensive loss.....                                       (28,523)
                                  -------     ------     --------     --------
Balances at June 30, 2000.......   59,950       (284)     (27,022)      32,644
  Acquisition of 3,925 treasury
   shares, cumulative treasury
   shares of 167,661 and cost of
   $55 at June 30, 2001.........       (4)        --           --           (4)
  Issuance of 22,838 shares of
   common stock pursuant to the
   exercise of stock options....       22         --           --           22
  Issuance of 96,274 shares of
   common stock pursuant to the
   employee stock purchase
   plan.........................      180         --           --          180
  Foreign currency translation
   adjustment...................       --       (707)          --         (707)
  Net loss......................       --         --       (2,456)      (2,456)
                                                                      --------
   Total comprehensive loss.....                                        (3,163)
                                  -------     ------     --------     --------
Balances at June 30, 2001.......  $60,148     $ (991)    $(29,478)    $ 29,679
                                  =======     ======     ========     ========

                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year ended June 30,
                                                    ---------------------------
                                                      1999     2000      2001
                                                    --------  -------  --------
                                                         (in thousands)
Cash from continuing operations
  Income (loss) from continuing operations........  $ 10,333  $ 4,120  $ (4,148)
  Adjustments to reconcile net income to net cash
   provided by continuing operations:
   Depreciation and amortization..................     2,323    3,126     3,305
   Business restructuring charge..................        --       --     2,234
   Non cash compensation expense pursuant to
    employee stock purchase plan..................       732      637        76
   Deferred income tax provision (benefit)........      (856)     270        --
   Other non cash items...........................       253      130        (1)
   Change in current assets and liabilities:
     Decrease (increase) in current assets........    (5,112)     522     3,035
     Increase (decrease) in accounts payable &
      accrued liabilities.........................       877   (3,745)      639
     Increase (decrease) in deferred revenue......       425     (633)        3
                                                    --------  -------  --------
Net cash provided by continuing operations........     8,975    4,427     5,143
Cash from discontinued operations
   Gain (loss) from discontinued operations.......    (6,755) (33,015)    1,692
   Depreciation and amortization..................       835    1,443        --
   Charge for purchased research and development..     1,800       --        --
   Write-down of assets and liabilities of
    discontinued operations.......................      (386)  10,723        --
   Income tax benefit.............................     2,031    1,094        --
   Net change in assets and liabilities of
    discontinued operations.......................        --     (162)      (29)
   Accrued liabilities of discontinued
    operations....................................        --    6,240    (4,607)
                                                    --------  -------  --------
Net cash used in discontinued operations..........    (2,475) (13,677)   (2,944)
Cash from investing activities
  Purchase of property and equipment..............    (5,742)  (4,209)     (799)
  Purchase of marketable securities...............   (26,273)  (1,540)  (15,313)
  Proceeds from sale of marketable securities.....     9,438    9,995    22,125
  Purchase of business, net of cash acquired......   (11,867)    (750)       --
  (Increase) decrease in other assets.............        20   (1,079)     (328)
                                                    --------  -------  --------
Net cash provided by (used in) investing
 activities.......................................   (34,424)   2,417     5,685
Cash from financing activities
  Proceeds from issuance of stock, net of issuance
   costs..........................................    30,350       --        --
  Purchase of treasury stock......................       (11)     (30)       (4)
  Payment of royalty to Novell....................      (158)      --        --
  Proceeds from exercise of stock options and
   employee stock purchase plan...................       551    1,187       202
                                                    --------  -------  --------
Net cash provided by financing activities.........    30,732    1,157       198
Effect of exchange rate changes on cash and cash
 equivalents......................................      (269)     372      (311)
                                                    --------  -------  --------
Increase (decrease) in cash and cash equivalents..     2,539   (5,304)    7,771
Cash and cash equivalents at beginning of year....    15,587   18,126    12,822
                                                    --------  -------  --------
Cash and cash equivalents at end of year..........  $ 18,126  $12,822  $ 20,593
                                                    ========  =======  ========

                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

1. The Company

   Pervasive Software Inc. (the "Company"), is a leading worldwide provider of data management solutions and services which dramatically simplify the development, deployment and management of business applications for Small and Medium Enterprises ("SME"). Pervasive.SQL, the primary product, combines the high performance associated with enterprise-class databases with low maintenance features, and is ideally suited for Web and client/server applications deployed on a wide variety of operating systems and devices. The Company develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas and through international offices in Brussels, Frankfurt, Paris and London. In July 2000, the Company announced its intention to sell its Tango product line and in June 2001, completed the sale of the Tango technology. Accordingly, the Tango product line is accounted for as a discontinued operation (see Note 8). The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

 Software Development Costs

   Software development costs incurred by the Company in connection with its long-term development projects are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The Company has not capitalized any internal costs through June 30, 2001 related to its software development activities.

 Advertising Costs

   The Company expenses costs of producing advertising and sales related collateral materials as incurred. Other production costs associated with direct mail programs, placement costs associated with magazine or other printed media and all direct costs associated with trade shows and other sales related events are expensed when the related direct mail is sent, advertising space is used or the event is held. These expenses for continuing and discontinued operations combined in 1999, 2000 and 2001 were approximately $3.0 million, $6.4 million and $1.7 million, respectively.

                            PERVASIVE SOFTWARE INC.

 Income Taxes

   Under the asset and liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

   Substantially all of the Company's marketable securities mature on or before June 30, 2002. All are stated at cost, which approximates fair market value as of June 30, 2000 and 2001, and consist of the following (in thousands):

                                                                    June 30,
                                                                 --------------
                                                                  2000    2001
                                                                 ------- ------
   Marketable securities
     U.S. Government agencies................................... $ 7,390 $5,338
     Treasury Notes.............................................   3,926     --
     Commercial Paper...........................................      --    997
     Medium Term Notes..........................................   1,005     --
     Certificates of Deposit....................................   1,001    175
                                                                 ------- ------
       Total.................................................... $13,322 $6,510
                                                                 ======= ======

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

   The Company periodically reviews the carrying amounts of property and equipment, identifiable intangible assets and excess of cost over fair value of net assets acquired, which has been purchased in the normal course of business or acquired through acquisition to determine whether current events or circumstances, as defined in

                            PERVASIVE SOFTWARE INC.

Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition, less the future cash outflows expected to be necessary to obtain those inflows. Other than the write-down of the long-lived assets related to the Tango product line in the year ended June 30, 2000, no impairment loss has been identified. Management reviews the valuation and amortization periods of excess of cost over fair value of net assets acquired on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of excess of cost over fair value of net assets acquired.

 Foreign Currency Transactions

   For the Company's foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in aggregate as a component of stockholders' equity. Gains and losses from foreign currency denominated transactions are included in other income and were not significant in 1999, 2000 or 2001.

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

   For the year ended June 30, 1999, one distributor accounted for $7.2 million, or 12% of the Company's total revenues. No other customers accounted for more than 10% of the Company's revenues during the years ended June 30, 1999, 2000 or 2001.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Stock-Based Compensation

   The Company has adopted the provisions of Financial Accounting Standards Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). As allowed by Statement 123, the Company has elected to

                            PERVASIVE SOFTWARE INC.

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

 Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("Statement 137"), which defers for one year the effective date of Statement
133. Statement 133 is now effective for all fiscal quarters of all fiscal years beginning in fiscal year 2001. The adoption of Statement 133 did not have a significant effect on the results of operations or financial position because of the Company's minimal use of derivatives.

   In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 was effective for the Company beginning in the fourth quarter of the year ended June 30, 2001. The adoption of SAB No. 101 did not have a material impact on the financial statements of the Company.

   In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Early adoption is permitted in certain circumstances. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

   The Company is required to adopt the new rules on accounting for goodwill and other intangible assets no later than the first quarter of fiscal 2003. The Company has not yet determined whether it will early adopt the new rules beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of Statement 142 is expected to result in a decrease in operating expenses of approximately $104,000 per year. During the year of adoption, the Company will perform the first of the required impairment tests of goodwill and indefinite

                            PERVASIVE SOFTWARE INC.

lived intangible assets as of July 1 of such fiscal year. The Company is still evaluating the impact of adoption to determine the impairment charge, if any, that will be recorded during the first quarter of the fiscal year of adoption.

3. Property and Equipment

   Property and equipment consists of the following (in thousands):

                                                                 June 30,
                                                             ------------------
                                                               2000      2001
                                                             --------  --------
   Computer equipment and purchased software................ $ 11,357  $ 11,983
   Office equipment, furniture and fixtures.................    4,484     3,547
   Leasehold improvements...................................    1,432     1,472
                                                             --------  --------
                                                               17,273    17,002
   Less accumulated depreciation and amortization...........  (10,029)  (12,247)
                                                             --------  --------
                                                               $7,244  $  4,755
                                                             ========  ========

4. Income Taxes

   The components of income (loss) from continuing operations before income taxes and minority interest consist of the following (in thousands):

                                                        Year ended June 30,
                                                       ----------------------
                                                        1999    2000   2001
                                                       ------- ------ -------
   Domestic income (loss)............................. $13,671 $5,242 $(3,721)
   Foreign income (loss)..............................   1,150    671      73
                                                       ------- ------ -------
   Income (loss) from continuing operations before
    taxes and minority interest....................... $14,821 $5,913 $(3,648)
                                                       ======= ====== =======

   As of June 30, 2001, the Company had federal net operating loss carryforwards of approximately $18.1 million, a research and development credit carryforward of approximately $456,000 and a foreign tax credit carryforward of approximately $1.8 million. These carryforwards will begin to expire in 2020, 2013, and 2003, respectively, if not utilized.

   Significant components of expense (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

                                                          Year ended June 30,
                                                         ------------------------
                                                          1999     2000    2001
                                                         -------  -------  ------
   Income tax provision:
     Current:
       Federal.......................................... $ 4,039  $ 1,027  $  --
       Foreign..........................................   1,125      396    500
       State............................................     144       81     --
                                                         -------  -------  -----
     Total current......................................   5,308    1,504    500
                                                         -------  -------  -----
     Deferred:
       Federal..........................................    (731)     405     --
       Foreign..........................................    (125)    (135)    --
                                                         -------  -------  -----
     Total deferred.....................................    (856)     270     --
                                                         -------  -------  -----
                                                         $ 4,452  $ 1,774  $ 500
                                                         =======  =======  =====

                            PERVASIVE SOFTWARE INC.

   The Company's provision for income taxes for the year ended June 30, 2001 consists primarily of withholdings on income generated in foreign countries. The Company's provision for income taxes differs from the expected provision amount computed by applying the statutory federal income tax rate of 34% to income from continuing operations before income taxes and minority interest for 1999, 2000 and 2001 as a result of the following (in thousands):

                                                        Year ended June 30,
                                                       -----------------------
                                                        1999    2000    2001
                                                       ------  ------  -------
   Computed at statutory rate of 34%.................  $5,040  $2,010  $(1,240)
   Effect of foreign operations......................     441       7       27
   State income taxes, net of federal benefit........      94      53       --
   Tax exempt interest...............................     (91)     --       --
   Research tax credit...............................     (72)   (111)    (150)
   Future benefits not currently recognized..........    (816)     --    1,685
   Foreign Sales Corporation benefit.................      --    (258)      --
   Non-deductible charges and amortization related to
    acquisitions.....................................      34      73       60
   Other.............................................    (178)     --      118
                                                       ------  ------  -------
                                                       $4,452  $1,774  $   500
                                                       ======  ======  =======

   The components of deferred income taxes at June 30, 2000 and 2001 are as follows (in thousands):

                                                               June 30,
                                                           ------------------
                                                             2000      2001
                                                           --------  --------
   Deferred tax assets:
     Purchased technology, net............................ $  3,792  $    492
     Domestic net operating loss carryforwards............      935     6,140
     Domestic tax credit carryforwards....................    1,585     2,236
     Canadian net operating loss carryforwards............    3,814     3,897
     Canadian capitalized research and development
      carryforwards.......................................      595       595
     Accrued expenses not deductible for tax purposes.....    3,283     2,627
     Revenue deferred for financial purposes..............      273        --
     Other ...............................................       43        18
                                                           --------  --------
   Total deferred tax assets..............................   14,320    16,005
   Valuation allowance for deferred tax assets............  (14,320)  (16,005)
                                                           --------  --------
   Net deferred tax assets................................ $     --  $     --
                                                           ========  ========

   At June 30, 2001, the Company's Canadian subsidiary, EveryWare, had Canadian Federal and Provincial net operating loss carryforwards ("NOL") of approximately $9.0 million and capitalized research and development cost carryforwards of approximately $1.4 million. Unless utilized, the NOLs will expire entirely by fiscal 2006. The capitalized research and development cost may be carried forward without limitation.

   The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. The valuation allowance increased by approximately $1.7 million due to operations during the year ended June 30, 2001.

5. Employee Benefits

   The Company's employees are offered health coverage under a partially self-funded plan in which the Company purchases specific stop-loss insurance coverage at $50,000 per year, per employee. The Company has

                            PERVASIVE SOFTWARE INC.

also purchased an aggregate stop-loss insurance coverage to limit its maximum annual exposure to claims funded. Based on the policy census at June 30, 2001, such maximum annual exposure for the policy year ending December 31, 2001 is approximately $1.1 million. The Company pays a fixed fee per covered individual for administrative costs of the administrator and the cost of the stop-loss insurance purchased on the Company's behalf. The Company contributes 100% toward the cost to insure each employee and 75% toward the cost to insure dependents for which coverage is requested by the employee. Expenses for the partially self-funded plan including premiums and claims funded for the years ended June 30, 1999, 2000 and 2001 were approximately $902,000, $1,244,000, and $978,000 respectively.

   The Company has a 401(k) retirement plan which is available to all domestic, full-time employees. The Company's expenses related to the plan were not significant in the years ended June 30, 1999, 2000 or 2001.

6. Common Stock and Stock Options

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

                            PERVASIVE SOFTWARE INC.

   The vesting period for stock options is generally a four-year period. Options granted prior to July 1, 1997 are exercisable by the holder prior to vesting, however, unvested shares are subject to repurchase by the Company at the exercise price should the employee be terminated or leave the Company prior to vesting in such options.

   A summary of changes in common stock options during the year ended June 30, 1999, 2000 and 2001 is as follows:

                                                          Range of     Weighted
                                                          Exercise      Average
                                               Shares      Prices    Exercise Price
                                             ----------  ----------- --------------
   Options outstanding, June
    30, 1998................................  2,558,799  $0.10-13.88     $ 1.68
     Granted................................  1,572,604  $2.87-24.88     $13.51
     Exercised..............................   (191,625) $0.10-13.88     $ 2.85
     Surrendered............................   (336,750) $0.13-16.75     $ 8.31
                                             ----------
   Options outstanding, June
    30, 1999................................  3,603,028  $0.10-24.88     $ 7.03
     Granted................................  2,056,475  $6.88-20.06     $ 9.09
     Exercised..............................   (236,600) $0.10-13.88     $ 5.21
     Surrendered............................ (1,252,244) $0.13-24.88     $11.98
                                             ----------
   Options outstanding, June
    30, 2000................................  4,170,659  $0.10-24.88     $ 6.66
     Granted................................  2,887,500  $1.06- 3.09     $ 2.11
     Exercised..............................    (22,838) $0.10- 0.90     $ 0.25
     Surrendered............................ (1,691,889) $0.10-24.88     $ 8.04
                                             ----------
   Options outstanding, June
    30, 2001................................  5,343,432  $0.10-24.88     $ 3.79
                                             ==========

   The following is additional information relating to options outstanding at June 30, 2001:

                             Options Outstanding         Options Exercisable
                     ----------------------------------- ---------------------
                               Weighted-Average Weighted             Weighted
                                  Remaining     Average               Average
       Range of      Number of Contractual Life Exercise Number of   Exercise
    Exercise Price    Options     of Options     Price    Options      Price
    --------------   --------- ---------------- -------- ----------- ---------
   $ 0.10 to $ 0.90  1,354,240       3.81        $ 0.11    1,354,240  $   0.11
   $ 1.06 to $ 2.00  1,504,700       9.69        $ 1.25       13,950  $   2.00
   $ 2.31 to $ 5.58  1,003,053       8.93        $ 3.11       31,314  $   3.69
   $ 6.00 to $ 9.88    963,273       8.25        $ 8.05      311,504  $   8.13
   $10.00 to $13.88    286,841       7.81        $11.78      114,849  $  11.90
   $14.75 to $24.88    231,325       7.82        $17.19      112,256  $  17.06
                     ---------                           -----------
   $ 0.10 to $24.88  5,343,432       7.62        $ 3.79    1,938,113  $   3.15
                     =========                           ===========

   For the options exercised, all related shares are vested at June 30, 2001 and are no longer subject to repurchase by the Company. At June 30, 2001, 5,648,033 shares of common stock were reserved for exercise of stock options. As part of the Company's 1997 Plan, the number of shares of common stock available for issuance automatically increased on July 1 each calendar year beginning July 1, 1998 and ending July 1, 2000 by an amount equal to five percent (5%) of the shares of common stock and common stock equivalents outstanding on the trading day immediately preceding July 1, with a maximum annual increase of 1,000,000 shares. The 1997 Plan was amended in November 2000 to extend the automatic annual increase to July 1 each calendar year beginning July 1, 2001 and ending July 1, 2003, by an amount equal to five percent (5%) of the shares of common stock outstanding on the trading day immediately preceding July 1, with a maximum annual increase of 1,000,000 shares.

                            PERVASIVE SOFTWARE INC.

   Pro forma compensation expense regarding net income and earnings per share is required by Statement 123, which also requires the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995, under the fair value method prescribed by Statement 123. During fiscal 1999, 2000 and 2001, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:


                                                                  Employee
                                                                    Stock
                                             Employee Stock       Purchase
                                                 Options            Plan
                                            -------------------  ------------
                                            1999   2000   2001   2000   2001
                                            -----  -----  -----  -----  -----
   Risk free interest rate.................  5.12%  6.22%  5.08%  6.12%  5.13%
   Dividend yield..........................  0.00%  0.00%  0.00%  0.00%  0.00%
   Volatility factor....................... 0.945  1.414  1.518  1.414  1.518
   Weighted average expected life of
    options (in years).....................     4      4      4    0.5    0.5

   For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options' vesting periods and stock purchased under the 1997 Employee Stock Purchase Plan is amortized over the six month purchase period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                       1999    2000     2001
                                                      ------ --------  -------
   Pro forma stock based compensation expense........ $3,220 $  3,362  $ 2,872
   Pro forma net income (loss)....................... $  358 $(32,257) $(5,328)
   Pro forma basic earnings (loss) per share......... $ 0.03 $  (2.06) $ (0.34)
   Pro forma diluted earnings (loss) per share....... $ 0.02 $  (1.83) $ (0.34)
   Weighted average grant date fair value............ $ 9.43 $   7.83  $  1.86

7. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                        Year Ended June 30,
                                                       ----------------------
                                                        1999    2000   2001
                                                       ------- ------ -------
   Numerator:
     Income (loss) from continuing operations......... $10,333 $4,120 $(4,148)
                                                       ======= ====== =======
   Denominator:
     Denominator for basic earnings per share--
      weighted average shares.........................  13,960 15,648  15,830
     Effect of dilutive securities:
       Employee stock options.........................   2,038  1,974      --
                                                       ------- ------ -------
       Potentially dilutive common shares.............   2,038  1,974      --
     Denominator for diluted earnings per share--
      adjusted weighted average shares and assumed
      conversions.....................................  15,998 17,622  15,830
                                                       ======= ====== =======
   Basic earnings (loss) per share from continuing
    operations........................................ $  0.74 $ 0.26 $ (0.26)
                                                       ======= ====== =======
   Diluted earnings (loss) per share from continuing
    operations........................................ $  0.65 $ 0.23 $ (0.26)
                                                       ======= ====== =======

   At June 30, 1999 and 2000, approximately 142,000 and 699,000 shares, respectively, were not included in the diluted earnings per share calculation since the shares are antidilutive. At June 30, 2001, all outstanding stock

                            PERVASIVE SOFTWARE INC.

options and other potentially dilutive shares (approximately 5,343,000) were not included in the diluted earnings per share calculation since the shares are antidilutive due to the Company's net loss.

8. Business Combinations and Divestitures

 Investment in Pervasive Software Co., Ltd.

   In October 1999, the Company acquired an additional 19.5% ownership interest in Pervasive Software Co. Ltd. ("Pervasive Japan") by purchasing stock held by a minority shareholder for $750,000 in cash. The acquisition was also accounted for under the purchase method and, accordingly, the excess of purchase price over the fair market value of net assets acquired of $160,000 was recorded as goodwill and will be amortized over a ten year period. After the acquisition, the Company holds 100% of the outstanding stock of Pervasive Japan.

   In July 2001, the Company and Pervasive Japan formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support the Company's products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH receives a discount on the purchase of Pervasive products in Japan, in exchange for assuming responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese.

 Smithware, Inc.

   On February 13, 1998, the Company acquired Smithware, Inc. ("Smithware") a developer of database development and reporting components for Pervasive products. The Company acquired Smithware for approximately $390,000 consisting of $170,000 in cash, 23,752 shares of common stock of the Company valued at $160,000 and acquisition costs of $60,000, plus up to an additional $80,000 of cash and 47,502 shares of stock payable upon achievement of certain milestones in the future. The Company issued 33,251 shares of common stock valued at $326,000 and 14,251 shares of common stock valued at $167,000 relating to milestones achieved in fiscal 1999 and 2000 respectively. In conjunction with the acquisition, the Company repaid Smithware's outstanding debts of approximately $110,000. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of Smithware have been included in the consolidated financial statements from the date of the acquisition. The acquisition did not have a material effect on operations. The excess of purchase price over the fair value of the net assets of $951,000, (including increases related to milestone achievements in 1999 and 2000), was recorded as goodwill and is being amortized over a ten year period. As of June 30, 2001, accumulated amortization of goodwill related to the Smithware acquisition was approximately $276,000.

 EveryWare Development Inc.

   In November and December 1998, Pervasive acquired for cash 93% and 7%, respectively, of the outstanding common shares of EveryWare Development Inc. ("EveryWare"). The total value of the acquisition, including assumption of outstanding options and transaction costs, was approximately $11.8 million.

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

                            PERVASIVE SOFTWARE INC.

termination benefits of $0.7 million related to Tango employees and estimated operating costs for Tango in fiscal 2001 of $5.9 million.


   In June 2001, the Company completed the sale of the Tango technology. The gain on disposal in fiscal 2001 consists of the proceeds from the sale of the Tango technology and a reduction in the estimated future liabilities of the discontinued Tango operations.

9. Commitments and Contingencies

   The Company leases its headquarters and remote office space and, in some cases, is obligated for its proportionate share of utilities and other defined operating expenses of the related building. Office rent expense for our domestic and international offices for the year ended June 30, 1999, 2000 and 2001, was approximately $2,359,000, $3,215,000, and $2,935,000 respectively, net of approximately $462,000 of sublease income for the year ended June 30, 2001.

   Future minimum lease payments at June 30, 2001, under the operating leases for worldwide office space are as follows (in thousands):

     2002............................................................... $ 1,877
     2003...............................................................   1,841
     2004...............................................................   1,812
     2005...............................................................   1,888
     2006...............................................................   1,967
     Thereafter.........................................................   4,192
                                                                         -------
                                                                         $13,577
                                                                         =======

   The Company has entered into certain sublease arrangements. Future offsets to minimum lease payments as a result of these subleases at June 30, 2001 are as follows (in thousands):

     2002................................................................ $  499
     2003................................................................    219
     2004................................................................    219
     2005................................................................    226
     2006................................................................    163
     Thereafter..........................................................    176
                                                                          ------
                                                                          $1,502
                                                                          ======

10. General Litigation

   The Company is also involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position and results of operations.

11. Business Restructuring Charge

   The Company incurred a non-recurring charge of approximately $2.5 million related to business restructuring for the year ended June 30, 2001. The business restructuring charge in fiscal 2001 consists of charges related to a reduction in workforce in June 2001 and related charges for idle leased facilities and certain

                            PERVASIVE SOFTWARE INC.

intangible assets. The reduction in workforce consisted of approximately 40 employees, resulting in approximately $600,000 in severance and other employee termination benefits. At June 30, 2001, the Company had remaining cash outlays of approximately $600,000 related to restructuring charges.

12. Segments of Business and Geographic Area Information

   The Company is engaged in the design, development and marketing of database and information management software for Web-based and client/server applications. The Company considers its business activities to constitute a single segment of business.

   A summary of the Company's operations by geographic area follows (in thousands):

                                                       Year ended June 30,
                                                     ------------------------
                                                      1999    2000     2001
                                                     ------- -------  -------
   Revenue:
     North America.................................. $32,809 $26,515  $23,320
     Europe (all originating from U.S.).............  15,883  15,644   11,258
     Japan..........................................   7,890   8,679    6,861
     Rest of World (all originating from U.S.)......   1,456   1,240      719
                                                     ------- -------  -------
     Total.......................................... $58,038 $52,078  $42,158
                                                     ======= =======  =======
   Operating income (loss)(A):
     North America.................................. $ 4,814 $(1,987) $(9,514)
     Europe (inclusive of revenue originating from
      U.S.).........................................   8,383   6,666    4,747
     Japan..........................................     799    (368)    (134)
                                                     ------- -------  -------
     Total.......................................... $13,996 $ 4,311  $(4,901)
                                                     ======= =======  =======
   Identifiable assets:
     North America.................................. $66,889 $41,738  $36,614
     Europe.........................................   1,362   1,753      459
     Japan..........................................   4,622   3,757    3,395
                                                     ------- -------  -------
     Total.......................................... $72,873 $47,248  $40,468
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

13. Statements of Cash Flows

   The increase in current assets from continuing operations reflected in the consolidated statements of cash flows is comprised of the following (in thousands):

                                                        Year ended June 30,
                                                       -----------------------
                                                        1999     2000    2001
                                                       -------  ------  ------
   Decrease (increase) in trade accounts receivable... $(3,806) $3,013  $  733
   Decrease (increase) in prepaid expenses and other
    current assets....................................  (1,306) (2,491)  2,302
                                                       -------  ------  ------
                                                       $(5,112) $  522  $3,035
                                                       =======  ======  ======

                            PERVASIVE SOFTWARE INC.

   The increase in accounts payable and accrued liabilities from continuing operations reflected in the consolidated statements of cash flows is comprised of the following (in thousands):

                                                       Year ended June 30,
                                                      ------------------------
                                                       1999    2000     2001
                                                      ------  -------  -------
   Increase (decrease) in trade accounts payable....  $1,117  $(1,086) $  (566)
   Increase (decrease) in accrued payroll and
    payroll related costs...........................     (71)     408     (386)
   Increase (decrease) in income taxes
    refundable/payable..............................    (930)  (2,701)     227
   Increase (decrease) in other accrued expenses....     761     (366)   1,364
                                                      ------  -------  -------
                                                      $  877  $(3,745) $   639
                                                      ======  =======  =======
   Supplemental disclosures:
     Income taxes paid (refunds received) during the
      year:
       Domestic.....................................  $1,185  $  (564) $(1,782)
                                                      ======  =======  =======
       Foreign......................................  $  793  $   800  $   220
                                                      ======  =======  =======
     Noncash activities:
       Issuance of common stock and options in
        purchase of business........................  $  595  $   167  $    --
                                                      ======  =======  =======
       Issuance of common stock under employee stock
        purchase plan...............................  $  487  $   757  $   180
                                                      ======  =======  =======

14. Subsequent Event

   In July 2001, the Company implemented an option exchange program allowing employees to exchange all stock options to purchase shares of the Company's stock under the Pervasive Software Inc. 1997 Stock Incentive Plan (the Plan) for new options under the Plan. The Company cancelled approximately 770,000 stock options previously granted to those employees who voluntarily participated in the program in exchange for an equal number of new options that will be granted on or after February 27, 2002. The exercise price of these new options will be equal to the fair market value of the Company's common stock on the grant date. The program has been organized to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and is not expected to result in any additional compensation charges or variable plan accounting.