Form 10-Q
period 2001-09-30
PERVASIVE SOFTWARE INC
filed 2001-11-14
CIK 1042821

================================================================================
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                   -----------------------------------------


                                   FORM 10-Q


 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                   (1)  Yes      X                 No
                            -----------               -----------
                   (2)  Yes      X                 No
                            -----------               -----------


As of November 12, 2001 there were 16,853,574 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------
================================================================================

                            PERVASIVE SOFTWARE INC.

                                   FORM 10-Q

                                     INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements..............................................    3

         Condensed Consolidated Balance Sheets at September 30, 2001
         and June 30, 2001.................................................    3

         Condensed Consolidated Statements of Operations for the three
         months ended September 30, 2001 and 2000..........................    4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended September 30, 2001 and 2000..........................    5

         Notes to Condensed Consolidated Financial Statements..............    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................    9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........   13

PART II. OTHER INFORMATION.................................................   24

Item 4.  Submission of Matters to a Vote of Security Holders...............   24

Item 6.  Exhibits and Reports on Form 8-K..................................   24

SIGNATURES.................................................................   26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            Pervasive Software Inc.
                     Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                        September 30,               June 30,
                                                                             2001                     2001
                                                                     -----------------        -----------------
                                                                         (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                    $ 23,142                 $ 20,593
 Marketable securities                                                           4,892                    6,510
 Trade accounts receivable, net                                                  5,404                    5,356
 Prepaid expenses and other current assets                                       1,103                    1,895
                                                                     -----------------        -----------------
Total current assets                                                            34,541                   34,354
Property and equipment, net                                                      4,361                    4,755
Purchased technology and excess of cost over fair value
 of net assets acquired, net                                                       168                      853

Other assets                                                                       648                      506
                                                                     -----------------        -----------------
Total assets                                                                  $ 39,718                 $ 40,468
                                                                     =================        =================

Liabilities and Stockholders' Equity
Current liabilities:
 Trade accounts payable                                                       $    779                 $    500
 Accrued payroll and payroll related costs                                       1,100                    1,583
 Other accrued expenses                                                          5,349                    5,543
 Deferred revenues                                                               1,652                    1,530
 Liabilities of discontinued operations                                          1,501                    1,633
                                                                     -----------------        -----------------
Total current liabilities                                                       10,381                   10,789
Stockholders' equity :
 Common stock                                                                   59,474                   60,148
 Retained deficit                                                              (30,137)                 (30,469)
                                                                     -----------------        -----------------
Total stockholders' equity                                                      29,337                   29,679
                                                                     -----------------        -----------------
Total liabilities and stockholders' equity                                    $ 39,718                 $ 40,468
                                                                     =================        =================


                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)


                                                                                      Three months ended
                                                                                          September 30,
                                                                                    2001                  2000
                                                                              -----------------     -----------------
Revenues                                                                                 $8,965               $10,020
Costs and expenses:
 Cost of revenues and technical support                                                   1,665                 2,464
 Sales and marketing                                                                      3,083                 5,035
 Research and development                                                                 1,938                 2,976
 General and administrative                                                               1,351                 1,488
                                                                              -----------------     -----------------
Total costs and expenses                                                                  8,037                11,963
                                                                              -----------------     -----------------
Operating income (loss)                                                                     928                (1,943)

 Interest and other income, net                                                             229                   351
 Income tax provision                                                                      (175)                 (200)
                                                                              -----------------     -----------------
Income (loss) before effect of adoption of new accounting principle                         982                (1,792)

 Effect of adoption of new accounting principle                                            (676)                    -
                                                                              -----------------     -----------------
Net income (loss)                                                                        $  306               $(1,792)
                                                                              =================     =================

Basic earnings (loss) per share:
 Income (loss) before effect of adoption of new accounting principle                     $ 0.06               $ (0.11)
 Effect of adoption of new accounting principle                                           (0.04)                    -
                                                                              -----------------     -----------------
 Net income (loss)                                                                       $ 0.02               $ (0.11)
                                                                              =================     =================

Diluted earnings (loss) per share:
 Income (loss) before effect of adoption of new accounting principle                     $ 0.06               $ (0.11)
 Effect of adoption of new accounting principle                                           (0.04)                    -
                                                                              -----------------     -----------------
 Net income (loss)                                                                       $ 0.02               $ (0.11)
                                                                              =================     =================


                            See accompanying notes.

                            Pervasive Software Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)


                                                                                                 Three months ended
                                                                                                   September 30,
                                                                                    -----------------------------------------
                                                                                           2001                    2000
                                                                                    -----------------       -----------------
Cash from continuing operations
 Income (loss) from continuing operations                                                     $   306                 $(1,792)
 Adjustments to reconcile net income (loss) to net cash provided (used) by continuing operations:
   Depreciation and amortization                                                                  595                     794
   Other non cash items                                                                           676                      47
   Change in current assets and liabilities:
     (Increase) decrease in trade accounts receivable                                             (28)                    971
     Decrease in prepaid expenses and other current assets                                      1,179                     779
     Decrease in accounts payable and accrued liabilities                                        (500)                 (1,075)
     Increase in deferred revenue                                                                 122                       4
                                                                                    -----------------       -----------------

Net cash provided (used) by continuing operations                                               2,350                    (272)

Cash from discontinued operations
 Net change in assets and liabilities of discontinued operations                                    -                     106
 Decrease in liabilities of discontinued operations                                              (133)                 (1,012)
                                                                                    -----------------       -----------------

Net cash  used in discontinued operations                                                        (133)                   (906)

Cash from investing activities
 Purchase of property and equipment                                                              (216)                   (205)
 Sales and purchases of marketable securities, net                                              1,619                   3,000
 Investment in business venture                                                                  (351)                      -
 Increase in other assets                                                                        (141)                    (57)
                                                                                    -----------------       -----------------
Net cash provided by investing activities                                                         911                   2,738

Cash from financing activities
 Proceeds from issuance of stock, net of issuance costs                                             9                       4
 Acquisition of treasury stock                                                                   (684)                      -
                                                                                    -----------------       -----------------
Net cash provided (used) by financing activities                                                 (675)                      4
Effect of exchange rate on cash and cash equivalents                                               96                    (299)
                                                                                    -----------------       -----------------
Increase in cash and cash equivalents                                                           2,549                   1,265
Cash and cash equivalents at beginning of period                                               20,593                  12,822
                                                                                    -----------------       -----------------
Cash and cash equivalents at end of period                                                    $23,142                 $14,087
                                                                                    =================       =================


                            See accompanying notes.

                            PERVASIVE SOFTWARE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (Unaudited)

1.  General and Basis of Financial Statements

  The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the "Company" or "Pervasive"). All material intercompany accounts and transactions have been eliminated in consolidation.

  The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended June 30, 2001, which are contained in the Company's Annual Report filed on Form 10-K on September 28, 2001 (File No. 000-23043). The results of operations for the three month periods ended September 30, 2001 and 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings (Loss) Per Share


  The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share data):

                                                                                                  Three mnths ended
                                                                                                     September 30,
                                                                                      ---------------------------------------
                                                                                            2001                    2000
                                                                                      ---------------          --------------
Numerator:
  Net income (loss)...................................................................        $   306                $ (1,792)
                                                                                      ===============          ==============
Denominator:
  Denominator for basic earnings (loss) per share - weighted average shares...........         16,919                  15,777

  Effect of dilutive securities:
   Employee stock options.............................................................            593                    *
                                                                                      ---------------          --------------
 Denominator for diluted earnings per share -
  adjusted weighted average shares and assumed conversions............................         17,512                  15,777
                                                                                      ===============          ==============
Basic earnings (loss) per share.......................................................          $0.02                $  (0.11)
                                                                                      ===============          ==============
Diluted earnings (loss) per share.....................................................          $0.02                $  (0.11)
                                                                                      ===============          ==============

* Not applicable in loss periods due to antidilutive effect.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3.  Comprehensive Income (Loss)

    The components of comprehensive income (loss) are as follows (in thousands):

                                                                                  Three months ended
                                                                                     September 30,
                                                                          --------------------------------
                                                                               2001              2000
                                                                          --------------     -------------
        Net income (loss).........................................                $ 306           $(1,792)

        Foreign currency translation adjustments..................                   27              (300)

        Comprehensive income (loss)...............................                $ 333           $(2,092)
                                                                           ============       ===========

4.  Option Exchange Program

    In July 2001, the Company implemented an option exchange program allowing employees to exchange all stock options to purchase shares of the Company's stock under the Pervasive Software Inc. 1997 Stock Incentive Plan (the Plan) for new options under the Plan. The Company cancelled stock options, representing approximately 770,000 shares, previously granted to those employees who voluntarily participated in the program in exchange for new options, representing an equal number of shares, that will be granted on or after February 27, 2002. The exercise price of these new options will be equal to the fair market value of the Company's common stock on the grant date. The program has been organized to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and is not expected to result in any additional compensation charges or variable plan accounting.

5. Change in Accounting Principle

  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 141, Business Combinations, which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this accounting standard for business combinations initiated after June 30, 2001.

  The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Statement 142 discontinues the amortization of goodwill and requires future periodic testing of goodwill for impairment. In addition, the Statement requires reassessment of the useful lives of previously recognized intangible assets. With the adoption of the Statement, the Company ceased amortization of goodwill as of July 1, 2001.

  Upon adoption of Statement 142, the Company completed an evaluation of its carrying value of goodwill as allowed effective July 1, 2001, resulting in an impairment charge of approximately $676,000, which is recorded as a cumulative change in accounting principle. The Company's implied fair value of goodwill was $0 as a result of the Company's allocation of enterprise value, as determined by quoted market prices, to all of the Company's assets and liabilities. The following table presents the quarterly results of the Company on a comparable basis as if Statement 142 had been adopted effective July 1, 2000:

                                                                              Three months ended September 30,
                                                                           -----------------------------------
                                                                                 2001                 2000
                                                                           --------------      ---------------
        Reported net income (loss)                                                  $ 306              $(1,792)

        Goodwill amortization (net of tax)                                              -                   26

        Effect of adoption of new accounting principle (net of tax)                   676                    -
                                                                           --------------      ---------------
        Adjusted net income (loss)                                                  $ 982              $(1,766)
                                                                           ==============      ===============


Basic earnings (loss) per share:
 Reported net income (loss)                                                 $0.02              $ (0.11)
 Goodwill amortization (net of tax)                                             -                 0.00
 Effect of adoption of new accounting principle (net of tax)                 0.04                    -
                                                                   --------------      ---------------
 Adjusted net income (loss)                                                 $0.06              $ (0.11)
                                                                   ==============      ===============


Diluted earnings (loss) per share:
 Reported net income (loss)                                                 $0.02              $ (0.11)
 Goodwill amortization (net of tax)                                             -                 0.00
 Effect of adoption of new accounting principle (net of tax)                 0.04                    -
                                                                   --------------      ---------------
 Adjusted net income (loss)                                                 $0.06              $ (0.11)
                                                                   ==============      ===============



6. Recently Issued Accounting Standards

   In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business as required by Accounting Principles Board No. 30. The provisions of Statement 144 will be effective for the Company's fiscal year beginning July 1, 2002. The Company does not expect that the adoption of Statement 144 will have a significant impact on its financial statements.

PERVASIVE SOFTWARE INC.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The statements contained in this Report on Form 10-Q that are not purely historical statements are forward looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any forward looking statements after the date of this filing on Form 10-Q to conform these statements with actual results. See "Risk Factors that May Affect Future Results," and the factors and risks discussed in the Company's Annual Report on Form 10-K filed on September 28, 2001 (File No. 000-23043) and other reports filed from time to time with the Securities and Exchange Commission.

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

     Historically, we have derived substantially all of our revenues from our Pervasive.SQL data management products. In addition, we released Pervasive.SQL 2000i in late March 2001 and announced a related price increase effective April 2001. Our future operating results will depend upon continued market acceptance of Pervasive.SQL.

Any decrease in demand or market acceptance for our Pervasive.SQL product would have a damaging effect on our business, operating results and financial condition.

   In July 2000, we reduced our workforce by approximately 100 employees, or approximately 28% of our worldwide workforce. The majority of the reductions occurred in our Toronto office and our Austin headquarters. The workforce reduction was primarily related to the discontinuance of our Tango product line; however, we also reduced a portion of our Pervasive.SQL related workforce, mostly in our Pervasive.SQL development organization.

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

   In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. We expect the new business venture to result in improved profitability on sales in Japan as the arrangement allows us to significantly reduce our costs in Japan.


Results of Operations

   The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

                                                                            Three months ended
                                                                               September 30,
                                                                        -----------------------------
                                                                             2001             2000
                                                                        ------------     ------------
Revenues                                                                         100%             100%
Costs and expenses:
 Cost of revenues and technical support                                           19               24
 Sales and marketing                                                              34               50
 Research and development                                                         22               30
 General and administrative                                                       15               15
                                                                        ------------     ------------
Total costs and expenses                                                          90              119
                                                                        ------------     ------------

Operating income (loss)                                                           10              (19)

 Interest and other income, net                                                    3                3
 Income tax provision                                                             (2)              (2)
                                                                        ------------     ------------


Income (loss) before effect of adoption of new accounting principle               11              (18)

 Effect of adoption of new accounting principle                                   (8)               -
                                                                        ------------     ------------
Net income (loss)                                                                  3%             (18)%
                                                                        ============     ============


   Revenues

   Our revenues decreased 10% to $9.0 million in the three months ended September 30, 2001, as compared to $10.0 million reported for the comparable period in the prior fiscal year. We attributed this revenue decrease to competitive pressures, a different discount structure in Japan following our new business venture formed in July 2001, and what we believe to be a general softening in the packaged client/server applications market, contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We believe that each of the above factors affecting revenue between the first quarter of fiscal 2001 and fiscal 2002 could continue to negatively affect license revenues for Pervasive.SQL in the future. Our revenues for the three months ended September 30, 2001 decreased from the $10.8 million reported for the three months ended June 30, 2001, primarily due to seasonality in our European and Japanese operations in the first quarter of fiscal 2002, a different discount structure in Japan following our new business venture formed in July 2001, and an overall weakening of the global economy.

   Licenses of our software operating on Windows NT or other Microsoft operating systems continue to represent approximately 75% of our revenues. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future.

   International revenues, consisting of all revenues from customers located outside of North America, were $4.1 million and $3.3 million in the three months ended September 30, 2000 and 2001, representing 41% and 36% of total revenues, respectively. We attribute the decrease in international revenue during the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 to competitive pressures, a different discount structure in Japan following our new business venture formed in July 2001, and what we believe to be a general softening in the packaged client/server applications market, contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We expect that international revenues will continue to account for a significant portion of our revenues in the future as we maintain and modify our international operations.

   Costs and Expenses

   Cost of Revenues and Technical Support.   Cost of revenues and technical
support consists primarily of the cost to manufacture and fulfill orders for our shrink wrap software products, the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase, payment of license fees for third-parties technologies embedded in our products and the costs to deliver professional services and training services to others. Cost of revenues and technical support was $2.5 million and $1.7 million in the three months ended September 30, 2000 and 2001, representing 24% and 19% of revenues, respectively. The decrease in cost of revenues and technical support is primarily related to a reduction in costs associated with technical support and training personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan, as well as reduced license fees for third-party technologies embedded in or bundled with our products. Cost of revenues and technical support decreased as a percentage of revenue primarily as a result of the reduction in costs. We anticipate that cost of revenues and technical support in the near term will be consistent with the costs incurred during the three months ended September 30, 2001, primarily as a result of the continued effect of the reduction in costs associated with technical support and training personnel following our reduction in force in June 2001, the formation of our new business venture in Japan and reduced license fees for third-party technologies.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $5.0 million and $3.1 million in the three months ended September 30, 2000 and 2001, representing 50% and 34% of revenues, respectively. Sales and marketing expenses decreased in dollar amount primarily due to reduced costs associated with sales and marketing personnel and the formation of our new business venture in Japan. Sales and marketing expense decreased as a percentage of revenue primarily as a result of the decrease in expenses. We expect sales and marketing expenses in the near term will be consistent with costs incurred during the three months ended September 30, 2001, primarily as a result of the continued effect of reduced costs associated with sales and marketing personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan.

   Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $3.0 million and $2.0 million in the three months ended September 30, 2000 and 2001, representing 30% and 22% of revenues, respectively. Research and development expenses decreased in dollar amount primarily due to reduced costs associated with research and development personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan. We anticipate that research and development expenses in the near term will be consistent with the costs incurred in the three months ended September 30, 2001, primarily as a result of the continued effect of the reduction in costs associated with research and development personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan.

   Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods. Accordingly, we charged all software development costs to research and development expenses.

   General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of our finance, human resources, information systems and administrative departments. General and administrative expenses were $1.5 million and $1.4 million in the three months ended September 30, 2000 and 2001, representing 15% and 15% of revenues, respectively. We attribute the decrease in dollar amount primarily to the reduction in costs associated with general and administrative personnel and the formation of our new business venture in Japan. We believe that our general and administrative expenses in the near term will be consistent with costs incurred in the three months ended September 30, 2001, primarily as a result of the continued effect of the reduction in costs associated with general and administrative personnel and the formation of our new business venture in Japan.

   Provision for Income Taxes. Provision for income taxes was approximately $0.2 million and $0.2 million in the three months ended September 30, 2000 and 2001, respectively.

   Based on a number of factors, we believe that it is more likely than not, that a substantial amount of our deferred tax assets may not be realized. These factors include:

   .  Recent trends in revenue related to continuing operations;

   . The potential impact of anticipated deductions due to exercise of employee stock options on deferred tax assets with limited carryforward periods; and

   . The intensely competitive market in which we operate and which is subject to rapid change.

   Accordingly, we have recorded a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the lack of earnings history. We expect to continue to incur foreign taxes associated with our international operations while our domestic income taxes will remain minimal as we utilize substantial net operating losses carried forward from previous years.

   Effect of Adoption of New Accounting Principle. We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Statement 142 discontinues the amortization of goodwill and requires future periodic testing of goodwill for impairment. In addition, the Statement requires reassessment of the useful lives of previously recognized intangible assets. With the adoption of the Statement, we ceased amortization of goodwill as of July 1, 2001. The adoption will result in a decrease in operating expense related to goodwill amortization of approximately $104,000 per year. Additionally, we completed a goodwill impairment test as allowed by Statement 142 during the first quarter of fiscal 2002, resulting in an impairment charge of approximately $676,000, which is recorded as a cumulative change in accounting principle.

Liquidity and Capital Resources

   Cash provided by continuing operations was $2.4 million for the three months ended September 30, 2001 as compared with cash used by continuing operations of $0.3 million for the comparable period in the prior fiscal year. Cash provided by continuing operations during the first quarter of fiscal 2002 resulted primarily from net income from continuing operations, a decrease in prepaid expenses and other current assets and non-cash charge related to the early adoption of FASB Statement No. 142. Cash used in continuing operations during the comparable period in the prior fiscal year resulted primarily from a net loss from continuing operations and a decrease in accounts payable and accrued liabilities, offset by decreases in accounts receivable, prepaid expenses and other current assets.

   During the first three months of fiscal 2002 and 2001 we received net proceeds of $1.6 and $3.0 million, respectively, from the sale or maturity of marketable securities, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $0.2 million and $0.2 million in the three months ended September 30, 2001 and 2000, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures may increase during the current fiscal year as compared to the prior year as a result of possible capital projects to upgrade certain front and back office systems.

   We have a stock repurchase plan in place whereby we may repurchase shares of our common stock up to a total of $5.0 million through July 21, 2002. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. As of September 30, 2001, we had repurchased approximately 420,000 shares of common stock at an aggregate cost of approximately $684,000.

   On September 30, 2001, we had $24.2 million in working capital, including $28.0 million in cash, cash equivalents and marketable securities.

Recently Issued Accounting Standards

   In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business as required by Accounting Principles Board No. 30. The provisions of Statement 144 will be effective for the fiscal year beginning July 1, 2002. We do not expect that the adoption of Statement 144 will have a significant impact on our financial statements.



ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

  The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Germany, France, England, and Belgium and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the quarter ended September 30, 2001. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2001.

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

   In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. We cannot be certain that this venture will be successful which could result in our inability to successfully operate in Japan. Even if we successfully implement this new venture, we may be unable to maintain or increase Japanese market demand for our products.

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

We May Face Problems in Connection With Future Acquisitions or Joint Ventures

   In the future, we may acquire additional businesses, products and technologies, or enter into joint venture arrangements, that could complement, modify or expand our business. Our negotiations of potential acquisitions or joint ventures and our integration of acquired businesses, products or technologies could divert management time and resources. Any future acquisitions could require us to issue dilutive equity securities, reduce our cash and marketable securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, or write-off purchased research and development and other acquisition-related expenses. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of acquisitions. In addition, market reactions to acquisitions are difficult to predict and if we do announce any future acquisitions, such market reactions may cause our stock price to fluctuate.

A Small Number of Distributors and Sales Related to Accounting Software Applications Account For a Significant Percentage of Our Revenues

   The loss of a major distributor, changes in a distributor's payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors, value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the quarter ended September 30, 2001, three distributors combined accounted for an aggregate of approximately 16% of our revenues, as compared to the quarter ended September 30, 2000, where three distributors accounted for an aggregate of approximately 18% of our revenues. Additionally, we estimate that approximately 20% of our revenues in the quarter ended September 30, 2001 were from sales related to accounting software applications. We expect we will continue to depend on a limited number of distributors and sales related to accounting software applications for a significant portion of our revenues in future periods. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

We Depend on International Sales and Operations

   We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the quarter ended September 30, 2001, we derived 36% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

Fluctuations in the Relative Value of Foreign Currencies Can Affect Our Business

   To date, the majority of our transactions have been denominated in U.S. dollars. The majority of our international operating expenses and substantially all of our sales in Japan have been denominated in currencies other than the U.S. dollar. Therefore, our operating results may be adversely affected by changes in the value of the U.S. dollar. Certain of our international sales are denominated in U.S. dollars, especially in Europe. Any strengthening of the U.S. dollar against the currencies of countries where we sell products denominated in U.S. dollars will increase the relative cost of our products and could negatively impact our sales in those countries. To the extent our international operations expand or are modified, our exposure to exchange rate fluctuations may increase. We have, on occasion, entered into limited hedging transactions to mitigate our exposure to currency fluctuations. Despite these hedging transactions, exchange rate fluctuations have caused, and will continue to cause, currency transaction gains and losses. Although these transactions have not resulted in material gains and losses to date, similar transactions could have a damaging effect on our business, results of operations or financial condition in future periods.

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

          The Company's annual meeting of the stockholders was held on November 1, 2001.

          The following nominees were elected as directors, each to hold office until their three-year term expires or until their successors have been duly elected and qualified, by the vote set forth below:


    NOMINEE                       FOR                 WITHHELD
--------------------        ---------------        -------------

David R. Bradford            15,572,563               73,974
James R. Offerdahl           15,567,010               79,527

     The proposal to approve an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares granted under the Automatic Option Grant program and certain other amendments was approved by the vote set forth below:

     FOR                        AGAINST               ABSTAIN
--------------------        ---------------        -------------

  6,325,883                   1,772,333               37,473


     The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 2002 was approved by the vote set forth below:

     FOR                        AGAINST               ABSTAIN
--------------------        ---------------        -------------

 15,621,390                      13,063               12,025




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

          * Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

          ** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-230431).

          *** Incorporated by reference to the Company's Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).


     (b)  Reports on Form 8-K
            No Reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2001       PERVASIVE SOFTWARE INC.
                               (Registrant)



                               By:     /s/ John E. Farr
                                   ----------------------------------
                                 John E. Farr
                                    Chief Financial Officer (Duly Authorized
                                    Officer and Principal Financial Officer)

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