Form 10-Q
period 2001-12-31
PERVASIVE SOFTWARE INC
filed 2002-02-14
CIK 1042821

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

                               ------------------

                                 (512) 231-6000
              (Registrant's telephone number, including area code)

                               ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                   (1) Yes   X      No
                           -----       -----

                   (2) Yes   X      No
                           -----       -----
     As of February 14, 2002 there were 16,981,824 shares of the Registrant's common stock outstanding.

================================================================================

                             PERVASIVE SOFTWARE INC.

                                    FORM 10-Q

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................    3

         Condensed Consolidated Balance Sheets at December 31, 2001
          and June 30, 2001...............................................    3

         Condensed Consolidated Statements of Operations for the three
          and six months ended December 31, 2001 and 2000.................    4

         Condensed Consolidated Statements of Cash Flows for the six months
          ended December 31, 2001 and 2000................................    5

         Notes to Condensed Consolidated Financial Statements.............    6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......   14

Part II. Other Information................................................   25

Item 6.  Exhibits and Reports on Form 8-K.................................   25

Signatures................................................................   26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Pervasive Software Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                          December 31,  June 30,
                                                             2001         2001
                                                          ------------  --------
                                                          (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                $ 20,504     $20,593
  Marketable securities                                       9,175       6,510
  Trade accounts receivable, net                              4,495       5,356
  Prepaid expenses and other current assets                   1,204       1,895
                                                           --------    --------
Total current assets                                         35,378      34,354
Property and equipment, net                                   3,737       4,755
Purchased technology and excess of cost over fair value
  of net assets acquired, net                                     -         853
Other assets                                                    642         506
                                                           --------    --------
Total assets                                               $ 39,757    $ 40,468
                                                           ========    ========

Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable                                   $    251    $    500
  Accrued payroll and payroll related costs                   1,301       1,583
  Other accrued expenses                                      4,900       5,543
  Deferred revenues                                           1,825       1,530
  Liabilities of discontinued operations                        882       1,633
                                                           --------    --------
Total current liabilities                                     9,159      10,789
Stockholders' equity:
  Common stock                                               59,534      60,148
  Retained deficit                                          (28,936)    (30,469)
                                                           --------    --------
Total stockholders' equity                                   30,598      29,679
                                                           --------    --------
Total liabilities and stockholders' equity                 $ 39,757    $ 40,468
                                                           ========    ========

                             See accompanying notes.

                             Pervasive Software Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                   Three months ended      Six months ended
                                                       December 31,           December 31,
                                                   ------------------     -------------------
                                                    2001        2000        2001       2000
                                                   ------     -------     -------     -------

Revenues                                           $9,214     $10,600     $18,179     $20,620
Costs and expenses:
  Cost of revenues and technical support            1,632       2,603       3,297       5,067
  Sales and marketing                               2,986       5,012       6,069      10,048
  Research and development                          1,710       2,669       3,648       5,645
  General and administrative                        1,423       1,505       2,774       2,991
                                                   ------     -------     -------     -------
Total costs and expenses                            7,751      11,789      15,788      23,751
                                                   ------     -------     -------     -------
Operating income (loss)                             1,463      (1,189)      2,391      (3,131)

  Interest and other income, net                      178         325         407         675
  Income tax provision                               (175)       (101)       (350)       (301)
                                                   ------     -------     -------     -------
Income (loss) before effect of adoption of new
 accounting principle                               1,466        (965)      2,448      (2,757)

  Effect of adoption of new accounting principle        -           -        (676)          -
                                                   ------     -------     -------     -------
Net income (loss)                                  $1,466     $  (965)    $ 1,772     $(2,757)
                                                   ======     =======     =======     =======
Basic earnings (loss) per share:
  Income (loss) before effect of adoption of new
   accounting principle                            $ 0.09     $ (0.06)    $  0.15     $ (0.17)
  Effect of adoption of new accounting principle        -           -     $ (0.04)          -
                                                   ------     -------     -------     -------
  Net income (loss)                                $ 0.09     $ (0.06)    $  0.11     $ (0.17)
                                                   ======     =======     =======     =======
Diluted earnings (loss) per share:
  Income (loss) before effect of adoption of new
   accounting principle                            $ 0.08     $ (0.06)    $  0.14     $ (0.17)
  Effect of adoption of new accounting principle        -           -       (0.04)          -
                                                   ------     -------     -------     -------
  Net income (loss)                                $ 0.08     $ (0.06)    $  0.10     $ (0.17)
                                                   ======     =======     =======     =======

                             See accompanying notes.

                             Pervasive Software Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                     Six months ended
                                                                       December 31,
                                                                   -------------------
                                                                     2001        2000
                                                                   -------     -------
Cash from continuing operations
  Income (loss) from continuing operations                         $ 1,772     $(2,757)
  Adjustments to reconcile income (loss) to net cash
    provided by continuing operations:
    Depreciation and amortization                                    1,138       1,530
    Effect of adoption of new accounting principle                     676           -
    Other non cash items                                               321         235
    Change in current assets and liabilities:
      Decrease in trade accounts receivable                            870         273
      Decrease in prepaid expenses and other current assets            992       1,137
      Decrease in accounts payable and accrued liabilities          (1,218)       (210)
      Increase in deferred revenue                                     295         130
                                                                   -------     -------
Net cash provided by continuing operations                           4,846         338

Cash from discontinued operations
    Net change in assets and liabilities of discontinued operations      -         489
    Decrease in liabilities of discontinued operations                (797)     (2,770)
                                                                   -------     -------
Net cash used in discontinued operations                              (797)     (2,281)

Cash from investing activities
  Purchase of property and equipment                                  (378)       (471)
  Sales and purchases of marketable securities, net                 (2,665)     (4,320)
  Investment in business venture, net                                 (305)          -
  Increase in other assets                                            (160)       (185)
                                                                   -------     -------
Net cash used in investing activities                               (3,508)     (4,976)

Cash from financing activities
  Proceeds from issuance of stock, net of issuance costs                53         138
  Acquisition of treasury stock                                       (684)          -
                                                                   -------     -------
Net cash provided by (used in) financing activities                   (631)        138
                                                                   -------     -------
Effect of exchange rate on cash and cash equivalents                     1        (343)
                                                                   -------     -------
Decrease in cash and cash equivalents                                  (89)     (7,124)
Cash and cash equivalents at beginning of period                    20,593      12,822
                                                                   -------     -------
Cash and cash equivalents at end of period                         $20,504     $ 5,698
                                                                   =======     =======

                             See accompanying notes.

                             PERVASIVE SOFTWARE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

1.  General and Basis of Financial Statements

     The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the "Company" or "Pervasive"). All material intercompany accounts and transactions have been eliminated in consolidation.

     The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended June 30, 2001, which are contained in the Company's Annual Report filed on Form 10-K on September 28, 2001 (File No. 000-23043). The results of operations for the three and six month periods ended December 31, 2001 and 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2.  Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                              Three months ended        Six months ended
                                                                  December 31,             December 31,
                                                            ----------------------     --------------------
                                                              2001           2000        2001        2000
                                                            -------        -------     -------      -------
Numerator:
  Net income (loss)..................................       $ 1,466        $  (965)    $ 1,772      $(2,757)
                                                            =======        =======     =======      =======
Denominator:
Denominator for basic earnings (loss) per share -
  weighted average shares                                    16,807         15,826      16,863       15,801

  Effect of dilutive securities:
    Employee stock options                                      626              -         627            -
                                                            -------        -------     -------      -------
    Potentially dilutive common shares                          626              -         627            -
                                                            -------        -------     -------      -------
Denominator for diluted earnings (loss) per share -
  adjusted weighted average shares and assumed conversions   17,433         15,826      17,490       15,801
                                                            =======        =======     =======      =======
Basic earnings (loss) per share                             $  0.09        $ (0.06)    $  0.11      $ (0.17)
                                                            =======        =======     =======      =======
Diluted earnings (loss) per share                           $  0.08        $ (0.06)    $  0.10      $ (0.17)
                                                            =======        =======     =======      =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.   Comprehensive Income

     The components of comprehensive income (loss) are as follows:

                                                           Three months ended               Six months ended
                                                               December 31,                    December 31,
                                                        -----------------------           ---------------------
                                                          2001            2000             2001           2000
                                                        ------          -------           ------        -------
         Net income (loss)                              $1,466          $  (965)          $1,772        $(2,757)

         Foreign currency translation adjustments         (265)             (36)            (238)          (336)
                                                        ------          -------           ------        -------
         Comprehensive income (loss)                    $1,201          $(1,001)          $1,534        $(3,093)
                                                        ======          =======           ======        =======


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

                                                               Three months ended         Six months ended
                                                                  December 31,              December 31,
                                                               ------------------        ------------------
                                                                2001        2000          2001        2000
                                                               ------      ------        ------     -------

Reported net income (loss)                                     $1,466      $ (965)       $1,772     $(2,757)
Goodwill amortization (net of tax)                                  -          26             -          52
Effect of adoption of new accounting principle (net of tax)         -           -           676           -
                                                               ------      ------        ------     -------
Adjusted net income (loss)                                     $1,466      $ (939)       $2,448     $(2,705)
                                                               ======      ======        ======     =======
Basic earnings (loss) per share:

Reported net income (loss)                                     $ 0.09      $(0.06)       $ 0.11     $ (0.17)
Goodwill amortization (net of tax)                                  -         -               -           -
Effect of adoption of new accounting principle (net of tax)         -         -             .04           -
                                                               ------      ------        ------     -------
Adjusted net income (loss)                                     $ 0.09      $(0.06)       $ 0.15     $ (0.17)
                                                               ======      ======        ======     =======
Diluted earnings (loss) per share:

Reported net income (loss)                                     $ 0.08      $(0.06)       $ 0.10     $ (0.17)
Goodwill amortization (net of tax)                                  -           -             -           -
Effect of adoption of new accounting principle (net of tax)         -           -          0.04           -
                                                               ------      ------        ------     -------
Adjusted net income (loss)                                     $ 0.08      $(0.06)       $ 0.14     $ (0.17)
                                                               ======      ======        ======     =======

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

Overview

     Pervasive Software is a leading worldwide provider of data management solutions and services which dramatically simplify the development, deployment and management of business applications for Small and Mid-size Enterprises
(SME). Our high-performance, flexible database, Pervasive.SQL(TM), is widely installed with more than 4 million server seats licensed to date. With Pervasive.SQL, independent software vendors (ISVs) can create sophisticated yet low-maintenance business applications that reach far beyond the desktop to easily share information from workstations to the Web. Our software is designed for integration by ISVs into Web or client/server applications sold to SMEs, which typically have environments with little to no IT infrastructure and require self-tuning, zero administration products. As a result, end-users can concentrate on running their businesses instead of managing the database underlying their applications, which is particularly critical to this large market.

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

     In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. We expect the new business venture to result in improved profitability on sales in Japan as the arrangement allows us to significantly reduce our costs in Japan. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors.

Results of Operations

     The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

                                                                   Three months ended             Six months ended
                                                                       December 31,                 December 31,
                                                                  ---------------------           -----------------
                                                                  2001             2000           2001         2000
                                                                  ----             ----           ----         ----

Revenues                                                          100%             100%           100%          100%
Costs and expenses:
  Cost of revenues and technical support                           18               25             18            25
  Sales and marketing                                              32               47             33            49
  Research and development                                         19               25             20            27
  General and administrative                                       15               14             15            14
                                                                  ---              ---            ---           ---
Total costs and expenses                                           84              111             86           115
                                                                  ---              ---            ---           ---
Operating income (loss)                                            16              (11)            14           (15)
  Interest and other income, net                                    2                3              2             3
  Income tax provision                                             (2)              (1)            (2)           (1)
                                                                  ---              ---            ---           ---
Income (loss) before adoption of new accounting principle          16               (9)            14           (13)
                                                                  ---              ---            ---           ---
  Effect of adoption of new accounting principle                    -                -             (4)            -
                                                                  ---              ---            ---           ---
Net income (loss)                                                  16%              (9)%           10%          (13)%
                                                                  ===              ===            ===           ===

     Revenues

     Our revenues were $9.2 million in the three months ended December 31, 2001, a decrease of 13% from the $10.6 million reported for the comparable period in the prior fiscal year. Our revenues for the six-month period ending December 31, 2001 decreased 12% to $18.2 million as compared to $20.6 million for the comparable period in the prior fiscal year. We attribute these revenue decreases to competitive pressures, a different discount structure in Japan following our new business venture formed in July 2001, and what we believe to be a general softening in the packaged client/server applications market, contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We believe that each of the above factors affecting revenue between the first half of fiscal 2001 and fiscal 2002 could continue to negatively affect license revenues for Pervasive.SQL in the future.

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

     International revenues, consisting of all revenues from customers located outside of North America, were $5.2 million and $3.8 million in the three months ended December 31, 2000 and 2001, representing 49% and 41% of total revenues, respectively. International revenues were $9.2 million and $7.0 million in the six months ended December 31, 2000 and 2001, representing 45% and 39% of total revenues, respectively. We attribute the decrease in international revenue during the first half of fiscal 2002 as compared to the first half of fiscal 2001 to competitive pressures, a different discount structure in Japan following our new business venture formed in July 2001, and what we believe to be a general softening in the packaged client/server applications market, contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We expect that international revenues will continue to account for a significant portion of our revenues in the future as we maintain and modify our international operations.

     Costs and Expenses

     Cost of Revenues and Technical Support. Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for our shrink wrap software products, the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase, payment of license fees for third-parties technologies embedded in our products and the costs to deliver professional services and training services to others. Cost of revenues and technical support was $2.6 million and $1.6 million in the three months ended December 31, 2000 and 2001, representing 25% and 18% of revenues, respectively. Cost of revenues and technical support was $5.1 million and $3.3 million for the six month period ending December 31, 2000 and 2001, representing 25% and 18% of revenues, respectively. The decrease in cost of revenues and technical support is primarily related to a reduction in costs associated with technical support and training personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan, as well as reduced license fees for third-party technologies embedded in or bundled with our products. Cost of revenues and technical support decreased as a percentage of revenue primarily as a result of the reduction in costs. We anticipate that cost of revenues and technical support in the near term will be consistent with the costs incurred during the three months ended December 31, 2001, primarily as a result of the continued effect of the reduction in costs associated with technical support and training personnel following our reduction in force in June 2001, the formation of our new business venture in Japan and reduced license fees for third-party technologies.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $5.0 million and $3.0 million in the three months ended December 31, 2000 and 2001, representing 47% and 32% of revenues, respectively. Sales and marketing expenses were $10.0 million and $6.1 million for the six months ending December 31, 2000 and 2001, representing 49% and 33% of revenues, respectively. Sales and marketing expenses decreased in dollar amount primarily due to reduced costs associated with sales and marketing personnel and the formation of our new business venture in Japan. Sales and marketing expense decreased as a percentage of revenue primarily as a result of the decrease in expenses. We expect sales and marketing expenses in the near term will be consistent with costs incurred during the three months ended December 31, 2001, primarily as a result of the continued effect of reduced costs associated with sales and marketing personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan.

     Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.7 million and $1.7 million in the three months ended December 31, 2000 and 2001, representing 25% and 19% of revenues, respectively. Research and development expenses were $5.6 million and $3.6 million for the six months ended December 31, 2000 and 2001, representing 27% and 20% of revenues, respectively. Research and development expenses decreased in dollar amount primarily due to reduced costs associated with research and development personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan. We anticipate that research and development expenses in the near term will be consistent with the costs incurred in the three months ended December 31, 2001, primarily as a result of the continued effect of the reduction in costs associated with research and development personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan.

     Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods. Accordingly, we charged all software development costs to research and development expenses.

     General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of our finance, human resources, information systems and administrative departments. General and administrative expenses were $1.5 million and $1.4 million in the three months ended December 31, 2000 and 2001, representing 14% and 15% of revenues, respectively. General and administrative expenses were $3.0 million and $2.8 million for the six months ended December 31, 2000 and 2001, representing 14% and 15% of revenues, respectively. We attribute the decrease in dollar amount primarily to the reduction in costs associated with general and administrative personnel and the formation of our new business venture in Japan. We believe that our general and administrative expenses in the near term will be consistent with costs incurred in the three months ended December 31, 2001, primarily as a result of the continued effect of the reduction in costs associated with general and administrative personnel and the formation of our new business venture in Japan.

     Provision for Income Taxes. Provision for income taxes was approximately $0.1 million and $0.2 million in the three months ended December 31, 2000 and 2001, respectively. Provision for income taxes was approximately $0.3 million and $0.4 million for the six months ended December 31, 2000 and 2001, respectively.

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

     Effect of Adoption of New Accounting Principle. We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Statement 142 discontinues the amortization of goodwill and requires future periodic testing of goodwill for impairment. In addition, Statement 142 requires reassessment of the useful lives of previously recognized intangible assets. With the adoption of Statement 142, we ceased amortization of goodwill as of July 1, 2001. The adoption will result in a decrease in operating expense related to goodwill amortization of approximately $104,000 per year. Additionally, we completed a goodwill impairment test as allowed by Statement 142 during the first quarter of fiscal 2002, resulting in an impairment charge of approximately $676,000, which is recorded as a cumulative change in accounting principle.

Liquidity and Capital Resources

     Cash provided by continuing operations was $0.3 million and $4.8 million for the six months ended December 31, 2000 and 2001, respectively. Cash provided by continuing operations for the six months ended December 31, 2001 resulted primarily from net income from continuing operations and decreases in trade accounts receivable, offset by a decrease in accounts payable and accrued liabilities. Cash provided by continuing operations during the comparable period in the prior fiscal year resulted primarily from a decrease in prepaid expenses and other current assets offset by a net loss from continuing operations.

     We invested $4.3 million and $2.7 million in marketable securities during the first six months of fiscal 2001 and 2002, respectively. In addition, we purchased property and equipment totaling approximately $0.5 million and $0.4 million in the six months ended December 31, 2000 and 2001, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures for the remainder of fiscal 2002 will be consistent with expenditures for the six months ended December 31, 2001.

     We have a stock repurchase plan in place whereby we may repurchase shares of our common stock up to a total of $5.0 million through July 21, 2002. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. As of December 31, 2001, we had repurchased approximately 420,000 shares of common stock at an aggregate cost of approximately $684,000.

     We are exploring new opportunities to build, license or acquire products and services for introduction to and through our expansive worldwide channel. Any such transactions could cause us to issue dilutive equity securities, reduce our cash and marketable securities, or incur debt or contingent liabilities.

     On December 31, 2001, we had $26.2 million in working capital, including $29.7 million in cash, cash equivalents and marketable securities.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Germany, France, England, and Belgium and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the three or six months ended December 31, 2001. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2001.

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

     Fluctuations in demand for our products or upgrades to our products;

     Fluctuations in the demand for and deployment of client/server applications in which our Pervasive.SQL products are designed to be embedded;

     Fluctuations in demand for our products due to the potential deteriorating economic conditions on our customer base;

     Seasonality of purchases and the timing of product sales and shipments;

     Unexpected delays in introducing new or improvements to existing products and services;

     New product releases, licensing models or pricing policies by our competitors;

     Acquisitions or mergers involving us, our competitors or customers;

     Impact of changes to our product distribution strategy and pricing policies;

     Lack of order backlog;

     Loss of a significant customer or distributor;

     Changes in purchasing and/or payment practices by our distributors;

     A reduction in the number of independent software vendors, or ISVs, who embed our products or value-added resellers, or VARs, who sell and deploy our products;

     Changes in the mix of domestic and international sales;

     Impact of changes to our geographic investment levels and business models;

     Losses associated with discontinued operations;

     Changes in our business plan or strategy; and

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

     In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. We cannot be certain that this venture will be successful which could result in our inability to successfully operate in Japan. Even if we successfully implement this new venture, we may be unable to maintain or increase Japanese market demand for our products.

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

A Small Number of Distributors and Sales Related to Accounting
Software Applications Account For a Significant Percentage of Our Revenues

     The loss of a major distributor, changes in a distributor's payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors, value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the six months ended December 31, 2001, three distributors combined accounted for an aggregate of approximately 21% of our revenues, as compared to the six months ended December 31, 2000, where three distributors accounted for an aggregate of approximately 16% of our revenues. Additionally, we estimate that approximately 20% of our revenues in the six months ended December 31, 2001 were from sales related to accounting software applications. We expect we will continue to depend on a limited number of distributors and sales related to accounting software applications for a significant portion of our revenues in future periods. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

     Pressures placed on the sales channel to sell competing products;

     Our failure to adequately support the sales channel;

     Competing product lines offered by certain of our indirect channel partners; and

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

     Application service providers ("ASP") may enter our market and could cause a change in revenue models from licensing of client/server and Web-based applications to renting applications. Our competitors may be more successful than we are in adopting these revenue models and capturing related market share.

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

We Depend on International Sales and Operations

     We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the quarter ended December 31, 2001, we derived 41% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

     Foreign laws and business practices favoring local competition;

     Dependence on local channel partners;

     Compliance with multiple, conflicting and changing government laws and regulations;

     Longer sales cycles;

     Greater difficulty or delay in collecting payments from customers;

     Difficulties in staffing and managing foreign operations;

     Foreign currency exchange rate fluctuations and the associated effects on product demand and timing of payment;

     Increased tax rates in certain foreign countries;

     Difficulties with financial reporting in foreign countries;

     Quality control of certain development, translation or localization activities; and

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

         10.10** Lease agreement dated April 2, 1998 between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park

         * Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

         ** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998
             (File No. 000-230431).

         *** Incorporated by reference to the Company's Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 14, 2002               PERVASIVE SOFTWARE INC.
                                       (Registrant)



                                       By: /s/ John E. Farr
                                           --------------------------------
                                           John E. Farr
                                           Chief Financial Officer (Duly
                                           Authorized Officer and Principal
                                           Financial Officer)

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