Form 10-Q
period 2002-03-31
PERVASIVE SOFTWARE INC
filed 2002-05-15
CIK 1042821

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                    (1)   Yes      X            No
                                                   ------

                    (2)   Yes      X            No
                                                   ------

     As of May 14, 2002 there were 16,766,856 shares of the Registrant's common stock outstanding.

================================================================================

                             PERVASIVE SOFTWARE INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                             PAGE
                                                                                                             ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements...........................................................................     3

           Condensed Consolidated Balance Sheets at March 31, 2002 and June 30, 2001......................     3

           Condensed Consolidated Statements of Operations for the three and nine months ended March 31,
           2002 and 2001..................................................................................     4

           Condensed Consolidated Statements of Cash Flows for the nine months ended March 31,
           2002 and 2001..................................................................................     5

           Notes to Condensed Consolidated Financial Statements...........................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........     9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....................................    15

Part II.   Other Information..............................................................................    26

Item 6.    Exhibits and Reports on Form 8-K...............................................................    26

Signatures ...............................................................................................    27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             Pervasive Software Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                             March 31,    June 30,
                                                               2002         2001
                                                            ----------    --------
                                                           (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                 $ 18,617     $ 20,593
   Marketable securities                                       13,127        6,510
   Trade accounts receivable, net                               4,159        5,356
   Prepaid expenses and other current assets                    1,301        1,895
                                                             --------     --------
Total current assets                                           37,204       34,354
Property and equipment, net                                     3,282        4,755
Purchased technology and excess of cost over fair value
   of net assets acquired, net                                     --          853
Other assets                                                      877          506
                                                             --------     --------
Total assets                                                 $ 41,363     $ 40,468
                                                             ========     ========

Liabilities and Stockholders' Equity
Current liabilities:
   Trade accounts payable                                    $    275     $    500
   Accrued payroll and payroll related costs                    1,001        1,583
   Other accrued expenses                                       5,410        5,543
   Deferred revenues                                            2,137        1,530
   Liabilities of discontinued operations                         785        1,633
                                                             --------     --------
Total current liabilities                                       9,608       10,789

Stockholders' equity:
   Common stock                                                59,012       60,148
   Retained deficit                                           (27,257)     (30,469)
                                                             --------     --------
Total stockholders' equity                                     31,755       29,679
                                                             --------     --------
Total liabilities and stockholders' equity                   $ 41,363     $ 40,468
                                                             ========     ========

                             See accompanying notes.

                             Pervasive Software Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                         Three months ended   Nine months ended
                                                                              March 31,            March 31,
                                                                         ------------------   -----------------
                                                                           2002       2001      2002      2001
                                                                         -------    -------   -------   -------
Revenues                                                                 $ 9,432    $10,712   $27,611   $31,331
Costs and expenses:
   Cost of revenues and technical support                                  1,672      2,278     4,969     7,345
   Sales and marketing                                                     3,040      4,509     9,109    14,558
   Research and development                                                1,747      2,472     5,395     8,117
   General and administrative                                              1,304      1,409     4,078     4,400
                                                                         -------    -------   -------   -------
Total costs and expenses                                                   7,763     10,668    23,551    34,420
                                                                         -------    -------   -------   -------
Operating income (loss)                                                    1,669         44     4,060    (3,089)

   Interest and other income, net                                            158        292       565       968
   Income tax provision                                                     (110)      (100)     (460)     (401)
                                                                         -------    -------   -------   -------

Income (loss) before effect of adoption of new accounting principle        1,717        236     4,165    (2,522)

   Effect of adoption of new accounting principle                             --         --      (676)       --
                                                                         -------    -------   -------   -------
Net income (loss)                                                        $ 1,717    $   236   $ 3,489   $(2,522)
                                                                         =======    =======   =======   =======

Basic earnings (loss) per share:
   Income (loss) before effect of adoption of new accounting principle   $  0.10    $  0.01   $  0.25   $ (0.16)
   Effect of adoption of new accounting principle                             --         --     (0.04)       --
                                                                         -------    -------   -------   -------
   Net income (loss)                                                     $  0.10    $  0.01   $  0.21   $ (0.16)
                                                                         =======    =======   =======   =======

Diluted earnings (loss) per share:
   Income (loss) before effect of adoption of new accounting principle   $  0.09    $  0.01   $  0.24   $ (0.16)
   Effect of adoption of new accounting principle                             --         --     (0.04)       --
                                                                         -------    -------   -------   -------
   Net income (loss)                                                     $  0.09    $  0.01   $  0.20   $ (0.16)
                                                                         =======    =======   =======   =======

                             See accompanying notes.

                             Pervasive Software Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                           Nine months ended
                                                                                March 31,
                                                                           ------------------
                                                                            2002       2001
                                                                           -------    -------
Cash from continuing operations
   Net income (loss)                                                       $ 3,489    $(2,522)
   Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
      Depreciation and amortization                                          1,627      2,233
      Effect of adoption of new accounting principle                           676         --
      Other non cash items                                                     329        194
      Change in current assets and liabilities:
         Decrease in trade accounts receivable                               1,183        410
         Decrease in prepaid expenses and other current assets                 642      2,090
         Increase (decrease) in accounts payable and accrued liabilities      (957)       304
         Increase in deferred revenue                                          607        125
                                                                           -------    -------
Net cash provided by continuing operations                                   7,596      2,834

Cash from discontinued operations
   Net change in assets and liabilities of discontinued operations              --        447
   Decrease in liabilities of discontinued operations                         (837)    (2,927)
                                                                           -------    -------
Net cash used in discontinued operations                                      (837)    (2,480)

Cash from investing activities
   Purchase of property and equipment                                         (417)      (710)
   Sales and purchases of marketable securities, net                        (6,617)     7,972
   Investment in business venture, net                                        (260)        --
   Increase in other assets                                                   (261)      (228)
                                                                           -------    -------
Net cash provided by (used in) investing activities                         (7,555)     7,034

Cash from financing activities
   Proceeds from issuance of stock, net of issuance costs                      327        135
   Acquisition of treasury stock                                            (1,487)        --
                                                                           -------    -------
Net cash provided by (used in) financing activities                         (1,160)       135

                                                                           -------    -------
Effect of exchange rate on cash and cash equivalents                           (20)      (237)
                                                                           -------    -------
Increase (decrease) in cash and cash equivalents                            (1,976)     7,286
Cash and cash equivalents at beginning of period                            20,593     12,822
                                                                           -------    -------
Cash and cash equivalents at end of period                                 $18,617    $20,108
                                                                           =======    =======

                             See accompanying notes.

                             PERVASIVE SOFTWARE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

1.   General and Basis of Financial Statements

     The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the "Company" or "Pervasive"). All material intercompany accounts and transactions have been eliminated in consolidation.

     The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended June 30, 2001, which are contained in the Company's Annual Report filed on Form 10-K on September 28, 2001 (File No. 000-23043). The results of operations for the three and nine month periods ended March 31, 2002 and 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2.   Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                      Three months ended   Nine months ended
                                                                          March 31,            March 31,
                                                                      ------------------   -----------------
                                                                       2002       2001      2002       2001
                                                                      -------    -------   -------   -------
Numerator:
   Net income (loss) ..............................................   $ 1,717    $   236   $ 3,489   $(2,522)
                                                                      =======    =======   =======   =======
Denominator:

Denominator for basic earnings (loss) per share -  weighted
   average shares .................................................    16,861     15,843    16,862    15,843

   Effect of dilutive securities:
      Employee stock options ......................................     1,356      1,332       820        --
                                                                      -------    -------   -------   -------
      Potentially dilutive common shares ..........................     1,356      1,332       820        --
                                                                      -------    -------   -------   -------
Denominator for diluted earnings (loss) per share -
   adjusted weighted average shares and assumed conversions .......    18,217     17,175    17,682    15,843
                                                                      =======    =======   =======   =======
Basic earnings (loss) per share ...................................   $  0.10    $  0.01   $  0.21   $ (0.16)
                                                                      =======    =======   =======   =======
Diluted earnings (loss) per share .................................   $  0.09    $  0.01   $  0.20   $ (0.16)
                                                                      =======    =======   =======   =======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.   Comprehensive Income

     The components of comprehensive income (loss) are as follows:

                                               Three months ended    Nine months ended
                                                    March 31,            March 31,
                                               ------------------    -----------------
                                                2002        2001      2002       2001
                                               ------       -----    ------    -------
Net income (loss) ..........................   $1,717       $ 236    $3,489    $(2,522)

Foreign currency translation adjustments ...      (38)       (429)     (276)      (770)
                                               ------       -----    ------    -------

Comprehensive net income (loss) ............   $1,679       $(193)   $3,213    $(3,292)
                                               ======       =====    ======    =======

4.   Option Exchange Program

     In July 2001, the Company implemented an option exchange program allowing employees to exchange all stock options to purchase shares of the Company's stock under the Pervasive Software Inc. 1997 Stock Incentive Plan (the Plan) for new options under the Plan. The Company cancelled stock options, representing approximately 770,000 shares, previously granted to those employees who voluntarily participated in the program in exchange for new options, representing an equal number of shares, to be granted on or after February 27, 2002 at an exercise price equal to the fair market value of the Company's common stock on the grant date. On March 4, 2002, the Company granted new options representing approximately 726,000 shares to active employees who participated in the option exchange program. The program was organized to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and is not expected to result in any additional compensation charges or variable plan accounting.

5.   Change in Accounting Principle

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this accounting standard for business combinations initiated after June 30, 2001.

     The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Statement 142 discontinues the amortization of goodwill and requires future periodic testing of goodwill for impairment. In addition, Statement 142 requires reassessment of the useful lives of previously recognized intangible assets. With the adoption of Statement 142, the Company ceased amortization of goodwill as of July 1, 2001.

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

                                                                 Three months ended   Nine months ended
                                                                      March 31,           March 31,
                                                                 ------------------   -----------------
                                                                    2002     2001      2002      2001
                                                                   ------   -----     -----------------
Reported net income (loss)                                         $1,717   $ 236     $3,489   $(2,522)
Goodwill amortization (net of tax)                                     --      26         --        78
Effect of adoption of new accounting principle (net of tax)            --      --        676        --
                                                                   ------   -----     ------   -------
Adjusted net income (loss)                                         $1,717   $ 262     $4,165   $(2,444)
                                                                   ======   =====     ======   =======

Basic earnings (loss) per share:
   Reported net income (loss)                                      $ 0.10   $0.01     $ 0.21   $ (0.16)
   Goodwill amortization (net of tax)                                  --      --         --        --
   Effect of adoption of new accounting principle (net of tax)         --      --       0.04        --
                                                                   ------   -----     ------   -------
   Adjusted net income (loss)                                      $ 0.10   $0.01     $ 0.25   $ (0.16)
                                                                   ======   =====     ======   =======

Diluted earnings (loss) per share:
   Reported net income (loss)                                      $ 0.09   $0.01     $ 0.20   $ (0.16)
   Goodwill amortization (net of tax)                                  --      --         --        --
   Effect of adoption of new accounting principle (net of tax)         --      --       0.04        --
                                                                   ------   -----     ------   -------
   Adjusted net income (loss)                                      $ 0.09   $0.01     $ 0.24   $ (0.16)
                                                                   ======   =====     ======   =======

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

Overview

     Pervasive Software is a leading worldwide provider of data management solutions and services which dramatically simplify the development, deployment and management of business applications for Small and Mid-size Enterprises
(SME). Our high-performance, flexible database, Pervasive.SQL(TM), is widely installed with more than 4.5 million server seats licensed to date. With Pervasive.SQL, independent software vendors (ISVs) can create sophisticated yet low-maintenance business applications that reach far beyond the desktop to easily share information from workstations to the Web. Our software is designed for integration by ISVs into Web or client/server applications sold to SMEs, which typically have environments with little to no IT infrastructure and require self-tuning, zero administration products. As a result, end-users can concentrate on running their businesses instead of managing the database underlying their applications, which is particularly critical to this large market.

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

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following represent our critical accounting policies:
          .    Revenue Recognition
          .    Sales Returns Reserve

     Revenue Recognition - We license our software through OEM license agreements with software developers, or ISVs, and through shrink-wrap software licenses, sold through ISVs, value-added resellers, or VARs, systems integrators and distributors. Revenues are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are generally recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to us. We generally provide telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. We accrue the cost of providing this support. Revenue from training is recognized when the related services are performed. We enter into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases.

     Sales Returns Reserve - We reserve for the cost of estimated sales returns, stock rotation and price protection rights as well as uncollectible accounts based on experience.

Results of Operations

     The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

                                                              Three months ended   Nine months ended
                                                                   March 31,           March 31,
                                                              ------------------   -----------------
                                                                  2002   2001         2002   2001
                                                                  ----   ----         ----   ----
Revenues ..................................................       100%   100%         100%   100%
Costs and expenses:
   Cost of revenues and technical support .................        18     21           18     23
   Sales and marketing ....................................        32     43           32     47
   Research and development ...............................        19     23           20     26
   General and administrative .............................        14     13           15     14
                                                                  ---    ---          ---    ---
Total costs and expenses ..................................        83    100           85    110
                                                                  ---    ---          ---    ---
Operating income (loss) ...................................        17     --           15    (10)
   Interest and other income, net .........................         2      3            2      3
   Income tax provision ...................................        (1)    (1)          (2)    (1)
                                                                  ---    ---          ---    ---
Income (loss) before adoption of new accounting principle..        18      2           15     (8)
                                                                  ---    ---          ---    ---
   Effect of adoption of new accounting principle .........        --     --           (2)    --
                                                                  ---    ---          ---    ---
Net income (loss) .........................................        18%     2%          13%    (8)%
                                                                  ===    ===          ===    ===

     Revenues

     Our revenues were $9.4 million in the three months ended March 31, 2002, a decrease of 12% from the $10.7 million reported for the comparable period in the prior fiscal year. Our revenues for the nine-month period ended March 31, 2002 decreased 12% to $27.6 million as compared to $31.3 million for the comparable period in the prior fiscal year. We attribute these revenue decreases to competitive pressures, a different discount structure in Japan following our new business venture formed in July 2001, and what we believe to be a general softening in the packaged client/server applications market, contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We believe that each of the above factors affecting revenue between the first three quarters of fiscal 2001 and fiscal 2002 could continue to negatively affect license revenues for Pervasive.SQL in the future.

     Licenses of our software operating on Windows NT or other Microsoft operating systems continue to represent approximately 80% of our revenues. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future.

     International revenues, consisting of all revenues from customers located outside of North America, were $5.0 million and $3.9 million in the three months ended March 31, 2001 and 2002, representing 47% and 41% of total revenues, respectively. International revenues were $14.3 million and $10.9 million in the nine months ended March 31, 2001 and 2002, representing 46% and 40% of total revenues, respectively. We attribute the decrease in international revenue during the first nine months of fiscal 2002 as compared to the first nine months of fiscal 2001 to competitive pressures, a different discount structure in Japan following our new business venture formed in July 2001, and what we believe to be a general softening in the packaged client/server applications market, contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We expect that international revenues will continue to account for a significant portion of our revenues in the future as we maintain and modify our international operations.

     Costs and Expenses

     Cost of Revenues and Technical Support. Cost of revenues and technical support consists of the cost to manufacture and fulfill orders for our shrink wrap software products, the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase, payment of license fees for third-parties' technologies embedded in our products and the costs to deliver professional services and training services to others. Cost of revenues and technical support was $2.3 million and $1.7 million in the three months ended March 31, 2001 and 2002, representing 21% and 18% of revenues, respectively. Cost of revenues and technical support was $7.3 million and $5.0 million for the nine month period ended March 31, 2001 and 2002, representing 23% and 18% of revenues, respectively. The decrease in cost of revenues and technical support is primarily related to a reduction in costs associated with technical support and training personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan, as well as reduced license fees for third-party technologies embedded in or bundled with our products. Cost of revenues and technical support decreased as a percentage of revenue primarily as a result of the reduction in costs. We anticipate that cost of revenues and technical support in the near term will be consistent with the costs incurred during the three months ended March 31, 2002, primarily as a result of the continued effect of the reduction in costs associated with technical support and training personnel following our reduction in force in June 2001, the formation of our new business venture in Japan and reduced license fees for third-party technologies.

     Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $4.5 million and $3.0 million in the three months ended March 31, 2001 and 2002, representing 43% and 32% of revenues, respectively. Sales and marketing expenses were $14.6 million and $9.1 million for the nine months ended March 31, 2001 and 2002, representing 47% and 32% of revenues, respectively. Sales and marketing expenses decreased in dollar amount primarily due to reduced costs associated with sales and marketing personnel and the formation of our new business venture in Japan. Sales and marketing expense decreased as a percentage of revenue primarily as a result of the decrease in expenses. We expect sales and marketing expenses in the near term will be consistent with costs incurred during the three months ended March 31, 2002, primarily as a result of the continued effect of reduced costs associated with sales and marketing personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan.

     Research and Development. Research and development expenses consist of personnel and related costs. Research and development expenses were $2.5 million and $1.7 million in the three months ended March 31, 2001 and 2002, representing 23% and 19% of revenues, respectively. Research and development expenses were $8.1 million and $5.4 million for the nine months ended March 31, 2001 and 2002, representing 26% and 20% of revenues, respectively. Research and development expenses decreased in dollar amount primarily due to reduced costs associated with research and development personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan. We anticipate that research and development expenses in the near term will be consistent with the costs incurred in the three months ended March 31, 2002, primarily as a result of the continued effect of the reduction in costs associated with research and development personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan.

     Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods. Accordingly, we charged all software development costs to research and development expenses.

     General and Administrative. General and administrative expenses consist of the personnel and other costs of our finance, human resources, information systems and administrative departments. General and administrative expenses were $1.4 million and $1.3 million in the three months ended March 31, 2001 and 2002, representing 13% and 14% of revenues, respectively. General and administrative expenses were $4.4 million and $4.1 million for the nine months ended March 31, 2001 and 2002, representing 14% and 15% of revenues, respectively. We attribute the decrease in dollar amount primarily to the reduction in costs associated with general and administrative personnel and the formation of our new business venture in Japan. We believe that our general and administrative expenses in the near term will be consistent with costs incurred in the three months ended March 31, 2002, primarily as a result of the continued effect of the reduction in costs associated with general and administrative personnel and the formation of our new business venture in Japan.

     Provision for Income Taxes. Provision for income taxes was approximately $0.1 million in the three months ended March 31, 2001 and 2002. Provision for income taxes was approximately $0.4 million and $0.5 million for the nine months ended March 31, 2001 and 2002, respectively.

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

Liquidity and Capital Resources

     Cash provided by continuing operations was $2.8 million and $7.6 million for the nine months ended March 31, 2001 and 2002, respectively. Cash provided by continuing operations for the nine months ended March 31, 2002 resulted primarily from net income from continuing operations and decreases in trade accounts receivable, offset by a decrease in accounts payable and accrued liabilities. Cash provided by continuing operations during the comparable period in the prior fiscal year resulted primarily from a decrease in prepaid expenses and other current assets offset by a net loss from continuing operations.

     During the first nine months of fiscal 2001, we received net proceeds of $8.0 million from the sale or maturity of marketable securities. During the first nine months of fiscal 2002 we had a net investment of $6.6 million in marketable securities. In addition, we purchased property and equipment totaling approximately $0.7 million and $0.4 million in the nine months ended March 31, 2001 and 2002, respectively. This property consisted primarily of computer hardware and software.

     We have a stock repurchase plan in place whereby we may repurchase shares of our common stock up to a total of $5.0 million through July 21, 2002. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. As of March 31, 2002, we had repurchased approximately 686,000 shares of common stock at an aggregate cost of approximately $1.5 million.

     We are exploring new opportunities to build, license or acquire products and services for introduction to and through our expansive worldwide channel. Any such transactions could cause us to issue dilutive equity securities, reduce our cash and marketable securities, or incur debt or contingent liabilities.

     On March 31, 2002, we had $27.6 million in working capital, including $31.7 million in cash, cash equivalents and marketable securities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Germany, France, England, and Belgium and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the three or nine months ended March 31, 2002. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2001.

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

Our Performance Depends on Market Acceptance of Pervasive.SQL

     We derive substantially all of our revenues from the license of our Pervasive.SQL products. In particular, we are becoming increasingly dependent on market acceptance of our Pervasive.SQL 2000 product introduced in June 1999 and related upgrades, as revenues from our older database products, Btrieve and Pervasive.SQL 7, have declined and are expected to continue to decline in subsequent quarters. Market acceptance of Pervasive.SQL 2000 may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and what we believe is a softening in the market for client/server applications of the type built on Pervasive.SQL 2000. Market acceptance of Pervasive.SQL 2000 and future upgrades also may be influenced by factors in our control such as product quality, relative demand for feature and functionality upgrades and any future price increases.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account For a Significant Percentage of Our Revenues

     The loss of a major distributor, changes in a distributor's payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors, value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the nine months ended March 31, 2002, two distributors combined accounted for an aggregate of approximately 17% of our revenues, as compared to the nine months ended March 31, 2001, where three distributors accounted for an aggregate of approximately 16% of our revenues. Additionally, we estimate that approximately 20% of our revenues in the nine months ended March 31, 2002 were from sales related to accounting software applications. We expect we will continue to depend on a limited number of distributors and sales related to accounting software applications for a significant portion of our revenues in future periods. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

We Depend on International Sales and Operations

     We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the quarter ended March 31, 2002, we derived 41% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

          *Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32199).

          ** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).

          *** Incorporated by reference to the Company's Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

     (b)  Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2002                 PERVASIVE SOFTWARE INC.
                                    (Registrant)


                                    By: /s/ John E. Farr
                                        ----------------------------------------
                                        John E. Farr
                                        Chief Financial Officer (Duly Authorized
                                        Officer and Principal Financial Officer)

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