Form 10-K
period 2002-06-30
PERVASIVE SOFTWARE INC
filed 2002-09-27
CIK 1042821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23043

PERVASIVE SOFTWARE INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2693793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12365 Riata Trace Parkway, Building B
Austin, Texas 78727
(Address of principal executive offices)

(512) 231-6000
(Registrant’s telephone number, including area code)
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

(1)	Yes	✓	No

(2)	Yes	✓	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

As of September 20, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $37,184,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 20, 2002 there were 16,662,443 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s Annual Meeting of Stockholders to be held on November 11, 2002.

PERVASIVE SOFTWARE INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
JUNE 30, 2002

i

PART I

ITEM 1.    BUSINESS

The statements contained in this Report on Form 10-K and in the Annual Report that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. Please see “Risk Factors that May Affect Future Results,” “Special Note Regarding Forward-Looking Statements” and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

Overview

Pervasive Software is a leading worldwide provider of embedded data management solutions and services to support the development, deployment and management of mission-critical business applications. Our high-performance, flexible database, Pervasive.SQL™, is widely installed with more than 5 million server seats licensed to date. Pervasive.SQL offers advanced data management technology combined with a very low total cost of ownership (TCO), resulting in an average 7-to-1 improvement over another competitor’s database, according to a September 2001 Aberdeen Group study. With Pervasive.SQL, independent software vendors (ISVs) can create sophisticated yet low-maintenance business applications that reach far beyond the desktop to easily share information from workstations to the Web. Our software is designed for integration by ISVs into Web or client/server applications sold to small to mid-size enterprises (SMEs), which typically have environments with little to no information technology (“IT”) infrastructure and require self-tuning, low-administration products. As a result, end-users can concentrate on running their businesses instead of managing the database underlying their applications, which is particularly critical to this large market.

Industry Background

Cahners In-Stat Group (Cahners) estimates mid-sized businesses (100-999 employees) will spend approximately $13.4 billion on computer software in 2002, consistent with Cahners’ estimates for 2001. Further, Cahners expects this spending to grow at a modest positive annual rate of 3% until 2005. Likewise, computer software spending by small businesses (5-99 employees) is expected to show a slight increase of 3% in 2002 over estimates for last year, reaching nearly $36 billion. SMEs are clearly under continuing pressure to stretch their limited IT resources and improve productivity across their firms. However, Cahners believes the slowing economy is not expected to have a long-term effect for SMEs.

According to META Group’s Worldwide IT Trends and Benchmark Report 2002, the trends in work profiles, i.e., the distribution of effort in IT organizations, show a return move toward prepackaged software usage with a 5.8% increase over the prior year. Packaged application vendors, specifically ones focused in the SME markets continue to drive the requirements for embedded technologies as part of their overall solution.

We believe this macroeconomic environment will favor Pervasive over the competition, as it heightens sensitivity to Pervasive’s strengths of high-performance, embedded solutions at a low cost. Continued pressure on the level of IT investment indicates companies are likely to continue to delay major application conversions and instead enhance and expand the lives of current applications, many of which are packaged applications, rather than seek alternatives. Pervasive is well positioned to benefit from these extended applications, as well as from new application development when companies look to Pervasive as the TCO leader. On the other hand, Pervasive may be negatively impacted by those SMEs who make brand-name decisions, rather than pure cost or performance decisions, when given a choice of database for their application. Overall, Pervasive expects continued demand for Pervasive.SQL upgrades and licenses for the foreseeable future.

Pervasive Business Model

Pervasive has operations in Austin, Texas; Brussels; Frankfurt; London; Paris and Warsaw, and a joint venture in Japan. We sell products worldwide in more than 100 countries through direct and channel distribution. Our channel includes more than 10,000 independent software vendors, developers, value-added resellers and partners who have built or deployed applications on top of our platform.

Many SME organizations with limited IT resources rely on this channel to help them develop, deploy and maintain business-critical applications. Our products and marketing approach are specifically tailored to meet the needs of our channel partners and their customers. In particular, we have designed sales, marketing, training and licensing programs to encourage development of new Web and client/server applications with Pervasive.SQL. We believe our sharp focus on our customers and their end-users provides us with multiple sales opportunities, a cost-effective, value-added source of service and technical support and a large, loyal and well-educated channel that develops and deploys applications using our offerings.

The Pervasive Core Offering

Pervasive.SQL, our core product offering, combines the high performance associated with enterprise-class databases with numerous low-maintenance features and is ideally suited for Web and client/server based mission-critical applications deployed on a variety of the most popular operating systems.

Our offerings allow a broad range of customers to:

•	Build low total cost of ownership applications for use in SME environments characterized by little to no IT infrastructure or in departments within large enterprises;

•	Develop, upgrade or migrate applications that support a broad range of operating systems, including Windows, NetWare and Linux; and

•	Embed our database inside their application, permitting development of a tightly integrated application.

Sales of our most-recent version, Pervasive.SQL 2000i, continued strong in fiscal year 2002, a testament to its high product quality. Development continued during the year on the next release of Pervasive.SQL. This version, V8, which is slated for release in mid-fiscal year 2003, incorporates many of the most-requested customer features and benefits, as well as a boost in performance, providing compelling reasons for upgrades.

The Pervasive Strategy

Pervasive’s goal is to be the leading, best-value source of high-performance, embedded database and information management products powering mission-critical applications. Our database and information management offerings are tailored to meet the specific needs of independent software vendors (ISVs) and value-added resellers (VARs) who serve the SME market, and we invest in partnering programs that create a sense of community and communication between Pervasive and our customers. Key elements of our strategy are:

Grow Our Core Business

Leverage Our Core Competencies—Our low total cost of ownership database is widely installed with more than 5 million server seats licensed since our inception in 1994. Many of these seats are deployed in SME organizations who have not yet adopted the latest generation of our database products. Hence, we believe we have a significant opportunity in upgrading these seats to our current or next-generation Web and client/server database products. We plan to reach these customers through our loyal channel of ISVs, VARs, systems integrators and consultants and continue to seek their input to guide our product development activities. We intend to conduct joint marketing programs with our channel partners and customers encouraging upgrades to recent versions of our database, upgrades of additional user counts, upgrades to new or additional platforms, as well as upgrades of the ISVs’ applications themselves.

Our ongoing and past investments in training and educating our customers worldwide, our long-term relationships with ISVs and VARs and our success in encouraging them to embed our products into their applications have created a competitive advantage in the marketplace. Our channel approach is designed to further the integration of our products into Web and client/server applications and to stimulate sales of the ISVs’ applications themselves. We intend to continue to build customer loyalty by providing significant revenue opportunities, meaningful certification programs and other offerings via our enhanced marketing, training, consulting and lead-sharing programs, as well as by ensuring customer satisfaction through improved support programs.

Continue Our Obsession with Customer Success—Much of our success can be attributed to our obsessive focus on our customers’ success. We intend to continue this focus and will continue to vigorously monitor customer satisfaction through both internal and external surveys and tie results to our company-wide internal bonus program. Customer feedback, for example, has led us to expand the self-help areas of our Web site. These efforts were recently recognized by an award from the Association of Support Professionals, which named Pervasive’s Web site one of the top 10 best Web support sites in 2002.

Address Markets Which Require High-value, Embedded Database Technology—We have excelled in simplifying the complexity associated with data management for thousands of client/server applications, representing nearly every industry in every major region of the world. It is extensive communication with a diverse set of customers that enables us to understand their needs and prioritize the requirements for future product development. This includes identifying needs relevant to a particular horizontal or vertical market. We intend to leverage our understanding of, as well as our success in, these markets for new business development. We have relative strength in many markets, including:

•	Accounting—powering more than half of the top 20 applications for the SME market;

•	Healthcare—serving ISVs who deliver applications for use by a broad range of healthcare institutions, ranging from large hospitals to small clinics and offices; and

•	Banking, financial services, retail point-of-sale and other markets requiring high-volume transactions.

Develop Value-add, Third-party Partnerships—Further, we intend to explore opportunities to partner with third-party development tool vendors where the Pervasive data management solution is a natural and compelling migration path from their proprietary data management solution, and in cases where Pervasive’s strengths of performance, embeddability and low total cost of ownership overshadow brand preferences.

Expand the Product Line.    Pervasive has achieved success by delivering a single product—a data management solution—to run mission-critical applications in tens of thousands of companies. This has been accomplished through the establishment and cultivation of a very large channel. We believe additional success can be achieved by expanding our product line and marketing new products to our established customer base, working exclusively through our channel. We have developed a framework for this expansion, which we are calling the Pervasive Ecosystem. The Ecosystem is comprised of several new product categories, such as data transfer and replication, decision support, database utilities and system management tools. We expect to accomplish this product line expansion through internal development, licensing and acquisition. Product line expansion may also be derived from the acquisition of other complementary embedded data management products and /or companies that represent an opportunity for Pervasive to increase the size of its core customer base.

Remain Committed to Continued Profitability.    Since March 2001, we have reported six consecutive quarters of improving profitability. Our improving profitability has been consistent with our quarterly financial guidance and is a result of: 1) our sharp focus on our core data management business; 2) consistent license revenue in each of our primary geographies and channels; and 3) prudent expense management. This excellent performance was achieved in the midst of a very difficult economic environment. We remain committed to profitability and believe it will continue through our prudent management of expenses, increasing marketing and sales productivity around the globe and as a result of our next-generation product releases and product line expansion anticipated in fiscal year 2003.

Offerings

Pervasive has a wide range of database and information management product offerings that enable software developers, application service providers, Web and systems integrators, consultants and value-added resellers to quickly and easily develop, deploy and maintain Web and client/server applications for SMEs. The resulting applications enable organizations in multiple industries to automate a wide range of business critical functions. The following table describes our comprehensive line of database products and development tools:

Product	Description	Platforms

Pervasive.SQL Server
High performance transactional and relational database engine targeted at high volume transaction applications and optimized for reporting, ad hoc query and decision support systems, in Web and client/server computing environments.
Windows NT/ 2000, NetWare Linux

Pervasive.SQL Workgroup	Multi-user configuration of Pervasive.SQL for environments without a dedicated network server and which allows for migration to Web and client/server with little or no code changes.	Windows 95/98/ME/NT/ 2000/XP

Pervasive.SQL Workstation	Single user version of Pervasive.SQL that allows for migration from single user to workgroup or Web and client/server with little or no code changes.	Windows 95/98/ME/NT/ 2000/XP

Pervasive.SQL Software Developer Kit
Developer kit for Pervasive.SQL that provides tight integration with leading development tools such as Microsoft’s Visual Basic, Visual C++, and Visual Studio.NET, Magic, Borland’s JBuilder and Delphi and supports industry standards such as ODBC, JDBC, and OLE DB.
Windows 95/98/ME/NT/ 2000/XP, NetWare, Linux

Pervasive.SQL I*net Data Server	Server that provides for the Internet enabling of existing Pervasive.SQL and Btrieve applications with little or no code changes.	Windows NT

Pervasive DataExchange
Data Continuity Solution—maintains an up-to-date warm standby system at an offsite location with current data, to augment local tape backup.
Data Portal Solution—bridges the gap between existing systems and the Web or data warehouse.
Data Synchronization Solution—automates the near real time sharing of data between locations.
Windows 95/98/ME/NT/ 2000/XP

Our line of database and information management software offers the high performance associated with enterprise databases combined with the simplicity of our low maintenance technology. These products enable our independent software vendor and value-added reseller customers to more profitably develop, deploy and maintain Web and client/server applications that provide robust functionality and low total cost of ownership in SME environments with limited IT resources. Pervasive’s database and information management software simplifies development by enabling developers to write applications capable of running on multiple platforms and being scalable with little or no modification from single user workstation to Web and client/server environments. Business critical applications built on our databases enable organizations to implement Web and client/server systems and automate critical business functions without the costs and complexities typically associated with enterprise-class applications and databases.

In addition, we offer the Pervasive.SQL Software Developer Kit and our on-line Developer Center, which include tools, documentation, sample code and licenses to enable programmers to quickly and easily develop and test applications that embed our databases. The Pervasive.SQL Software Developer Kit and our on-line Developer Center are designed to attract new independent software vendors to the Pervasive.SQL development community and provide tight integration with leading development tools such as Microsoft’s Visual Basic,

Visual C++, and Visual Studio.NET, Magic, Borland’s JBuilder and Delphi and supports industry standards such as ODBC, JDBC and OLE DB.

Product Characteristics

The following table describes the principal characteristics and benefits of our database and information management product offerings.

Product Characteristics	Description	Benefits

Embeddable	Designed to be “hidden” inside an application, permitting development of a tightly integrated application.	Allows broad deployment of complex distributed applications into environments with minimal or no IT infrastructure.

Small Memory Footprint	Internal memory requirements: Workstation/Workgroup 10 MB Server 32 MB	Maximizes resources available to the application and enables operation on a wide range of hardware.

Simplified Data Management Features	Pervasive.SQL automates administrative functions, such as disk space allocation, memory and index management, which significantly reduces the need for ongoing maintenance.	Requires a minimum level of IT support making complex and cost effective Web and client/server applications easily adaptable to meet ever-changing business demands.

Multi-platform Deployment	Pervasive.SQL supports a broad range of operating systems. Server: Windows NT/2000, NetWare and Linux Workstation/Workgroup: Windows 95/98/ME/NT/2000/XP	Provides flexibility and leverages existing company standards and infrastructures, decreasing training time and increasing productivity, while allowing the user to use the best tools for the job.

Portability	Deployments of Pervasive.SQL can be easily migrated to any supported platform.	Allows development and deployment to be done on the most optimal platform that meets the business and resource requirements.

Reliability	Pervasive.SQL is based on industry-proven technology.	Provides high degree of data integrity and stability to business applications.

Configurability	Pervasive.SQL can access local and distributed data simultaneously.	Enables the storage and processing of databases to be distributed throughout the network.

Application Scalability	Applications can run in any configuration from single-user workstation to supporting thousands of concurrent users in client/server and Web environments.	Offers cost savings for developers and end users because a single application can be deployed in multiple configurations without modification.

Industry Standard Connectivity	Industry standard interfaces enabling any application to communicate with any database.	Allows ODBC, JDBC and OLE DB compliant applications to access data stored in a Pervasive.SQL database.

Common MicroKernel Database Engine	Transactional and relational applications can simultaneously share common databases.	Allows developers to choose the appropriate data access method: transactional access for high volume and relational access for reporting, queries and decision support.

Advanced Replication and Synchronization Capability
Our DataExchange product offers targeted solutions to data movement and synchronization requirements like maintaining an offsite warm backup, driving transactional data into a data portal and connecting remote databases.
Ensures mission critical data is where it is needed, when it is needed.

Sales and Marketing

Our sales and marketing organizations focus on our worldwide channels by targeting software developers who build Web and client/server applications and the Web and systems integrators, consultants and value-added resellers who sell and implement the applications to end users. Our marketing organization has primary responsibility for product direction and has developed a number of programs utilized by the sales organization to support our channel partners, such as our Original Equipment Manufacturer (“OEM”) program for independent software vendors and partner programs for Web and systems integrators, consultants and VARs. These programs are worldwide in scope and capture leads from a variety of activities including direct response marketing and advertising, joint marketing and public relations.

Our OEM program focuses on recruiting and retention of independent software vendors worldwide who embed our products on an OEM basis. The OEM program is designed to build mutually beneficial strategic relationships between Pervasive and our independent software vendors and generate ongoing royalties for us through licensing contracts, which are typically for three-year terms. This program offers our OEM partners joint marketing services, volume discounts, specialized technical support, training and consulting, which enable delivery of tightly integrated solutions to end users.

Our other sales and marketing programs recruit and retain software developers and channel partners who develop applications that are designed to be deployed with shrink-wrap versions of our database products. These programs include trade shows, direct mail, telemarketing and telesales activities and hands-on seminars that are designed to further recruit, develop, support and train software developers and channel partners to facilitate the deployment of Web and client/server applications based on our products. If the sales volumes of these applications become sufficient, the sales group recruits these software developers into our OEM program.

The international sales organization utilizes a channel of distribution partners and OEMs worldwide. The distribution partners implement sales and marketing programs for a particular region, typically using our distributor or master distributor programs. In addition to managing these distributor relationships, the international sales group recruits and supports software developers and channel partners with the same programs as the domestic sales groups. We currently have international offices located in Brussels, Frankfurt, Paris, London and Warsaw and a joint venture in Japan.

Customer Service and Technical Support

We offer multiple levels of worldwide customer services, including technical support, professional consulting services, training and product maintenance. First level, or front line, support responds to most customer inquiries that are routine in scope via telephone and email. Second level, or back line, support responds to escalated technical issues and supports our large partners with dedicated technical expertise. Self-help support is also available via our award-winning Web site, which includes a searchable knowledge base, answers to frequently asked questions and technical white papers. Customer service is provided at no charge for the first 30 days after initial purchase for installation questions and at any time via our Web site. After 30 days, we offer contract and fee-based per-incident and premium support programs.

Our customer service team will, in appropriate situations, fulfill demand for fee-based consulting services from our software developer customers and channel partners. These consulting services may include development services to migrate existing applications to the Web, upgrade existing applications to the latest Pervasive.SQL release, and optimize database functionality through performance testing, database schema design and review, and DataExchange services. Consulting opportunities are often referred to our channel partners to strengthen channel loyalty, build the channel’s technical ability and increase the resource base available for future growth.

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

Worldwide customer support, professional services and training are provided through our corporate offices in Austin, Texas. International customer support is complemented by our call center in Brussels, Belgium and via our recently enhanced multi-lingual support Website.

Research and Development

We have made substantial investments in research and development through both internal development and technology acquisition. As of June 30, 2002, we had 40 employees in research and development, and our research and development expenditures for continuing operations for fiscal 2000, 2001 and 2002 were $13.7 million, $10.5 million and $7.1 million, respectively. In July 2000, we reduced our workforce by approximately 100 employees, the majority of whom were in research and development and technical support relating to our discontinued Tango product line. In June 2001, we reduced our workforce by approximately 40 employees, some of whom were in research and development and technical support relating to our Pervasive.SQL database products. We will continue to invest heavily in focused research and development resources to further our vision of software development environments that dramatically simplify the development, deployment and maintenance of Web and client/server applications.

Our development efforts consist primarily of improving the performance of existing product features and adding new differentiating product features to simplify the development and deployment of our products on multiple computer and network operating systems. We continue to focus development activities on enhancing Pervasive.SQL with performance, features and functionality required by SME customers today and the channel of ISVs, VARs and consultants who serve them.

We are also continuing to invest in data replication technology for deployment into customer environments where high availability and security of data is a critical need. Pervasive DataExchange offers targeted solutions to data movement and synchronization requirements like maintaining an offsite warm backup, driving transactional data into a data portal and connecting remote databases.

Technology

Pervasive.SQL utilizes our MicroKernel Database Architecture Engine (“MKDE”) architecture. A primary feature of the MKDE architecture is that it enables applications to have simultaneous transactional and relational access to data. Pervasive.SQL provides a number of advantages over other database management systems including:

•	Multi-platform functionality (Windows 95/98/ME/NT/2000/XP, NetWare, Linux), including complete database file compatibility between platforms;

•	Integration with leading development tools such as Visual Basic, Visual C++, Visual Studio.NET, Magic, JBuilder, Delphi and COBOL;

•	Support of leading standards such as ODBC, JDBC and OLE DB;

•	Scalability, from single-user workstations to workgroups, client/server systems and the Web;

•	Increased concurrency and scalability with row level locking technology;

•	History of compatibility with existing applications and data file formats to support our developer community;

•	Enhanced automatic tuning designed to increase performance and decrease cost of ownership;

•	Support for larger storage needs (up to 64 gigabytes per table);

•	Smart data management components for simplified installation and system configuration;

•	Database management utilities to expedite data import, export and recovery tasks;

•	Simultaneous transactional and relational access to the same data; and

•	Built-in database recovery capabilities.

Applications based on Pervasive database engines can scale from single-user workstations to client/server and Web environments without re-linking or changing code.

The database configurations available include the following:

•
Server. In a Web environment, a small requestor module on the Web application server routes requests to the server database engine. In a networked client/server environment, a workstation requestor routes requests to the server database engine. These configurations optimize performance and the use of application server or workstation resources.

•
Workgroup. The workgroup configuration enables shared access to data files by a small team of users. The workgroup technology is suited for environments that support peer-to-peer networking but do not have a dedicated database server.

•
Single-User Workstation. The single-user workstation configuration provides mobile and stand-alone operation. All database components reside locally, and data files are stored on the workstation’s disk drive. This configuration is used when the workstation is not connected to a network or when data files do not need to be shared.

Competition

We encounter competition for our database products primarily from large, public companies, in particular, Sybase’s small memory footprint database software product, SQL Anywhere, and Microsoft’s product, SQL Server. Microsoft has devoted resources to making its SQL Server product increasingly applicable to the market for our products. We believe that Microsoft will continue to incorporate SQL Server technology into its operating system software and certain of its server software offerings, possibly at no additional cost to its users. Microsoft’s activities could materially adversely affect sales of our products on the Windows platform. In addition, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established and emerging companies.

Proprietary Rights

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the intellectual property rights of others. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors, such as the technological and creative skills of our personnel, new research and developments, frequent product enhancements, name recognition and reliable product maintenance, are essential to establishing and maintaining a technology leadership position. We license our database software products primarily under “shrink wrap” licenses (i.e., licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package.

Employees

As of June 30, 2002, we employed 146 full-time employees, including 50 in sales and marketing, 40 in research and development, 31 in customer service and technical support, and 25 in general and administrative. We are not subject to any collective bargaining agreement, and we believe that our relationships with our employees are good.

Facilities

Our leased headquarters facility in Austin, Texas, consists of approximately 91,000 square feet. The facility provides additional space and expansion options and is leased through September 2008. We currently lease international offices in Brussels, Frankfurt, Paris, London and Warsaw. We continue to be obligated under a lease for office space in Toronto, which we currently have subleased to a third party.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones we face. Any of the following risks could harm our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. Please see the “Special Note Regarding Forward-Looking Statements” elsewhere in this Report on Form 10-K.

Our Financial Results May Vary Significantly from Quarter to Quarter

Our operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside of our control. These factors include:

•	Fluctuations in demand for our products or upgrades to our products;

•	Fluctuations in the demand for and deployment of client/server applications in which our Pervasive.SQL products are designed to be embedded;

•	Fluctuations in demand for our products due to the potential deteriorating economic conditions on our customer base;

•	Seasonality of purchases and the timing of product sales and shipments;

•	Unexpected delays in introducing new products and services or improvements to existing products and services;

•	New product releases, licensing models or pricing policies by our competitors;

•	Acquisitions or mergers involving us, our competitors or customers;

•	Impact of changes to our product distribution strategy and pricing policies;

•	Lack of order backlog;

•	Loss of a significant customer or distributor;

•	Changes in purchasing and/or payment practices by our distributors or other customers;

•	A reduction in the number of independent software vendors, or ISVs, who embed our products or value-added resellers, or VARs, who sell and deploy our products;

•	Changes in the mix of domestic and international sales;

•	Impact of changes to our geographic investment levels and business models;

•	Changes in the cost of routine business activities, e.g., the increasing cost of directors and officers’ liability insurance premiums;

•	Losses associated with discontinued operations;

•	Changes in our business plan or strategy; and

•	Changes in generally accepted accounting principles.

Our revenues in fiscal year 2002 decreased from the previous fiscal year due to a combination of factors, including: competitive forces, a different discount structure in Japan following our new business venture formed in July 2001, and what we believe to be a general softening in the packaged client/server applications market contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We believe certain of these factors could continue to negatively affect sales of our Pervasive.SQL products in the future. Significant portions of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if our revenues are below our expectations, our operating results are likely to be adversely and disproportionately affected. In addition, we may change our prices, modify our distribution strategy and policies, accelerate our investment in research and development, sales or marketing efforts in response to competitive pressures or pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations.

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

In June 2001, we reduced our workforce by approximately 40 employees, or 20% of our worldwide workforce, to further improve profitability and as a precautionary measure in light of the continued uncertain economic environment. The reduction resulted in a non-recurring charge in the fourth quarter of fiscal year 2001 of $2.5 million, including a charge for the workforce reduction and related charges for idle leased facilities and certain intangible assets. Our operating results have fluctuated in the past due to these charges.

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

In addition, we may experience fluctuations in our operating results based on our past and future acquisitions of businesses and product lines. For example, we incurred losses in the quarters ended December 31, 1998, December 31, 1999, March 31, 2000 and June 30, 2000; primarily due to losses incurred by the now discontinued Tango product line.

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

Our Performance Depends on Market Acceptance of Pervasive.SQL

We derive substantially all of our revenues from the license of our Pervasive.SQL products. In particular, we are increasingly dependent on market acceptance of our Pervasive.SQL 2000 product introduced in June 1999 and related upgrades, as revenues from our older database products, Btrieve and Pervasive.SQL 7, have declined and are expected to continue to decline in subsequent quarters. Market acceptance of Pervasive.SQL 2000 may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and what we believe is a softening in the market for client/server applications of the type built on Pervasive.SQL 2000. Market acceptance of Pervasive.SQL 2000 and future upgrades also may be influenced by factors in our control such as product quality, relative demand for feature and functionality upgrades and any future product announcements or price changes.

Our Efforts to Develop and Maintain Brand Awareness of Our Products May Not be Successful

Brand awareness is important given competition in the market for data management products. We are aware of other companies that use the word “Pervasive” either in their marks alone or in combination with other words. We expect that it may be difficult or impossible to prevent third-party usage of the Pervasive name and variations of this name for competing goods and services. Competitors or others who use marks similar to our brand name may cause confusion among actual and potential customers, which could prevent us from achieving significant brand recognition. If we fail to promote and maintain our brand or incur significant related expenses, our business, operating results and financial condition could be materially adversely affected.

We May Face Problems in Connection With Future Acquisitions, Joint Ventures or Licensing Arrangements

In the future, we may acquire additional businesses, products and technologies, or enter into joint venture or licensing arrangements, that could complement, modify or expand our business. Our negotiations of potential acquisitions or joint ventures and our integration of acquired businesses, products or technologies could divert management time and resources. Any future acquisitions could require us to issue dilutive equity securities, reduce our cash and marketable securities, incur debt or contingent liabilities, amortize intangibles, or write-off purchased research and development and other acquisition-related expenses. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of acquisitions. In addition, market reactions to acquisitions are difficult to predict and if we do announce any future acquisitions, such market reactions may cause our stock price to fluctuate.

We May Face Problems in Connection With Product Line Expansion

In the future, we may acquire, license or develop additional products. Future product line expansion may require us to modify or expand our business. Further, future product line expansion may require us to reorganize by product line instead of by function and could divert management time and resources. If we are unable to fully integrate multiple products with our existing single-product operations, we may not receive the intended benefits of such product line expansion.

A Small Number of Distributors and Sales Related to Accounting Software Applications Account For a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors, value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the fiscal year ended June 30, 2002, two distributors combined accounted for an aggregate of approximately 21% of our revenues, as compared to fiscal year ended June 30, 2001, when three distributors accounted for an aggregate of approximately 12% of our revenues. Additionally, we estimate that approximately 20% of our revenues in the fiscal year ended June 30, 2002 were from sales related to accounting software applications. We expect we will continue to depend on a limited number of distributors and sales related to accounting software applications for a significant portion of our revenues in future periods. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

We Depend on Our Indirect Sales Channel

Our failure to continue to grow our indirect sales channel or the loss of a significant number of members of our indirect channel partners would have a material adverse effect on our business, financial condition and operating results. We do not have a substantial direct sales force, and we derive substantially all of our revenues from indirect sales through a channel consisting of independent software vendors, value-added resellers, system integrators, consultants and distributors. Our sales channel could be adversely affected by a number of factors including:

•	The emergence of a new platform resulting in the failure of independent software vendors to develop and the failure of value-added resellers to sell our products based on our supported platforms;

•	Pressures placed on the sales channel to sell competing products;

•	Our failure to adequately support the sales channel;

•	Competing product lines offered by certain of our indirect channel partners; and

•	Business model or licensing model changes of our channel partners or their competitors.

We cannot be certain we will be able to continue to attract additional indirect channel partners or retain our current partners. In addition, we cannot be certain our competitors will not attempt to recruit certain of our current or future partners. For example, in December 2000, Microsoft (a competitor) acquired Great Plains Software (an OEM that embeds our product into certain of its products and also a channel partner). This will likely have, and any similar transactions may have, an adverse effect on our ability to attract and retain partners.

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

We May be Unable to Protect Our Intellectual Property and Proprietary Rights

Our success depends to a significant degree upon our ability to protect our software and other proprietary technology. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, these measures afford us only limited protection. In addition, we rely in part on “shrink wrap” and “click wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. We cannot be certain that others will not develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets owned by us. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. Although we believe software piracy may be a problem, we are unable to determine the extent to which piracy of our software products occurs. In addition, portions of our source code are developed in foreign countries with laws that do not protect our proprietary rights to the same extent as the laws of the United States.

Although we are not aware that any of our products infringe upon the proprietary rights of third parties, we may be subjected to claims of intellectual property infringement by third parties as the number of products and competitors in our industry segment continues to grow and the functionality of products in different industry segments increasingly overlaps. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation, divert management attention and resources, cause product shipment delays or the loss or deferral of sales or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of intellectual property infringement against us, should we fail or be unable to either license the technology or similar technology or develop alternative technology on a timely basis, our business, operating results and financial condition could be materially adversely affected.

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

•	Developing and marketing, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements;

•	Avoiding difficulties that could delay or prevent the successful development, introduction or marketing of these products; or

•	Achieving market acceptance for our new products and product enhancements.

Our Software May Contain Errors or Defects

Errors or defects in our products may result in loss of revenues or delay in market acceptance, and could materially adversely affect our business, operating results and financial condition. Software products such as ours may contain errors, sometimes called “bugs,” particularly when first introduced or when new versions or enhancements are released. From time to time, we discover software errors in certain of our new products after their introduction. Despite our testing, current versions, new versions or enhancements of our products may still have errors after commencement of commercial shipments. Product errors can put us at a competitive disadvantage and can be costly and time-consuming to correct.

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

We expect that Microsoft’s commitment to and presence in the data management products market will substantially increase competitive pressures. We believe that Microsoft will continue to incorporate SQL Server database technology into its operating system software and certain of its server software offerings, possibly at no additional cost to its users. We believe that Microsoft will also continue to enhance its SQL Server database technology and that Microsoft will continue to invest in various sales and marketing programs involving certain of our channel partners.

Further, in December 2000, Microsoft acquired Great Plains Software, a channel partner of Pervasive. This, and any similar transactions may have an adverse effect on our ability to compete effectively.

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

We Face Significant Competition From Other Companies

We encounter competition for our database products primarily from large, public companies, including Microsoft, Oracle, Sybase, IBM and Progress. In particular, Sybase’s small memory footprint database software product, SQL Anywhere, and Microsoft’s product, SQL Server, directly compete with our products. In addition, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established or emerging companies providing database products based on existing, new or open-source technologies.

Application service providers (ASPs) may enter our market and could cause a change in revenue models from licensing of client/server and Web-based applications to renting applications. Our competitors may be more successful than we are in adopting these revenue models and capturing related market share.

Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Sybase, IBM, Progress or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs which may limit our ability to sell our products through particular distribution partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business. We cannot be certain we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

We Are Susceptible to a Shift in the Market for Client/Server Applications Toward Web-Based Applications

We have derived substantially all of our historical revenues from the use of our products in client/server applications. We expect to rely on continued market demand for client/server applications indefinitely. Although the market for client/server applications has grown in recent years, we believe that the rate of growth has slowed in recent quarters, that this trend may continue or accelerate in future quarters, and that other application platforms are emerging. In particular, we believe market demand may be shifting from client/server applications to Web-based applications. If so, this shift would be occurring before our product line has achieved market acceptance for use in Web-based applications. In addition, we cannot be certain that our existing client/server developers will migrate to Web-based applications and continue to use our products or that other developers of Web-based applications would select our data management products. Further, this shift may result in a change in revenue models from licensing of client/server and Web-based applications to renting of applications from application service providers. A decrease in client/server application sales coupled with an inability to derive revenues from the Web-based application market could have a material adverse effect on our business, operating results and financial condition.

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the fiscal year ended June 30, 2002, we derived 40% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

•	Foreign laws and business practices favoring local competition;

•	Dependence on local channel partners;

•	Compliance with multiple, conflicting and changing government laws and regulations;

•	Longer sales cycles;

•	Greater difficulty or delay in collecting payments from customers;

•	Difficulties in staffing and managing foreign operations;

•	Foreign currency exchange rate fluctuations and the associated effects on product demand and timing of payment;

•	Increased tax rates in certain foreign countries;

•	Difficulties with financial reporting in foreign countries;

•	Quality control of certain development, translation or localization activities; and

•	Political and economic instability.

We may expand or modify our operations internationally. Despite our efforts, we may not be able to expand or modify our operations internationally in a timely and cost-effective manner. Such an outcome would limit or eliminate any sales growth internationally, which in turn would materially adversely affect our business, operating results and financial condition. Even if we successfully expand or modify our international operations, we may be unable to maintain or increase international market demand for our products.

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

We Have Anti-Takeover Provisions

Our Restated Certificate of Incorporation and Bylaws contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals that a stockholder might consider favorable. It includes provisions to authorize the issuance of “blank check” preferred stock; establish advance notice requirements for stockholder nominations for elections to the Board of Directors or for proposing matters that can be acted upon at stockholders’ meetings; eliminate the ability of stockholders to act by written consent; require super-majority voting to approve certain amendments to the Restated Certificate of Incorporation; limit the persons who may call special meetings of stockholders; and provide for a Board of Directors with staggered, three-year terms. In addition, certain provisions of Delaware law and 1997 Stock Incentive Plan (the “1997 Plan”) may also have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals.

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

The rights become exercisable if a person or group hereafter acquires 15% or more of our common stock or announces a tender offer for 15% or more of our common stock. Such events, or if we are acquired in a merger or other business combination transaction after a person acquires 15% or more of our common stock, would entitle the right holder to purchase, at an exercise price of $18.00, a number of shares of common stock having a market value at that time of twice the right’s exercise price. Rights held by the acquiring person would become void. The Board of Directors can choose to redeem the rights at one cent per right at any time before an acquiring person hereafter acquires 15% or more of the outstanding common stock. The Rights Plan may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in the “Letter to Stockholders” in the Annual Report and this Report on Form 10-K under “Business,” “Risk Factors That May Affect Future Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements include statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Report on Form 10-K.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology.

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

ITEM 2.    PROPERTIES

Our leased headquarters facility in Austin, Texas, consists of approximately 91,000 square feet. The facility provides additional space and expansion options and is leased through September 2008. We currently lease international offices in Brussels, Frankfurt, Paris, London and Warsaw. We continue to be obligated under a lease for office space in Toronto, which we currently have subleased to a third party.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not a party to any material legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2002.

ITEM 4a.    EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, and their ages as of September 27, 2002, and biographical summaries are as follows:

Name	Age	Position
David Sikora	41	President, Chief Executive Officer and Director
John E. Farr	42	Chief Financial Officer and Corporate Secretary
Jeffrey S. Seiden	43	Vice President, Corporate Development
Suaad H. Sait	35	Vice President, Marketing
Chip G. Harmon	49	Vice President, North American Sales
Gilbert Van Cutsem	39	Vice President, EMEAA Sales and Marketing
Gary G. Allison	36	Vice President, Engineering and Customer Service
Michele B. Thompson	43	Vice President, Business Operations and Legal Affairs
Robert Reinauer	42	Chief Technology Officer

David Sikora has served as our President and Chief Executive Officer since July 2002 and as a director since February 2002. Prior to joining Pervasive, Mr. Sikora served as Chairman and Interim CEO of Powered, Inc., an e-learning software company, from October 2001 to February 2002, as Chairman and CEO of Question Technologies, Inc., an enterprise software company, from January 2000 to September 2002, and as President, CEO and director of Ventix Systems, Inc., an enterprise software company, from July 1998 to January 2000. Prior to joining Ventix, Mr. Sikora served as President and CEO of Houston-based ForeFront Group, Inc., an e-learning software company. Mr. Sikora currently serves as a director of several private companies. Mr. Sikora received his B.S. in Electrical Engineering Technology from the University of Houston and an M.B.A. from Harvard Graduate School of Business Administration.

John E. Farr has served as our Chief Financial Officer since July 2001. Previously, Mr. Farr served as our Vice President, Finance, from October 1998 to July 2001, as Director of Finance from April 1997 to October 1998 and as Controller from November 1994 to April 1997. Prior to joining Pervasive, Mr. Farr served as an auditor and in audit management for KPMG LLP, an international accounting firm from 1982 to 1994. Mr. Farr received a B.B.A. in Accounting from Southwestern University.

Jeffrey S. Seiden has served as our Vice President, Corporate Development, since April 2002. Before joining Pervasive, Mr. Seiden served as Vice President of Market Development for Question Technologies, Inc., an enterprise software company. Mr. Seiden was the principal founder, President and CEO of nuLogic Inc., an automation software company, for 10 years before its acquisition by National Instruments, Inc. in 1997, and has held executive and leadership positions at Austin Ventures AVLabs, Cambridge Robotic Systems, Inspex, Inc., and LTX Corporation. Mr. Seiden has served as a director or technology board member for several private companies, and continues to advise and mentor early stage entrepreneurs. Mr. Seiden earned his B.S. in Electrical Engineering from Syracuse University.

Suaad H. Sait has served as our Vice President, Marketing, since June 2002. Prior to joining Pervasive, Mr. Sait served as Chief Marketing Officer and COO of Liaison Technology, a catalog content management infrastructure software company, as Vice President of e-Business Marketing at Motive Communications, Inc., a technical support software company, and as Vice President of Marketing and general manager of the Extended Enterprise business unit at Ventix Systems, Inc., an enterprise software company. Mr. Sait has also held leadership positions at DAZEL Corporation, InConcert Software and Xerox Corporation. Mr. Sait earned his B.S. in Electrical and Computer Engineering from the State University of New York and his M.B.A. from the William E. Simon Graduate School of Business at the University of Rochester.

Chip G. Harmon has served as our Vice President, North American Sales, since July 2002. Prior to joining Pervasive, Mr. Harmon served as Vice President of Sales for North America for Hyperion, a business intelligence/business performance management company. Mr. Harmon has served in numerous sales management roles, including positions with Metaphor Computer Systems, Ingres Corporation, Cognos Corporation and Tymshare, Inc. Mr. Harmon received his B.B.A. in Marketing from Stephen F. Austin University.

Gilbert Van Cutsem has served as our Vice President, EMEAA Sales and Marketing, since April 2000. Mr. Van Cutsem has served Pervasive in various sales and marketing roles since September 1995. Prior to joining Pervasive, Mr. Van Cutsem was Channel and Product Marketing Manager at Novell Benelux and Director of Marketing at AT&T’s EMEA headquarters. Mr. Van Cutsem holds degrees in Computer Science (Na.Ra.Fi. Brussels) and Business Administration (V.E.H. Brussels) and earned his master’s degree in Applied Economics from FUCAM (Mons, Belgium).

Gary G. Allison has served as our Vice President, Engineering and Customer Service since May 2002. Previously, Mr. Allison served as Vice President, Engineering from July 2000 to May 2002, as Director of Developer Solutions from February 2000 to July 2000, as Director of Software Engineering from October 1998 to February 2000 and as Software Engineering Manager from October 1997 to October 1998. Prior to joining Pervasive, Mr. Allison served as a senior software engineer at DSC Communications Corporation, a wireless telecommunications infrastructure software company, and prior to that held various software development and management positions at IBM Corporation. Mr. Allison received a B.S. in Computer Science from Texas A&M University and an M.S. degree in Software Engineering from the University of Houston, Clear Lake.

Michele B. Thompson has served as our Vice President, Business Operations and Legal Affairs since May 2002. Previously, Ms. Thompson served as Director of Legal Affairs for Pervasive from May 1999 to May 2002. Prior to joining Pervasive, Ms. Thompson practiced law in the Austin office of a large Dallas-based law firm. Prior to attending law school, Ms. Thompson was a Vice President at a financial institution holding company based in Dallas. Ms. Thompson received her B.B.A. in Finance from the University of Texas at Austin and her J.D. degree from the University of Texas School of Law.

Robert Reinauer has served as our Chief Technology Officer since December 2001 and as Chief Architect and Director of System Architecture from August 1997 to December 2001. Prior to joining Pervasive, Mr. Reinauer held a variety of leadership positions within the IBM Corporation, including chief architect for personal software products division and senior architect for RS/6000 advanced technology group. Mr. Reinauer was also a founder and president of a performance and system design consultancy and has held senior technical positions with Tandem Computers, Unisys Corporation and the Sperry Rand Corporation. Mr. Reinauer graduated from Vanderbilt University with a Bachelor of Engineering in Electrical Engineering.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is traded in the Nasdaq National Market under the symbol PVSW. The Company completed its initial public offering and commenced trading on September 26, 1997. The following tables set forth the high and low closing sales prices of the Company’s common stock for each quarterly period during the three years ended June 30, 2002.

Fiscal 2000	High	Low
First Quarter	$34.50	$18.63
Second Quarter	$36.31	$9.06
Third Quarter	$17.00	$10.69
Fourth Quarter	$14.00	$4.13

Fiscal 2001	High	Low
First Quarter	$5.69	$2.06
Second Quarter	$3.13	$1.06
Third Quarter	$2.50	$1.03
Fourth Quarter	$1.93	$1.00

Fiscal 2002	High	Low
First Quarter	$2.07	$1.22
Second Quarter	$3.30	$1.30
Third Quarter	$5.12	$2.90
Fourth Quarter	$4.52	$3.11

As of September 16, 2002, there were approximately 300 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder). The Company believes it has in excess of 7,000 beneficial owners of its common stock.

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended June 30, 2000, 2001 and 2002 and the consolidated balance sheet data at June 30, 2001 and 2002 are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the periods ended June 30, 1998 and 1999 and the consolidated balance sheet data at June 30, 1998, 1999 and 2000 are derived from audited consolidated financial statements not included herein.

	Year Ended June 30,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$36,700	$58,038	$52,078	$42,158	$37,197
Costs and expenses:
Cost of revenues and technical support	5,292	8,027	8,890	9,660	6,556
Sales and marketing	15,438	18,154	19,402	18,357	12,349
Research and development	9,556	13,063	13,720	10,545	7,055
General and administrative	3,070	4,798	5,755	6,025	5,371
Business restructuring charge	—	—	—	2,472	—

Total costs and expenses	33,356	44,042	47,767	47,059	31,331

Operating income (loss) from continuing operations	3,344	13,996	4,311	(4,901)	5,866
Interest and other income, net	573	825	1,602	1,253	742
Income tax provision	(1,101)	(4,452)	(1,774)	(500)	(570)
Minority interest in earnings of subsidiary, net of income taxes	(94)	(36)	(19)	—	—

Income (loss) from continuing operations before effect of adoption of new accounting principle	2,722	10,333	4,120	(4,148)	6,038
Effect of adoption of new accounting principle	—	—	—	—	(676)

Income (loss) from continuing operations	2,722	10,333	4,120	(4,148)	5,362

Discontinued operations:
Charge for purchased research and development	—	(1,800)	—	—	—
Loss from operations	—	(6,986)	(17,146)	—	—
Income tax benefit	—	2,031	1,094	—	—
Gain (loss) on disposal	—	—	(16,963)	1,692	—

Gain (loss) from discontinued operations	—	(6,755)	(33,015)	1,692	—

Net income (loss)	$2,722	$3,578	$(28,895)	$(2,456)	$5,362

Basic earnings (loss) per share:
Income (loss) from continuing operations before effect of adoption of new accounting principle	$0.26	$0.74	$0.26	$(0.26)	$0.36
Effect of adoption of new accounting principle	—	—	—	—	(0.04)
Gain (loss) from discontinued operations	—	(0.48)	(2.11)	0.11	—

Net income (loss)	$0.26	$0.26	$(1.85)	$(0.16)	$0.32

Diluted earnings (loss) per share:
Income (loss) from continuing operations before effect of adoption of new accounting principle	$0.18	$0.65	$0.23	$(0.26)	$0.34
Effect of adoption of new accounting principle	—	—	—	—	(0.04)
Gain (loss) from discontinued operations	—	(0.42)	(1.87)	0.11	—

Net income (loss)	$0.18	$0.22	$(1.64)	$(0.16)	$0.30

Shares used in computing basic earnings (loss) per share	10,468	13,960	15,648	15,830	16,827
Shares used in computing diluted earnings (loss) per share	14,741	15,998	17,622	15,830	17,674

	June 30,
	1998	1999	2000	2001	2002
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$19,815	$40,461	$22,365	$23,565	$30,195
Total assets	32,643	72,873	47,248	40,468	43,359
Long-term liabilities, net of current portion	—	565	—	—	—
Total stockholders’ equity	23,979	59,086	32,644	29,679	33,792

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in the forward-looking statements. Please see the “Special Note Regarding Forward-Looking Statements” elsewhere in this Report on Form 10-K.

Overview

Pervasive Software is a leading worldwide provider of embedded data management solutions and services to support the development, deployment and management of mission-critical business applications. Our high-performance, flexible database, Pervasive.SQL™, is widely installed with more than 5 million server seats licensed to date. Pervasive.SQL offers advanced data management technology combined with a very low total cost of ownership (TCO), resulting in an average 7-to-1 improvement over another competitor’s database, according to a September 2001 Aberdeen Group study. With Pervasive.SQL, independent software vendors (ISVs) can create sophisticated yet low-maintenance business applications that reach far beyond the desktop to easily share information from workstations to the Web. Our software is designed for integration by ISVs into Web or client/server applications sold to small to mid-size enterprises (SMEs), which typically have environments with little to no information technology (“IT”) infrastructure and require self-tuning, low-administration products. As a result, end-users can concentrate on running their businesses instead of managing the database underlying their applications, which is particularly critical to this large market.

We derive our revenues primarily from shrink-wrap licenses through ISVs, value-added resellers (VARs) and distributors and through original equipment manufacturer (OEM) license agreements with ISVs. Shrink-wrap license fees are variable and based generally on user count. Our OEM licensing program offers ISVs volume discounts and specialized technical support, training and consulting in exchange for embedding our products in software applications and paying us a royalty based on sales of their applications. Additionally, we generate revenues from version upgrades, user count upgrades, upgrades to new or additional platforms, and from upgrades to client/server or Web environments from single user workstation or workgroup environments.

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

Historically, we have derived substantially all of our revenues from our Pervasive.SQL data management products. In addition, we released Pervasive.SQL 2000i in late March 2001 and announced a related price increase effective April 2001. The next release of Pervasive.SQL, V8, is slated for release in mid-fiscal year 2003. Our future operating results will depend upon continued market acceptance of Pervasive.SQL. Any decrease in demand or market acceptance for our Pervasive.SQL product would have a damaging effect on our business, operating results and financial condition.

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

In June 2001, we reduced our workforce by approximately 40 employees, or approximately 20% of our worldwide workforce, to further improve profitability and as a precautionary measure in light of the continued uncertain economic environment. The reduction resulted in a non-recurring charge in the fourth quarter of fiscal year 2001 of $2.5 million, including a charge for the workforce reduction and related charges for idle leased facilities and certain intangible assets.

In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. The new business venture has resulted in improved profitability on sales in Japan as the arrangement allowed us to significantly reduce our costs in Japan. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors.

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

We believe the following represent our critical accounting policies:

•	Revenue Recognition

•	Sales Returns and Bad Debt Reserves

Revenue Recognition—We license our software through OEM license agreements with software developers, or ISVs, and through shrink-wrap software licenses, sold through ISVs, value-added resellers, or VARs, systems integrators and distributors. Revenues are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are generally recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to us. We generally provide telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. We accrue the cost of providing this support. Revenue from training is recognized when the related services are performed. We enter into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases.

Sales Returns and Bad Debt Reserves—We reserve for the cost of estimated sales returns, stock rotation and price protection rights as well as uncollectible accounts based on experience.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

	Year Ended June 30,
	2000	2001	2002
Revenues	100%	100%	100%
Costs and expenses:
Cost of revenues and technical support	17	23	18
Sales and marketing	38	44	33
Research and development	26	25	19
General and administrative	11	14	14
Business restructuring charge	—	6	—

Total costs and expenses	92	112	84

Operating income (loss) from continuing operations	8	(12)	16
Interest and other income, net	3	3	2
Income tax provision	(3)	(1)	(2)

Income (loss) from continuing operations before effect of adoption of new accounting principle	8	(10)	16
Effect of adoption of new accounting principle	—	—	(2)

Income (loss) from continuing operations	8	(10)	14

Discontinued operations:
Loss from operations	(33)	—	—
Income tax benefit	2	—	—
Gain (loss) on disposal	(32)	4	—

Gain (loss) from discontinued operations	(63)	4	—

Net income (loss)	(55)%	(6)%	14%

Revenues

We generated revenues from continuing operations of $52.1 million, $42.2 million and $37.2 million for the fiscal years ended June 30, 2000, 2001 and 2002, respectively, which represents a decrease of 19% from fiscal 2000 to 2001, and a decrease of 12% from fiscal 2001 to 2002. The decrease in revenues from continuing operations in both fiscal years 2001 and 2002 can be attributed to competitive pressures and what we believe to be a general softening in the packaged client/server applications market, contributing to decreased orders for our Pervasive.SQL products embedded in these applications. The decrease in fiscal year 2002 can also be attributed to a change in the discount structure in Japan following the formation of our new business venture in July 2001. We believe each of the above factors could continue to negatively affect license revenues for Pervasive.SQL in the future.

Licenses of our software operating on Windows NT or other Microsoft operating systems continue to represent approximately 75% to 85% of our revenues. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future.

International revenues, consisting of all revenues from continuing operations from customers located outside of North America, were $25.6 million, $18.1 million and $14.9 million in fiscal 2000, 2001 and 2002, representing 49%, 45% and 40% of total revenues, respectively. We attribute the decrease in international revenue in both fiscal years 2001 and 2002 to competitive pressures and what we believe to be a general softening in the packaged client/server applications market, contributing to decreased orders for our Pervasive.SQL products embedded in these applications. The decrease in fiscal year 2002 can also be attributed to a change in the discount structure in Japan following the formation of our new business venture in July 2001. We believe each of the above factors could continue to negatively affect international license revenues for Pervasive.SQL in the future. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Revenues and Technical Support.    Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, the cost to provide technical support, primarily telephone support which is typically provided within 30 days of purchase, and license fees for third-party technologies embedded in our products. Cost of revenues and technical support for continuing operations was $8.9 million, $9.7 million and $6.6 million in fiscal 2000, 2001 and 2002, representing 17%, 23%, and 18% of revenues from continuing operations, respectively. The increase in cost of revenues and technical support in fiscal 2001 as compared to fiscal 2000 is primarily related to increased technical support and consulting personnel in the United States, Europe and Japan. Cost of revenues and technical support increased as a percentage of revenue in fiscal 2001 primarily as a result of the decrease in revenue in fiscal 2001. The decrease in cost of revenues and technical support in fiscal 2002 as compared to fiscal 2001 is primarily related to a reduction in costs associated with technical support and training personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan, as well as reduced license fees for third-party technology embedded in or bundled with our product. We anticipate that cost of revenues and technical support will be consistent in dollar amount in the near term, primarily as a result of the continued effect of the reduction in costs associated with technical support and training personnel following our reduction in force in June 2001, the formation of our new business venture in Japan in July 2001 and reduced license fees for third-party technology.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment, marketing programs and promotional expenses. Sales and marketing expenses related to continuing operations were $19.4 million, $18.4 million and $12.3 million in fiscal 2000, 2001 and 2002, representing 38%, 44% and 33% of revenues from continuing operations, respectively. Sales and marketing expenses decreased in dollar amount in fiscal 2001 primarily due to a reduction of costs associated with sales and marketing personnel. Sales and marketing expenses increased as a percentage of sales in fiscal 2001 primarily as a result of decreased revenue. Sales and marketing expenses decreased in fiscal 2002 primarily due to reduced costs associated with sales and marketing personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan in July 2001. Sales and marketing expenses decreased as a percentage of sales in fiscal 2002 primarily as a result of decreased expenses. We expect sales and marketing expenses will increase in dollar amount in the near term, primarily as a result of the timing and extent of product market development activities and costs associated with new product releases, marketing promotions, brand awareness campaigns and partner programs.

Research and Development.    Research and development expenses consist primarily of personnel and related costs. Research and development expenses related to continuing operations were $13.7 million, $10.5 million and $7.1 million in fiscal 2000, 2001 and 2002, representing 26%, 25% and 19% of revenues from continuing operations, respectively. Research and development costs decreased in dollar amount and as a percentage of revenue in fiscal 2001 primarily due to the reduction in force in July 2000. Research and development costs decreased in dollar amount and as a percentage of revenue in fiscal 2002 primarily due to reduced costs associated with research and development personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan in July 2001. We anticipate that research and development expenses will be consistent in dollar amount in the near term as a result of the continued effect of the reduction in costs associated with research and development personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan in July 2001.

General and Administrative.    General and administrative expenses consist primarily of personnel salaries and other costs of our finance, human resources and administrative departments. General and administrative expenses related to continuing operations were $5.8 million, $6.0 million and $5.4 million in fiscal 2000, 2001 and 2002, representing 11%, 14% and 14% of revenues from continuing operations, respectively. We attribute the increase in dollar amount in fiscal 2001 primarily to the increased staffing and associated expenses necessary to manage and support our increased scale of operations, both domestically and internationally. The decrease in general and administrative expenses in fiscal 2002 relates primarily to reduced costs associated with general and administrative personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan in July 2001. General and administrative expenses increased as a percentage of revenue in fiscal years 2000 and 2001 primarily because of the decrease in revenue during fiscal 2000 and 2001. We believe our general and administrative expenses will decrease in dollar amount in the near term as a result of reduced costs associated with general and administrative personnel.

Business Restructuring Charge.    Business restructuring charges in fiscal 2001 consist of charges related to our reduction in workforce in June 2001 and related charges for idle leased facilities and certain intangible assets. We incurred a non-recurring charge of approximately $2.5 million in fiscal 2001, representing 6% of revenues from continuing operations. The business restructuring was initiated to further improve profitability and as a precautionary measure in light of the continued uncertain economic environment.

Provision for Income Taxes.    Provision for income taxes related to continuing operations was approximately $1.8 million, $0.5 million and $0.6 million in fiscal 2000, 2001 and 2002, respectively. Our effective tax rate related to continuing operations was 30% for fiscal 2000. We recorded a tax provision for fiscal 2001 related to taxes on our foreign operations, despite our consolidated operating loss for the year. We recorded a tax provision for fiscal 2002 related to taxes on our foreign operations, despite the availability of substantial domestic net operating loss carryforwards.

Based on a number of factors, we believe it is more likely than not, that a substantial amount of our deferred tax assets may not be realized. These factors include:

•	Recent trends in revenue related to continuing operations;

•	The potential impact of anticipated deductions due to exercise of employee stock options on deferred tax assets with limited carryforward periods;

•	The intensely competitive market in which we operate, which is subject to rapid change.

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

Gain (Loss) from Discontinued Operations.    Gain (loss) from discontinued operations relates to the discontinuation of the Tango product line at the end of fiscal 2000. Total loss from discontinued operations was $33.0 million in fiscal 2000, net of income tax benefit of $1.1 million. Gain from discontinued operations in fiscal 2001 was $1.7 million. The loss in fiscal 2000 includes a $17.1 million loss from operations and a $17.0 million charge for estimated loss on disposal, including a reduction of Tango-related assets to their estimated net realizable values and accrual for estimated future liabilities of the discontinued Tango operations. The gain in fiscal 2001 is the result of the sale of the Tango technology in June 2001, as well as a reduction in the estimated future liabilities of the discontinued Tango operations.

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

	Quarter Ended
	Sept. 30 2000	Dec. 31 2000	Mar. 31 2001	June 30 2001	Sept. 30 2001	Dec. 31 2001	Mar. 31 2002	June 30 2002
	(in thousands, except per share data)
Revenues	$10,020	$10,600	$10,712	$10,827	$8,965	$9,214	$9,432	$9,586
Costs and expenses:
Cost of revenues and technical support	2,464	2,603	2,278	2,314	1,665	1,632	1,672	1,587
Sales and marketing	5,035	5,012	4,509	3,801	3,083	2,986	3,040	3,240
Research and development	2,976	2,669	2,472	2,427	1,938	1,710	1,747	1,660
General and administrative	1,488	1,505	1,409	1,625	1,351	1,423	1,304	1,293
Business restructuring charges	—	—	—	2,472	—	—	—	—

Total costs and expenses	11,963	11,789	10,668	12,639	8,037	7,751	7,763	7,780

Operating income (loss) from continuing operations	(1,943)	(1,189)	44	(1,812)	928	1,463	1,669	1,806
Interest and other income, net	351	325	292	285	229	178	158	177
Income tax provision	(200)	(101)	(100)	(99)	(175)	(175)	(110)	(110)

Income (loss) from continuing operations before effect of adoption of new accounting principle	(1,792)	(965)	236	(1,626)	982	1,466	1,717	1,873
Effect of adoption of new accounting principle	—	—	—	—	(676)	—	—	—

Income (loss) from continuing operations	(1,792)	(965)	236	(1,626)	306	1,466	1,717	1,873

Discontinued operations:
Gain on disposal	—	—	—	1,692	—	—	—	—

Gain from discontinued operations	—	—	—	1,692	—	—	—	—

Net income (loss)	$(1,792)	$(965)	$236	$66	$306	$1,466	$1,717	$1,873

Basic earnings (loss) per share:
Income (loss) from continuing operations before effect of adoption of new accounting principle	$(0.11)	$(0.06)	$0.01	$(0.10)	$0.06	$0.09	$0.10	$0.11
Effect of adoption of new accounting principle	—	—	—	—	(0.04)	—	—	—
Gain from discontinued operations	—	—	—	0.11	—	—	—	—

Net income (loss)	$(0.11)	$(0.06)	$0.01	$0.00	$0.02	$0.09	$0.10	$0.11

Diluted earnings (loss) per share:
Income (loss) from continuing operations before effect of adoption of new accounting principle	$(0.11)	$(0.06)	$0.01	$(0.10)	$0.06	$0.08	$0.09	$0.10
Effect of adoption of new accounting principle	—	—	—	—	(0.04)	—	—	—
Gain from discontinued operations	—	—	—	0.11	—	—	—	—

Net income (loss)	$(0.11)	$(0.06)	$0.01	$0.00	$0.02	$0.08	$0.09	$0.10

	Quarter Ended
	Sept. 30 2000	Dec. 31 2000	Mar. 31 2001	June 30 2001	Sept. 30 2001	Dec. 31 2001	Mar. 31 2002	June 30 2002
As a Percentage of Revenues:
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenues and technical support	24	25	21	21	19	18	18	17
Sales and marketing	50	47	43	36	34	32	32	34
Research and development	30	25	23	22	22	19	19	17
General and administrative	15	14	13	15	15	15	14	13
Business restructuring charge	—	—	—	23	—	—	—	—

Total costs and expenses	119	111	100	117	90	84	83	81

Operating income (loss) from continuing operations	(19)	(11)	—	(17)	10	16	17	19
Interest and other income, net	3	3	3	3	3	2	2	2
Income tax provision	(2)	(1)	(1)	(1)	(2)	(2)	(1)	(1)

Income (loss) from continuing operations before effect of adoption of new accounting principle.	(18)	(9)	2	(15)	11	16	18	20
Effect of adoption of new accounting principle	—	—	—	—	(8)	—	—	—

Income (loss) from continuing operations	(18)	(9)	2	(15)	3	16	18	20

Discontinued operations:
Gain on disposal	—	—	—	16	—	—	—	—

Gain from discontinued operations	—	—	—	16	—	—	—	—

Net income (loss)	(18)%	(9)%	2%	1%	3%	16%	18%	20%

Our operating results have varied significantly from quarter to quarter in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Such fluctuations may result in volatility in the price of our common stock. We establish our expenditure levels based on expectations as to future revenue, and, if revenue levels are below expectations, expenses can be disproportionately high. As a result, a drop in near term demand for our products could significantly affect both revenues and profits in any quarter. In the future, our operating results may fluctuate for this reason or as a result of a number of other factors, including increased expenses, timing of product releases, increased competition, variations in the mix of sales, announcements of new products by us or our competitors and capital spending patterns of our customers. As a result of these factors, there can be no assurance we will be able to maintain profitability on a quarterly basis. See “Risk Factors That May Affect Future Results.”

Liquidity and Capital Resources

Cash provided by continuing operations was $4.4 million, $5.1 million and $9.9 million for fiscal 2000, 2001 and 2002, respectively. Cash provided by continuing operations increased from fiscal 2000 to 2001 despite a loss from continuing operations in fiscal 2001, primarily due to non-cash business restructuring charges, a decrease in current assets and to a lesser extent an increase in accounts payable and accrued liabilities. The increase in cash provided by continuing operations from fiscal 2001 to 2002 resulted primarily from the increase in earnings from continuing operations in fiscal 2002, a decrease in current assets and an increase in deferred revenue, partially offset by a decrease in accounts payable and accrued liabilities.

During fiscal 2000 and 2001, we received net proceeds of $8.5 million and $6.8 million, respectively, from the sale or maturity of marketable securities. During fiscal 2002, we invested a net amount of $5.5 million in marketable securities, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $4.2 million, $0.8 million and $0.4 million in fiscal 2000, 2001 and 2002, respectively. This property consisted primarily of computer hardware and software for our growing employee base in fiscal 2000 and general upgrade requirements in fiscal 2001 and 2002. We expect that our capital expenditures may increase in the next fiscal year as compared to fiscal 2002 as a result of specific capital projects anticipated to upgrade certain front and back office systems.

In October 1999, we purchased an additional 19.5% ownership interest in our majority owned subsidiary, Pervasive Software Co., Ltd. (formerly known as Btrieve Technologies Japan, Ltd.), by purchasing stock held by a minority shareholder for $750,000 in cash. The October 1999 acquisition was accounted for under the purchase method, and, accordingly, the excess of purchase price over fair market value of net assets acquired of $160,000 was recorded as goodwill and, prior to the adoption of Statement 142, was being amortized over a 10 year period. After the acquisition, we hold 100% of the outstanding stock of Pervasive Software Co., Ltd.

We have a stock repurchase plan in place whereby we may repurchase shares of our common stock up to a total of $5.0 million through July 21, 2003. Under the plan, more than 680,000 shares of Pervasive common stock have been repurchased on the open market at a total cost of approximately $1.5 million in fiscal year 2002. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

On June 30, 2002, we had $30.2 million in working capital including $34.2 million in cash, cash equivalents and marketable securities.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business as required by Accounting Principles Board No. 30. The provisions of Statement 144 will be effective for the fiscal year beginning July 1, 2002. We do not expect that the adoption of Statement 144 will have a significant impact on our financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). Statement 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under EITF 94-3, a liability for an exit cost is recognized when a Company commits to an exit plan. Statement 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, Statement 146 may affect the timing and amount of recognizing restructuring costs. We will adopt the provisions of Statement 146 for any restructuring activities initiated after June 30, 2002.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Germany, France, England, Belgium and Poland and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2000, the result would have been a decrease in revenue and operating income from continuing operations of approximately $1.0 million and $20,000, respectively. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2001, the result would have been an increase in revenue and operating loss of approximately $0.6 million and $30,000, respectively. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2002, the result would have been an increase in revenue and operating income of approximately $0.1 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal

2001, the result would have been an increase in operating loss of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2002, the result would have been an increase in operating income of approximately $0.2 million. The impact of fluctuations in the relative value of all other currencies for fiscal 2000, 2001 and 2002 was not material.

We monitor our foreign currency exposure and, from time to time, will attempt to reduce exposure through hedging. Gains and losses on foreign currency hedging were not material to the consolidated financial statements for fiscal years ended June 30, 2000, 2001 and 2002 as such hedging activities were minimal.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants’ Annual Meeting of Stockholders to be held on November 11, 2002. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2002. For information regarding executive officers of the Company, see the Information appearing under the caption “Executive Officers of the Registrant” in Part I, Item 4a of this Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” of the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Stock Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” of the Proxy Statement.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts is filed on page S-1 of this Report on Form 10-K.

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(a)(3) Exhibits

3.1*	Restated Certificate of Incorporation
3.2*	Bylaws of the Company
4.1*	Reference is made to Exhibits 3.1, 3.2 and 4.3
4.2*	Specimen Common Stock certificate
4.3*	Investors’ Rights Agreement dated April 19, 1995, between the Company and the investors named therein
4.4***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent
10.1*	Form of Indemnification Agreement
10.2*	1997 Stock Incentive Plan
10.3*	Employee Stock Purchase Plan
10.4*	First Amended and Restated 1994 Incentive Plan
10.10**	Lease agreement dated April 2, 1998, between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park
23.1	Consent of Independent Auditors
99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification of former Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-230431).
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERVASIVE SOFTWARE INC. (Registrant)

By:	/s/ RON R. HARRIS
Ron R. Harris President and Chief Executive Officer (through July 1, 2002)

By:	/s/ DAVID SIKORA
David Sikora President and Chief Executive Officer (effective July 1, 2002)

September 27, 2002
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID SIKORA David Sikora	President and Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2002

/S/ JOHN E. FARR John E. Farr	Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2002

/S/ RON R. HARRIS Ron R. Harris	Director and Chairman of the Board	September 27, 2002

/S/ NANCY R. WOODWARD Nancy R. Woodward	Director and Vice-Chairman of the Board	September 27, 2002

/S/ DAVID A. BOUCHER David A. Boucher	Director	September 27, 2002

/S/ DAVID R. BRADFORD David R. Bradford	Director	September 27, 2002

/S/ SHELBY H. CARTER, JR. Shelby H. Carter, Jr.	Director	September 27, 2002

/S/ JAMES R. OFFERDAHL James R. Offerdahl	Director	September 27, 2002

CERTIFICATIONS

I, David Sikora, certify that:

1.	I have reviewed this annual report on Form 10-K of Pervasive Software Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 27, 2002

/s/ DAVID SIKORA
David Sikora President and Chief Executive Officer

I, John E. Farr, certify that:

1.	I have reviewed this annual report on Form 10-K of Pervasive Software Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 27, 2002

/s/ JOHN E. FARR
John E. Farr Chief Financial Officer

I, Ron R. Harris, certify that:

1.	I have reviewed this annual report on Form 10-K of Pervasive Software Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 27, 2002

/s/ RON R. HARRIS
Ron R. Harris Chairman of the Board, Former President and Chief Executive Officer

SCHEDULE II

PERVASIVE SOFTWARE INC.
VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions/ Write-offs Charged to Allowance	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2000	$529	$405	$589	$345
Year ended June 30, 2001	345	96	41	400
Year ended June 30, 2002	400	237	287	350

Valuation Allowance for Deferred Tax Assets:
Year ended June 30, 2000	$4,742	$9,578	$—	$14,320
Year ended June 30, 2001	14,320	1,685	—	16,005
Year ended June 30, 2002	16,005	4,952	—	20,957

S-1

PERVASIVE SOFTWARE INC.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Pervasive Software Inc.

We have audited the accompanying consolidated balance sheets of Pervasive Software Inc. (the “Company”) as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pervasive Software Inc. at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Austin, Texas
July 15, 2002

PERVASIVE SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2001	2002
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents, including interest bearing investments of $19,303 in 2001 and $19,750 in 2002	$20,593	$22,215
Marketable securities	6,510	11,973
Trade accounts receivable, net of allowance for doubtful accounts of $400 in 2001 and $350 in 2002	5,356	4,263
Notes receivable from related parties	155	102
Prepaid expenses and other current assets	1,740	1,209

Total current assets	34,354	39,762
Property and equipment, net	4,755	2,922
Intangible assets:
Excess of cost over fair value of net assets acquired	1,133	—
Accumulated amortization	(280)	—

Total intangible assets	853	—
Notes receivable from related parties	363	306
Other assets	143	369

Total assets	$40,468	$43,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$500	$268
Accrued payroll and payroll related costs	1,822	1,740
Deferred rent and lease related accruals	941	1,494
Other accrued expenses	4,083	3,017
Deferred revenue	1,530	2,147
Income taxes payable	280	217
Liabilities of discontinued operations	1,633	684

Total current liabilities	10,789	9,567

Stockholders’ equity:
Common stock, $0.001 par value; Authorized—75,000,000 shares; issued and outstanding—15,927,041 shares in 2001 and 16,794,793 shares in 2002	60,148	59,096
Accumulated other comprehensive loss	(991)	(1,188)
Retained deficit	(29,478)	(24,116)

Total stockholders’ equity	29,679	33,792

Total liabilities and stockholders’ equity	$40,468	$43,359

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2000	2001	2002
	(in thousands, except per share data)

Revenues	$52,078	$42,158	$37,197
Costs and expenses:
Cost of revenues and technical support	8,890	9,660	6,556
Sales and marketing	19,402	18,357	12,349
Research and development	13,720	10,545	7,055
General and administrative	5,755	6,025	5,371
Business restructuring charge	—	2,472	—

Total costs and expenses	47,767	47,059	31,331

Operating income (loss) from continuing operations	4,311	(4,901)	5,866
Interest and other income	1,602	1,253	742

Income (loss) from continuing operations before income taxes, minority interest and effect of adoption of new accounting principle	5,913	(3,648)	6,608
Income tax provision	(1,774)	(500)	(570)
Minority interest in earnings of subsidiary, net of income taxes	(19)	—	—

Income (loss) from continuing operations before effect of adoption of new accounting principle	4,120	(4,148)	6,038
Effect of adoption of new accounting principle	—	—	(676)

Income (loss) from continuing operations	4,120	(4,148)	5,362

Discontinued operations:
Loss from operations	(17,146)	—	—
Income tax benefit	1,094	—	—
Gain (loss) on disposal	(16,963)	1,692	—

Gain (loss) from discontinued operations	(33,015)	1,692	—

Net income (loss)	$(28,895)	$(2,456)	$5,362

Basic earnings (loss) per share:
Income (loss) from continuing operations before effect of adoption of new accounting principle	$0.26	$(0.26)	$0.36
Effect of adoption of new accounting principle	—	—	(0.04)
Gain (loss) from discontinued operations	(2.11)	0.11	—

Net income (loss)	$(1.85)	$(0.16)	$0.32

Diluted earnings (loss) per share:
Income (loss) from continuing operations before effect of adoption of new accounting principle	$0.23	$(0.26)	$0.34
Effect of adoption of new accounting principle	—	—	(0.04)
Gain (loss) from discontinued operations	(1.87)	0.11	—

Net income (loss)	$(1.64)	$(0.16)	$0.30

See accompanying notes.

PERVAlSIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	Stockholders’ Equity
	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at June 30, 1999	$57,869	$(656)	$1,873	$59,086
Issuance of 14,251 shares of common stock in purchase of business	167	—	—	167
Acquisition of 58,062 treasury shares, cumulative treasury shares of 163,736 and cost of $51 at June 30, 2000	(30)	—	—	(30)
Issuance of 236,600 shares of common stock pursuant to the exercise of stock options	1,187	—	—	1,187
Issuance of 112,004 shares of common stock pursuant to the employee stock purchase plan	757	—	—	757
Foreign currency translation adjustment	—	372	—	372
Net loss	—	—	(28,895)	(28,895)

Total comprehensive loss				(28,523)

Balances at June 30, 2000	59,950	(284)	(27,022)	32,644

Acquisition of 3,925 treasury shares, cumulative treasury shares of 167,661 and cost of $55 at June 30, 2001	(4)	—	—	(4)
Issuance of 22,838 shares of common stock pursuant to the exercise of stock options	22	—	—	22
Issuance of 96,274 shares of common stock pursuant to the employee stock purchase plan	180	—	—	180
Foreign currency translation adjustment	—	(707)	—	(707)
Net loss	—	—	(2,456)	(2,456)

Total comprehensive loss				(3,163)

Balances at June 30, 2001	60,148	(991)	(29,478)	29,679
Acquisition of 685,888 treasury shares, cumulative treasury shares of 853,549 and cost of $1,542 at June 30, 2002	(1,487)	—	—	(1,487)
Issuance of 1,477,566 shares of common stock pursuant to the exercise of stock options	428	—	—	428
Issuance of 76,074 shares of common stock pursuant to the employee stock purchase plan	105	—	—	105
Issuance of note receivable to executive officer pursuant to the exercise of stock options	(131)	—	—	(131)
Reduction of note receivable to executive officer pursuant to the exercise of stock options	33	—	—	33
Foreign currency translation adjustment	—	(197)	—	(197)
Net income	—	—	5,362	5,362

Total comprehensive income				5,165

Balances at June 30, 2002	$59,096	$(1,188)	$(24,116)	$33,792

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2000	2001	2002
	(in thousands)
Cash from continuing operations
Income (loss) from continuing operations	$4,120	$(4,148)	$5,362
Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
Depreciation and amortization	3,126	3,305	2,064
Business restructuring charge	—	2,234	—
Effect of adoption of new accounting principle	—	—	676
Non cash compensation expense pursuant to employee stock purchase plan	637	76	84
Deferred income tax provision	270	—	—
Other non cash items	130	(1)	337
Change in current assets and liabilities:
Decrease in current assets	522	3,035	1,845
Increase (decrease) in accounts payable and accrued liabilities	(3,745)	639	(1,046)
Increase (decrease) in deferred revenue	(633)	3	617

Net cash provided by continuing operations	4,427	5,143	9,939
Cash from discontinued operations
Gain (loss) from discontinued operations	(33,015)	1,692	—
Depreciation and amortization	1,443	—	—
Write-down of assets and liabilities of discontinued operations	10,723	—	—
Income tax benefit	1,094	—	—
Net change in assets and liabilities of discontinued operations	(162)	(29)	—
Accrued liabilities of discontinued operations	6,240	(4,607)	(938)

Net cash used in discontinued operations	(13,677)	(2,944)	(938)
Cash from investing activities
Purchase of property and equipment	(4,209)	(799)	(447)
Purchase of marketable securities	(1,540)	(15,313)	(13,710)
Proceeds from sale of marketable securities	9,995	22,125	8,247
Purchase of/investment in business, net of cash acquired	(750)	—	(210)
Increase in other assets	(1,079)	(328)	(175)

Net cash provided by (used in) investing activities	2,417	5,685	(6,295)
Cash from financing activities
Purchase of treasury stock	(30)	(4)	(1,487)
Proceeds from exercise of stock options and employee stock purchase plan	1,187	202	402

Net cash provided by (used in) financing activities	1,157	198	(1,085)
Effect of exchange rate changes on cash and cash equivalents	372	(311)	1

Increase (decrease) in cash and cash equivalents	(5,304)	7,771	1,622
Cash and cash equivalents at beginning of year	18,126	12,822	20,593

Cash and cash equivalents at end of year	$12,822	$20,593	$22,215

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

1.    The Company

Pervasive Software Inc. (the “Company”) is a leading worldwide provider of embedded data management solutions and services to support the development, deployment and management of mission-critical business applications. With Pervasive.SQL, independent software vendors (ISVs) can create sophisticated yet low-maintenance business applications that reach far beyond the desktop to easily share information from workstations to the Web. Our software is designed for integration by ISVs into Web or client/server applications sold to small to mid-size enterprises (SMEs), which typically have environments with little to no information technology (“IT”) infrastructure and require self-tuning, low-administration products.

The Company develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas and through international offices in Brussels, Frankfurt, Paris, London and Warsaw and a joint venture in Japan. In July 2000, the Company announced its intention to sell its Tango product line and in June 2001, completed the sale of the Tango technology. Accordingly, the Tango product line is accounted for as a discontinued operation (see Note 8). The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

2.    Summary of Significant Accounting Policies

Revenue Recognition

The Company licenses its software through original equipment manufacturer (OEM) license agreements with ISVs and through shrink-wrap software licenses, sold through ISVs, value-added resellers (“VARs”), systems integrators and distributors. Revenues are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are generally recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to the Company. The Company generally provides telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. The Company accrues the cost of providing this support. Revenue from training is recognized when the related services are performed. The Company enters into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. The Company reserves for the cost of estimated sales returns, stock rotation and price protection rights as well as uncollectible accounts based on experience.

Software Development Costs

Software development costs incurred by the Company in connection with its long-term development projects are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The Company has not capitalized any internal costs through June 30, 2002 related to its software development activities.

Advertising Costs

The Company expenses costs of producing advertising and sales related collateral materials as incurred. Other production costs associated with direct mail programs, placement costs associated with magazine or other printed media and all direct costs associated with trade shows and other sales related events are expensed when

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the related direct mail is sent, advertising space is used or the event is held. These expenses for continuing and discontinued operations combined in 2000, 2001 and 2002 were approximately $6.4 million, $1.7 million and $0.7 million, respectively.

Income Taxes

Under the asset and liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement 109”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Cash and Cash Equivalents

Cash and cash equivalents include cash, certificates of deposit, and securities with original maturities less than ninety days when purchased.

Marketable Securities

Marketable securities have been classified as available-for-sale and such designation is reevaluated as of each balance sheet date. While the Company’s intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. Realized gains and losses are recorded on the specific identification method and are included in other income. Realized and unrealized gains and losses have been insignificant for all periods presented.

Substantially all of the Company’s marketable securities mature on or before June 30, 2003. All are stated at cost, which approximates fair market value as of June 30, 2001 and 2002, and consist of the following (in thousands):

	June 30,
	2001	2002
Marketable securities
U.S. Government Agencies	$5,338	$9,550
Foreign Debt Securities	—	1,002
Commercial Paper	997	990
Corporate Notes	—	256
Certificates of Deposit	175	175

Total	$6,510	$11,973

Property and Equipment

Property and equipment are stated at cost and are being depreciated over their estimated useful lives (2 to 7 years) using the straight-line method. Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter.

Intangible Assets

Intangible assets consist primarily of costs in excess of fair value of net assets acquired.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), effective July 1, 2001. Statement 142 discontinues the amortization of goodwill and requires future periodic testing of goodwill for impairment. In addition, Statement 142 requires reassessment of the useful lives of previously recognized intangible assets. With the adoption of Statement 142, the Company ceased amortization of goodwill as of July 1, 2001.

Upon adoption of Statement 142, the Company completed an evaluation of its carrying value of goodwill as allowed effective July 1, 2001, resulting in an impairment charge of approximately $676,000, which is recorded as a cumulative change in accounting principle. The Company’s implied fair value of goodwill was $0 as a result of the Company’s allocation of enterprise value, as determined by quoted market prices, to all of the Company’s assets and liabilities.

Foreign Currency Transactions

For the Company’s foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in aggregate as a component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in other income and were not significant in 2000, 2001 or 2002.

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

Fair Value of Financial Instruments

Cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and other liabilities are stated at cost which approximates fair value due to the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of short-term investments, including marketable securities, and trade receivables. The Company’s short-term investments, which are included in cash and cash equivalents and in marketable securities for reporting purposes, are placed with high credit quality financial institutions and issuers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Estimated credit losses are provided for in the financial statements.

No customers accounted for more than 10% of the Company’s revenues during the years ended June 30, 2000 or 2001. AG-TECH Corporation, the Company’s distribution partner in Japan, accounted for approximately 12% of the Company’s revenue during the year ended June 30, 2002 (see Note 8).

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

The Company has adopted the provisions of Financial Accounting Standards Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Net Income (Loss) Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“Statement 128”). Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the weighted average number of common shares outstanding and the number of common equivalent shares which would be issued related to options using the treasury method, unless such additional shares are anti-dilutive.

Segments

In accordance with Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers its business activities to be a single segment.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Recently Issued Accounting Standards

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business as required by Accounting Principles Board No. 30. The provisions of Statement 144 will be effective for the Company’s fiscal year beginning July 1, 2002. The Company does not expect that the adoption of Statement 144 will have a significant impact on its financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). Statement 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under EITF 94-3, a liability for an exit cost is recognized when a Company commits to an exit plan. Statement 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, Statement 146 may affect the timing and amount of recognizing restructuring costs. The Company will adopt the provisions of Statement 146 for any restructuring activities initiated after June 30, 2002.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,
	2001	2002
Computer equipment and purchased software	$11,983	$12,168
Office equipment, furniture and fixtures	3,547	3,588
Leasehold improvements	1,472	1,472

	17,002	17,228
Less accumulated depreciation and amortization	(12,247)	(14,306)

	$4,755	$2,922

4.    Income Taxes

The components of income (loss) from continuing operations before income taxes, minority interest and effect of adoption of new accounting principle consist of the following (in thousands):

	Year ended June 30,
	2000	2001	2002
Domestic income (loss)	$5,242	$(3,721)	$6,370
Foreign income	671	73	238

Income (loss) from continuing operations before income taxes, minority interest and effect of adoption of new accounting principle	$5,913	$(3,648)	$6,608

As of June 30, 2002, the Company had federal net operating loss carryforwards of approximately $16.4 million, a research and development credit carryforward of approximately $620,000 and a foreign tax credit carryforward of approximately $2.3 million. These carryforwards will begin to expire in fiscal 2020, 2013, and 2003, respectively, if not utilized.

Significant components of expense (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Year ended June 30,
	2000	2001	2002
Income tax provision:
Current:
Federal	$1,027	$—	$—
Foreign	396	500	570
State	81	—	—

Total current	1,504	500	570

Deferred:
Federal	405	—	—
Foreign	(135)	—	—

Total deferred	270	—	—

	$1,774	$500	$570

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s provision for income taxes for the year ended June 30, 2002 consists primarily of withholdings on income generated in foreign countries. The Company’s provision for income taxes differs from the expected provision amount computed by applying the statutory federal income tax rate of 34% to income from continuing operations before income taxes, minority interest and effect of adoption of new accounting principle for 2000, 2001 and 2002 as a result of the following (in thousands):

	Year ended June 30,
	2000	2001	2002
Computed at statutory rate of 34%	$2,010	$(1,240)	$2,247
Effect of foreign operations	7	27	81
State income taxes, net of federal benefit	53	—	—
Research tax credit	(111)	(150)	(164)
Future benefits not currently recognized	—	1,685	(1,451)
Foreign Sales Corporation benefit	(258)	—	—
Non-deductible charges and amortization related to acquisitions	73	60	19
Other	—	118	(162)

	$1,774	$500	$570

The components of deferred income taxes at June 30, 2001 and 2002 are as follows (in thousands):

	June 30,
	2001	2002
Deferred tax assets:
Purchased technology, net	$492	$423
Domestic net operating loss carryforwards	6,140	5,573
Domestic tax credit carryforwards	2,236	2,970
Canadian net operating loss carryforwards	3,897	9,128
Canadian capitalized research and development carryforwards	595	595
Accrued expenses not deductible for tax purposes	2,627	1,921
Depreciable assets	—	327
Other	18	20

Total deferred tax assets	16,005	20,957
Valuation allowance for deferred tax assets	(16,005)	(20,957)

Net deferred tax assets	$—	$—

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. The valuation allowance increased by approximately $4.9 million during the year ended June 30, 2002.

5.    Employee Benefits

The Company’s employees are offered health coverage under a partially self-funded plan in which the Company purchases specific stop-loss insurance coverage at $35,000 per year, per employee. The Company has also purchased an aggregate stop-loss insurance coverage to limit its maximum annual exposure to claims funded. Based on the policy census at June 30, 2002, such maximum annual exposure for the policy year ending December 31, 2002 is approximately $0.8 million. The Company pays a fixed fee per covered individual for administrative costs of the administrator and the cost of the stop-loss insurance purchased on the Company’s

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

behalf. The Company contributes 100% toward the cost to insure each employee and 75% toward the cost to insure dependents for which coverage is requested by the employee. Expenses for the partially self-funded plan including premiums and claims funded for the years ended June 30, 2000, 2001 and 2002 were approximately $1,244,000, $978,000, and $781,000 respectively.

The Company has a 401(k) retirement plan which is available to all domestic, full-time employees. The Company’s expenses related to the plan were not significant in the years ended June 30, 2000, 2001 or 2002. In July 2002, the Company announced a matching contribution of 10% of participant contributions made during calendar year 2002. Participants must be employed by the Company on December 31, 2002 to be eligible for the matching contribution.

6.    Common Stock and Stock Options

The Company’s 1997 Employee Stock Purchase Plan (the “1997 Purchase Plan”) was adopted by the Board of Directors in July 1997 and approved by the stockholders in August 1997. A total of 1,250,000 shares of common stock has been reserved for issuance under the 1997 Purchase Plan. The 1997 Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and has consecutive and overlapping twenty-four month offering periods that begin every six months. The 1997 Purchase Plan commenced after the completion of the initial public offering. Each twenty-four month offering period includes four six-month purchase periods, during which payroll deductions are accumulated and at the end of which, shares of common stock are purchased with a participant’s accumulated payroll deductions. The 1997 Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 500 shares per purchase period. The price of common stock to be purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. Through June 30, 2002, 387,850 shares of common stock have been issued under the 1997 Purchase Plan.

The Company’s 1997 Stock Incentive Plan (the 1997 Plan) was adopted by the Board of Directors on May 22, 1997, and approved by the stockholders on August 12, 1997, as the successor to the First Amended and Restated 1994 Incentive Plan (the 1994 Plan). Outstanding options under the 1994 Plan have been incorporated into the 1997 Plan and no further option grants will be made under the 1994 Plan. The incorporated options will continue to be governed by their existing terms, unless the Plan Administrator elects to extend one or more features of the 1997 Plan to those options.

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

In July 2001, the Company implemented an option exchange program allowing employees, excluding executive officers, to exchange all stock options to purchase shares of the Company’s stock under the Pervasive Software Inc. 1997 Stock Incentive Plan (the Plan) for new options under the Plan. The Company cancelled stock

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options, representing approximately 770,000 shares, previously granted to those employees who voluntarily participated in the program in exchange for new options, representing an equal number of shares, to be granted on or after February 27, 2002 at an exercise price equal to the fair market value of the Company’s common stock on the grant date. On March 4, 2002, the Company granted new options representing approximately 726,000 shares to active employees who participated in the option exchange program. The program was organized to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and did not result in any additional compensation charges.

The vesting period for stock options is generally a four-year period, except for a portion of the options granted in the option exchange program which vest over a two-year period. Options are exercisable by the holder only for the vested portion of each grant.

A summary of changes in common stock options during the year ended June 30, 2000, 2001 and 2002 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 1999	3,603,028	$0.10—24.88	$7.03
Granted	2,056,475	$6.88—20.06	$9.09
Exercised	(236,600)	$0.10—13.88	$5.21
Surrendered	(1,252,244)	$0.13—24.88	$11.98

Options outstanding, June 30, 2000	4,170,659	$0.10—24.88	$6.66
Granted	2,887,500	$1.06—3.09	$2.11
Exercised	(22,838)	$0.10—0.90	$0.25
Surrendered	(1,691,889)	$0.10—24.88	$8.04

Options outstanding, June 30, 2001	5,343,432	$0.10—24.88	$3.79
Granted	1,622,000	$1.29—3.70	$3.08
Granted (Option Exchange Program)	726,050	$3.01	$3.01
Exercised	(1,477,566)	$0.10—3.09	$0.31
Surrendered	(1,022,869)	$0.30—24.88	$4.75
Surrendered (Option Exchange Program)	(769,925)	$1.06—24.88	$6.47

Options outstanding, June 30, 2002	4,421,122	$0.13—24.88	$3.88

The following is additional information relating to options outstanding at June 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.13 to $0.90	20,749	4.07	$0.53	20,749	$0.53
$ 1.06 to $2.00	1,049,825	8.75	$1.31	245,544	$1.31
$ 2.31 to $5.58	2,672,728	9.35	$3.19	162,996	$3.21
$ 6.00 to $9.88	396,132	7.13	$8.12	242,477	$8.18
$ 10.00 to $13.88	140,313	6.86	$11.67	87,376	$11.72
$ 14.75 to $24.88	141,375	6.89	$16.82	105,906	$16.75

$ 0.13 to $24.88	4,421,122	8.83	$3.88	865,048	$6.52

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the options exercised, all related shares are vested at June 30, 2002 and are no longer subject to repurchase by the Company. At June 30, 2002, 5,652,707 shares of common stock were reserved for future exercise of stock options. As part of the Company’s 1997 Plan, the number of shares of common stock available for issuance automatically increased on July 1 each calendar year beginning July 1, 1998 and ending July 1, 2000 by an amount equal to five percent (5%) of the shares of common stock and common stock equivalents outstanding on the trading day immediately preceding July 1, with a maximum annual increase of 1,000,000 shares. The 1997 Plan was amended in November 2000 to extend the automatic annual increase to July 1 each calendar year beginning July 1, 2001 and ending July 1, 2003, by an amount equal to five percent (5%) of the shares of common stock outstanding on the trading day immediately preceding July 1, with a maximum annual increase of 1,000,000 shares.

Pro forma compensation expense regarding net income and earnings per share is required by Statement 123, which also requires the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995, under the fair value method allowed by Statement 123. During fiscal 2000, 2001 and 2002, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2000	2001	2002	2001	2002
Risk free interest rate	6.22%	5.08%	4.26%	5.13%	4.29%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Volatility factor	1.414	1.518	1.489	1.518	1.489
Weighted average expected life of options (in years)	4	4	4	0.5	0.5

For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting periods and stock purchased under the 1997 Employee Stock Purchase Plan is amortized over the six month purchase period. The Company’s pro forma information follows (in thousands, except per share amounts):

	2000	2001	2002
Pro forma stock based compensation expense	$3,362	$2,872	$2,789
Pro forma net income (loss)	$(32,257)	$(5,328)	$2,573
Pro forma basic earnings (loss) per share	$(2.06)	$(0.34)	$0.15
Pro forma diluted earnings (loss) per share	$(1.83)	$(0.34)	$0.15
Weighted average grant date fair value	$7.83	$1.86	$2.56

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended June 30,
	2000	2001	2002
Numerator:
Income (loss) from continuing operations before effect of adoption of new accounting principle	$4,120	$(4,148)	$6,038

Denominator:
Denominator for basic earnings per share—weighted average shares	15,648	15,830	16,827
Effect of dilutive securities:
Employee stock options	1,974	—	847

Potentially dilutive common shares	1,974	—	847
Denominator for diluted earnings per share— adjusted weighted average shares and assumed conversions	17,622	15,830	17,674

Basic earnings (loss) per share from continuing operations before effect of adoption of new accounting principle	$0.26	$(0.26)	$0.36

Diluted earnings (loss) per share from continuing operations before effect of adoption of new accounting principle	$0.23	$(0.26)	$0.34

At June 30, 2000 and 2002, approximately 699,000 and 2,619,000 shares, respectively, were not included in the diluted earnings per share calculation since the shares are antidilutive. At June 30, 2001, all outstanding stock options and other potentially dilutive shares (approximately 5,343,000) were not included in the diluted earnings per share calculation since the shares are antidilutive due to the Company’s net loss.

8.    Business Combinations and Divestitures

Investment in AG-TECH Corporation

In July 2001, the Company and Pervasive Software Co. Ltd. (“Pervasive Japan”) formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support the Company’s products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH receives a discount on the purchase of Pervasive products in Japan, in exchange for assuming responsibility for OEM sales, packaged software sales, technical support and localization and translation of the Company’s products into Japanese. In connection with the formation of the new business venture, Pervasive Japan loaned AG-TECH 48 million yen (approximately $0.4 million), under a two-year note payable in eight quarterly installments, bearing interest at 2% per annum, individually guaranteed by two principals of AG-TECH. Approximately 24 million yen ($201,000) remains outstanding at June 30, 2002. The Company acquired less than 20% of the equity of AG-TECH and the right to name one member of the board of directors of AG-TECH. The Company does not have the ability to significantly influence or control the operations of AG-TECH and therefore accounts for its investment in AG-TECH on the cost method of accounting.

Investment in Pervasive Software Co., Ltd.

In October 1999, the Company acquired an additional 19.5% ownership interest in Pervasive Software Co. Ltd. (“Pervasive Japan”) by purchasing stock held by a minority shareholder for $750,000 in cash. The

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition was accounted for under the purchase method and, accordingly, the excess of purchase price over the fair market value of net assets acquired of $160,000 was recorded as goodwill and, prior to the adoption of Statement 142, was being amortized over a ten year period. After the acquisition, the Company holds 100% of the outstanding stock of Pervasive Japan. As a result of the new business venture with AG-TECH in July 2001, Pervasive Japan is now an inactive subsidiary.

Smithware, Inc.

On February 13, 1998, the Company acquired Smithware, Inc. (“Smithware”) a developer of database development and reporting components for Pervasive products. The Company acquired Smithware for approximately $390,000 consisting of $170,000 in cash, 23,752 shares of common stock of the Company valued at $160,000 and acquisition costs of $60,000, plus up to an additional $80,000 of cash and 47,502 shares of stock payable upon achievement of certain milestones in the future. The Company issued 33,251 shares of common stock valued at $326,000 and 14,251 shares of common stock valued at $167,000 relating to milestones achieved in fiscal 1999 and 2000 respectively. In conjunction with the acquisition, the Company repaid Smithware’s outstanding debts of approximately $110,000. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of Smithware have been included in the consolidated financial statements from the date of the acquisition. The acquisition did not have a material effect on operations. The excess of purchase price over the fair value of the net assets of $951,000, (including increases related to milestone achievements in 1999 and 2000), was recorded as goodwill and, prior to the adoption of Statement 142, was being amortized over a ten year period. The Company wrote off its remaining carrying value of goodwill effective July 1, 2001 in accordance with Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (see Note 14).

EveryWare Development Inc.

In November and December 1998, Pervasive acquired for cash 93% and 7%, respectively, of the outstanding common shares of EveryWare Development Inc. (“EveryWare”). The total value of the acquisition, including assumption of outstanding options and transaction costs, was approximately $11.8 million.

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

In June 2001, the Company completed the sale of the Tango technology. The gain on disposal in fiscal 2001 consists of the proceeds from the sale of the Tango technology and a reduction in the estimated future liabilities of the discontinued Tango operations. The remaining liabilities of discontinued operations consist principally of management’s estimate of exposure under existing leases for office space in Toronto, Canada. The Company periodically reassesses its estimate of future liabilities of the discontinued Tango operations.

9.    Commitments and Contingencies

The Company leases its headquarters and remote office space and, in some cases, is obligated for its proportionate share of utilities and other defined operating expenses of the related building. Office rent expense

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the Company’s domestic and international offices for the years ended June 30, 2000, 2001 and 2002, was approximately $3,215,000, $2,935,000, and $2,440,000, respectively, net of approximately $0, $462,000 and $437,000 of sublease income for the years ended June 30, 2000, 2001 and 2002, respectively.

Future minimum lease payments at June 30, 2002, under the operating leases for worldwide office space are as follows (in thousands):

2003	$1,812
2004	1,779
2005	1,830
2006	1,877
2007	1,879
Thereafter	2,215

$11,392

The Company has entered into certain sublease arrangements. Future offsets to minimum lease payments as a result of these subleases at June 30, 2002 are as follows (in thousands):

2003	$299
2004	163
2005	163
2006	163
2007	163
Thereafter	14

$965

10.    General Litigation

The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the consolidated financial position and results of operations as of June 30, 2002.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s operations by geographic area follows (in thousands):

	Year ended June 30,
	2000	2001	2002
Revenue:
North America	$26,515	$23,320	$22,304
Europe (all originating from U.S.)	15,644	11,258	9,844
Japan	8,679	6,861	4,511
Rest of World (all originating from U.S.)	1,240	719	538

Total	$52,078	$42,158	$37,197

Operating income (loss)(A):
North America	$(1,987)	$(9,514)	$(3,841)
Europe (inclusive of revenue originating from U.S.)	6,666	4,747	5,265
Japan	(368)	(134)	4,442

Total	$4,311	$(4,901)	$5,866

Identifiable assets:
North America	$41,738	$36,614	$42,456
Europe	1,753	459	396
Japan	3,757	3,395	507

Total	$47,248	$40,468	$43,359

(A)
Operating income for Europe does not include any allocation of marketing, product development, technical support and administrative costs incurred in the United States. Operating income for Japan increased in 2002 due to the new business venture formed with AG-TECH (see Note 8).

13.    Statements of Cash Flows

The decrease in current assets from continuing operations reflected in the consolidated statements of cash flows is comprised of the following (in thousands):

	Year ended June 30,
	2000	2001	2002
Decrease in trade accounts receivable	$3,013	$733	$1,084
Decrease (increase) in notes receivable from related parties	(100)	(55)	53
Decrease (increase) in prepaid expenses and other current assets	(2,391)	2,357	708

	$522	$3,035	$1,845

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The increase (decrease) in accounts payable and accrued liabilities from continuing operations reflected in the consolidated statements of cash flows is comprised of the following (in thousands):

	Year ended June 30,
	2000	2001	2002
Decrease in trade accounts payable	$(1,086)	$(566)	$(254)
Increase (decrease) in accrued payroll and payroll related costs	254	(204)	(167)
Increase (decrease) in deferred rent and lease related accruals	(26)	905	553
Increase (decrease) in other accrued expenses	(186)	277	(1,126)
Increase (decrease) in income taxes refundable/payable	(2,701)	227	(52)

	$(3,745)	$639	$(1,046)

Supplemental disclosures:
Income taxes paid (refunds received) during the year:
Domestic	$(564)	$(1,782)	$50

Foreign	$800	$592	$685

Noncash activities:
Issuance of common stock and options in purchase of business	$167	$—	$—

Issuance of common stock under employee stock purchase plan	$757	$180	$105

Issuance of note receivable to executive officer for exercise of options	$—	$—	$131

14.    Change in Accounting Principle

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), effective July 1, 2001. Statement 142 discontinues the amortization of goodwill and requires future periodic testing of goodwill for impairment. In addition, Statement 142 requires reassessment of the useful lives of previously recognized intangible assets. With the adoption of Statement 142, the Company ceased amortization of goodwill as of July 1, 2001.

Upon adoption of Statement 142, the Company completed an evaluation of its carrying value of goodwill as allowed effective July 1, 2001, resulting in an impairment charge of approximately $676,000, which is recorded as a cumulative change in accounting principle. The Company’s implied fair value of goodwill was $0 as a result of the Company’s allocation of enterprise value, as determined by quoted market prices, to all of the Company’s assets and liabilities.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the results of the Company on a comparable basis as if Statement 142 had been adopted effective July 1, 1999:

	Year ended June 30,
	2000	2001	2002
Reported net income (loss)	$(28,895)	$(2,456)	$5,362
Goodwill amortization (net of tax)	92	104	—
Effect of adoption of new accounting principle (net of tax)	—	—	676

Adjusted net income (loss)	$(28,803)	$(2,352)	$6,038

Basic earnings (loss) per share:
Reported net income (loss)	$(1.85)	$(0.16)	$0.32
Goodwill amortization (net of tax)	0.01	0.01	—
Effect of adoption of new accounting principle (net of tax)	—	—	0.04

Adjusted net income (loss)	$(1.84)	$(0.15)	$0.36

Diluted earnings (loss) per share:
Reported net income (loss)	$(1.64)	$(0.16)	$0.30
Goodwill amortization (net of tax)	0.01	0.01	—
Effect of adoption of new accounting principle (net of tax)	—	—	0.04

Adjusted net income (loss)	$(1.63)	$(0.15)	$0.34