Form 10-Q
period 2002-09-30
PERVASIVE SOFTWARE INC
filed 2002-11-14
CIK 1042821

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23043

PERVASIVE SOFTWARE INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2693793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12365 Riata Trace Parkway, Bldg. B
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

(1)	Yes	☑	No	☐
(2)	Yes	☑	No	☐

As of November 12, 2002 there were 16,605,485 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Pervasive Software Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2002		June 30, 2002
	(Unaudited	)
Assets
Current assets:
Cash and cash equivalents	$27,209		$22,215
Marketable securities	8,849		11,973
Trade accounts receivable, net	4,302		4,263
Notes receivable from related parties	102		102
Prepaid expenses and other current assets	1,005		1,209

Total current assets	41,467		39,762

Property and equipment, net	2,565		2,922
Notes receivable from related parties	268		306
Other assets	184		369

Total assets	$44,484		$43,359

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$376		$268
Accrued payroll and payroll related costs	1,716		1,740
Deferred rent and lease related accruals	1,698		1,494
Other accrued expenses	3,539		3,234
Deferred revenues	2,086		2,147
Liabilities of discontinued operations	260		684

Total current liabilities	9,675		9,567

Stockholders’ equity:
Common stock	58,698		59,096
Retained deficit	(23,889)		(25,304)

Total stockholders’ equity	34,809		33,792

Total liabilities and stockholders’ equity	$44,484		$43,359

See accompanying notes.

Pervasive Software Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,
	2002	2001
Revenues	$9,176	$8,965
Costs and expenses:
Cost of revenues and technical support	1,550	1,665
Sales and marketing	3,190	3,083
Research and development	1,964	1,938
General and administrative	1,177	1,351

Total costs and expenses	7,881	8,037

Operating income from continuing operations	1,295	928
Interest and other income, net	162	229
Income tax provision	(150)	(175)

Income from continuing operations before effect of adoption of new accounting principle	1,307	982

Effect of adoption of new accounting principle	—	(676)

Income from continuing operations	1,307	306

Gain from discontinued operations	159	—

Net income	$1,466	$306

Basic earnings per share:
Income from continuing operations before effect of adoption of new accounting principle	$0.08	$0.06
Effect of adoption of new accounting principle	—	(0.04)
Gain from discontinued operations	0.01	—

Net income	$0.09	$0.02

Diluted earnings per share:
Income from continuing operations before effect of adoption of new accounting principle	$0.07	$0.06
Effect of adoption of new accounting principle	—	(0.04)
Gain from discontinued operations	0.01	—

Net income	$0.08	$0.02

See accompanying notes.

Pervasive Software Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended September 30,
	2002	2001
Cash from continuing operations
Income from continuing operations	$1,307	$306
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	407	595
Effect of adoption of new accounting principle	—	676
Other non cash items	8	—
Change in current assets and liabilities:
Increase in trade accounts receivable	(38)	(28)
Decrease in prepaid expenses and other current assets	185	1,179
Increase (decrease) in accounts payable and accrued liabilities	598	(500)
Increase (decrease) in deferred revenue	(61)	122

Net cash provided by continuing operations	2,406	2,350

Cash from discontinued operations
Gain from discontinued operations	159	—
Decrease in liabilities of discontinued operations	(424)	(133)

Net cash used in discontinued operations	(265)	(133)

Cash from investing activities
Purchase of property and equipment	(73)	(216)
Sales and purchases of marketable securities, net	3,123	1,619
Investment in business venture	50	(351)
(Increase) decrease in other assets	176	(141)

Net cash provided by investing activities	3,276	911

Cash from financing activities
Proceeds from issuance of stock, net of issuance costs	87	9
Acquisition of treasury stock	(493)	(684)

Net cash used in financing activities	(406)	(675)
Effect of exchange rate on cash and cash equivalents	(17)	96

Increase in cash and cash equivalents	4,994	2,549

Cash and cash equivalents at beginning of period	22,215	20,593

Cash and cash equivalents at end of period	$27,209	$23,142

See accompanying notes.

PERVASIVE SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

1.    General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All material intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2002, which are contained in the Company’s Annual Report filed on Form 10-K on September 27, 2002 (File No. 000-23043). The results of operations for the three month periods ended September 30, 2002 and 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share before the effect of discontinued operations and adoption of new accounting principle (in thousands, except per share data):

	Three months ended September 30,
	2002	2001
Numerator:
Income from continuing operations before effect of adoption of new accounting principle	$1,307	$982

Denominator:
Denominator for basic earnings per share – weighted average shares	16,736	16,919

Effect of dilutive securities:
Employee stock options	906	593

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	17,642	17,512

Basic earnings per share from continuing operations before effect of adoption of new accounting principle	$0.08	$0.06

Diluted earnings per share from continuing operations before effect of adoption of new accounting principle	$0.07	$0.06

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.    Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three months ended September 30,
	2002	2001
Net income	$1,466	$306
Foreign currency translation adjustments	(50)	27

Comprehensive income	$1,416	$333

4.    Change in Accounting Principle

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

5.    Recently Issued Accounting Standards

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business as required by Accounting Principles Board No. 30. The provisions of Statement 144 are effective for the Company’s fiscal year beginning July 1, 2002. The adoption of Statement 144 did not have a significant impact on the Company’s financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). Statement 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under EITF 94-3, a liability for an exit cost is recognized when a Company commits to an exit plan. Statement 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, Statement 146 may affect the timing and amount of recognizing restructuring costs. The Company will apply the provisions of Statement 146 for any restructuring activities initiated after June 30, 2002.

PERVASIVE SOFTWARE INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Report on Form 10-Q that are not purely historical statements are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any forward looking statements after the date of this filing on Form 10-Q to conform these statements with actual results. See “Risk Factors that May Affect Future Results,” and the factors and risks discussed in the Company’s Annual Report on Form 10-K filed on September 27, 2002 (File No. 000-23043) and other reports filed from time to time with the Securities and Exchange Commission.

Overview

Pervasive Software is a leading worldwide provider of embedded data management solutions and services to support the development, deployment and management of mission-critical business applications. Our high-performance, flexible database, Pervasive.SQL™, is widely installed with more than 5 million server seats licensed to date. Pervasive.SQL offers advanced data management technology combined with a very low total cost of ownership (TCO), resulting in an average 7-to-1 advantage over another competitor’s database, according to a September 2001 Aberdeen Group study. With Pervasive.SQL, independent software vendors (ISVs) can create sophisticated yet low-maintenance business applications that reach far beyond the desktop to easily share information from workstations to the Web. Our software is designed for integration by ISVs into Web or client/server applications sold to small to mid-size enterprises (SMEs), which typically have environments with little to no information technology (“IT”) infrastructure and require self-tuning, low-administration products. As a result, end-users can concentrate on running their businesses instead of managing the database underlying their applications, which is particularly critical to this large market.

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

Historically, we have derived substantially all of our revenues from our Pervasive.SQL data management products. The next release of Pervasive.SQL, V8, is slated for release by the end of calendar year 2002. Our future operating results will depend upon continued market acceptance of Pervasive.SQL. Any decrease in demand or market acceptance for our Pervasive.SQL product would have a damaging effect on our business, operating results and financial condition.

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

	Three months ended September 30,
	2002	2001
Revenues	100%	100%
Costs and expenses:
Cost of revenues and technical support	17	19
Sales and marketing	35	34
Research and development	21	22
General and administrative	13	15

Total costs and expenses	86	90

Operating income from continuing operations	14	10

Interest and other income, net	2	3
Income tax provision	(2)	(2)

Income from continuing operations before effect of adoption of new accounting principle	14	11

Effect of adoption of new accounting principle	—	(8)

Income from continuing operations	14	3

Gain from discontinued operations	2	—

Net income	16%	3%

     Revenues

Our revenues increased 2% to $9.2 million in the three months ended September 30, 2002, as compared to $9.0 million reported for the three months ended September 30, 2001. We attribute this revenue increase primarily to increased revenue in Japan during the first quarter of fiscal 2003.

Licenses of our software operating on Windows NT or other Microsoft operating systems continue to represent approximately 80% to 90% of our revenues. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future.

International revenues, consisting of all revenues from customers located outside of North America, were $3.6 million and $3.3 million in the three months ended September 30, 2002 and 2001, representing 39% and 36% of total revenues, respectively. We attribute the increase in international revenue during the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 primarily to increased revenue in Japan during the first quarter of fiscal 2003. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

     Costs and Expenses

Cost of Revenues and Technical Support.    Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for our shrink wrap software products, the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase, payment of license fees for third-parties technologies embedded in our products and the costs to deliver professional services and training services to others. Cost of revenues and technical support was $1.6 million and $1.7 million in the three months ended September 30, 2002 and 2001, representing 17% and 19% of revenues, respectively. Cost of revenues and technical support decreased in dollar amount and as a percentage of revenue primarily related to a reduction in costs associated with professional consulting personnel. We anticipate that cost of revenues and technical support in the near term will be consistent with the costs incurred during the three months ended September 30, 2002.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $3.2 million and $3.1 million in the three months ended September 30, 2002 and 2001, representing 35% and 34% of revenues, respectively. Sales and marketing expenses increased in dollar amount and as a percentage of revenue primarily due to increased costs associated with sales and marketing personnel. We expect sales and marketing expenses in the near term may increase from costs incurred during the three months ended September 30, 2002, primarily as a result of costs associated with marketing programs and promotional expenses related to the launch of the next release of Pervasive.SQL, V8, slated for release by the end of calendar year 2002.

Research and Development.    Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.0 million and $2.0 million in the three months ended September 30, 2002 and 2001, representing 21% and 22% of revenues, respectively. Research and development expenses were consistent in dollar amount and as a percentage of revenue. We anticipate that research and development expenses in the near term will be consistent with the costs incurred in the three months ended September 30, 2002.

General and Administrative.    General and administrative expenses consist primarily of the personnel and other costs of our finance, human resources, information systems and administrative departments and bad debt expense. General and administrative expenses were $1.2 million and $1.4 million in the three months ended September 30, 2002 and 2001, representing 13% and 15% of revenues, respectively. General and administrative expenses decreased in dollar amount and as a percentage of revenue primarily due to a reduction in bad debt expense. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred in the three months ended September 30, 2002.

Provision for Income Taxes.    Provision for income taxes was approximately $0.2 million and $0.2 million in the three months ended September 30, 2002 and 2001, respectively.

Based on a number of factors, we believe that it is more likely than not, that a substantial amount of our deferred tax assets may not be realized. These factors include:

•	Recent trends in revenue related to continuing operations;

•	The potential impact of anticipated deductions due to exercise of employee stock options on deferred tax assets with limited carryforward periods; and

•	The intensely competitive market in which we operate and which is subject to rapid change.

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

Effect of Adoption of New Accounting Principle.    We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Statement 142 discontinues the amortization of goodwill and requires future periodic testing of goodwill for impairment. In addition, the Statement requires reassessment of the useful lives of previously recognized intangible assets. With the adoption of the Statement, we ceased amortization of goodwill as of July 1, 2001. The adoption resulted in a decrease in operating expense related to goodwill amortization of approximately $104,000 per year. Additionally, we completed a goodwill impairment test as allowed by Statement 142 during the first quarter of fiscal 2002, resulting in an impairment charge of approximately $676,000, which is recorded as a cumulative change in accounting principle.

Gain from Discontinued Operations.    Gain from discontinued operations of approximately $159,000 in the first quarter of fiscal 2003 is the result of a reduction in the estimated future liabilities of the discontinued Tango operations following the partial termination of an office lease on favorable economic terms.

Liquidity and Capital Resources

Cash provided by continuing operations was $2.4 million and $2.4 million for the three months ended September 30, 2002 and 2001, respectively. Cash provided by continuing operations during the first quarter of fiscal 2003 resulted primarily from income from continuing operations and an increase in accounts payable and accrued liabilities. Cash provided by continuing operations during the first quarter of fiscal 2002 resulted primarily from income from continuing operations, a decrease in prepaid expenses and other current assets and non-cash charge related to the early adoption of FASB Statement No. 142.

During the first three months of fiscal 2003 and 2002 we received net proceeds of $3.1 million and $1.6 million, respectively, from the sale or maturity of marketable securities, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $0.1 million and $0.2 million in the three months ended September 30, 2002 and 2001, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures may increase during the current fiscal year as compared to the prior year as a result of possible capital projects to upgrade certain front and back office systems.

We have a stock repurchase plan in place whereby we may repurchase shares of our common stock up to a total of $5.0 million through July 21, 2003. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. As of September 30, 2002, we had repurchased approximately 836,000 shares of common stock at an aggregate cost of approximately $2.0 million.

On September 30, 2002, we had $31.8 million in working capital, including $36.1 million in cash, cash equivalents and marketable securities.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business as required by Accounting Principles Board No. 30. The provisions of Statement 144 are effective for our fiscal year beginning July 1, 2002. The adoption of Statement 144 did not have a significant impact on our financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). Statement 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under EITF 94-3, a liability for an exit cost is recognized when a Company commits to an exit plan. Statement 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, Statement 146 may affect the timing and amount of recognizing restructuring costs. We will apply the provisions of Statement 146 for any restructuring activities initiated after June 30, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France, England and Poland and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the quarter ended September 30, 2002. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2002.

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

Our Financial Results May Vary Significantly from Quarter to Quarter

Our operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside of our control. These factors include:

•	Fluctuations in demand for our products or upgrades to our products;

•	Fluctuations in the demand for and deployment of client/server applications in which our Pervasive.SQL products are designed to be embedded;

•	Fluctuations in demand for our products due to the potential deteriorating economic conditions on our customer base;

•	Seasonality of purchases and the timing of product sales and shipments;

•	Unexpected delays in introducing new products and services or improvements to existing products and services;

•	New product releases, licensing models or pricing policies by our competitors;

•	Acquisitions or mergers involving us, our competitors or customers;

•	Impact of changes to our product distribution strategy and pricing policies;

•	Lack of order backlog;

•	Loss of a significant customer or distributor;

•	Changes in purchasing and/or payment practices by our distributors or other customers;

•	A reduction in the number of independent software vendors, or ISVs, who embed our products or value-added resellers, or VARs, who sell and deploy our products;

•	Changes in the mix of domestic and international sales;

•	Impact of changes to our geographic investment levels and business models;

•	Changes in the cost of routine business activities, e.g., the increasing cost of directors and officers’ liability insurance premiums;

•	Gains or losses associated with discontinued operations;

•	Changes in our business plan or strategy; and

•	Changes in generally accepted accounting principles.

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

Our Performance Depends on Market Acceptance of Pervasive.SQL

We derive substantially all of our revenues from the license of our Pervasive.SQL products. Continued market acceptance of Pervasive.SQL 2000 may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and what we believe is a softening in the market for client/server applications of the type built on Pervasive.SQL 2000. The next release of Pervasive.SQL, V8, is slated for release by the end of calendar year 2002. Market acceptance of Pervasive.SQL 2000, Pervasive.SQL V8 and future upgrades also may be influenced by factors in our control such as product quality, relative demand for feature and functionality upgrades and any future product announcements or price changes.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account For a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors, value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the quarter ended September 30, 2002, two distributors combined accounted for an aggregate of approximately 26% of our revenues, as compared to the quarter ended September 30, 2001, when three distributors accounted for an aggregate of approximately 29% of our revenues. Additionally, we estimate that approximately 20% of our revenues in the quarter ended September 30, 2002 were from sales related to accounting software applications. We expect we will continue to depend on a limited number of distributors and sales related to accounting software applications for a significant portion of our revenues in future periods. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the quarter ended September 30, 2002, we derived 39% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

ITEM 4.    CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this quarterly report on Form 10-Q, the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported in a timely manner.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report on Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and elsewhere in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements include statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Report on Form 10-Q.

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

The Company’s annual meeting of the stockholders was held on November 11, 2002.

The following nominees were elected as directors, each to hold office until their three-year term expires or until their successors have been duly elected and qualified, by the vote set forth below:

NOMINEE	FOR	WITHHELD
Shelby H. Carter, Jr.	15,690,108	177,799
Nancy R. Woodward	15,684,577	183,330

The proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending June 30, 2003 was approved by the vote set forth below:

FOR	AGAINST	ABSTAIN
14,838,916	1,018,126	10,865

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits under Item 601 of Regulation S-K

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1, 3.2 and 4.3

4.2*	Specimen Common Stock certificate

4.3*	Investors’ Rights Agreement dated April 19, 1995, between the Company and the investors named therein

4.4***	Rights Agreement dated October 20, 2000 between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*	1997 Stock Incentive Plan

10.3*	Employee Stock Purchase Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.10**	Lease agreement dated April 2, 1998 between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).

**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).

***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

(b)    Reports filed on Form 8-K

On July 24, 2002, the Company filed a Current Report on Form 8-K dated July 16, 2002, which included information under Item 5 (Other Events).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	PERVASIVE SOFTWARE INC. (Registrant)

	By:	/s/ JOHN E. FARR
John E. Farr Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Certification

I, David Sikora, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pervasive Software Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ DAVID SIKORA David Sikora President and Chief Executive Officer

Certification

I, John E. Farr, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pervasive Software Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ JOHN E. FARR John E. Farr Chief Financial Officer

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