Form 10-Q
period 2002-12-31
PERVASIVE SOFTWARE INC
filed 2003-02-14
CIK 1042821

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

(1) Yes ✓	No
(2) Yes ✓	No

As of February 14, 2003 there were 16,658,935 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Pervasive Software Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	December 31, 2002	June 30, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,259	$22,215
Marketable securities	7,621	11,973
Trade accounts receivable, net	4,661	4,263
Notes receivable from related parties	102	102
Prepaid expenses and other current assets	479	1,209

Total current assets	43,122	39,762
Property and equipment, net	2,463	2,922
Notes receivable from related parties	255	306
Other assets	184	369

Total assets	$46,024	$43,359

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$560	$268
Accrued payroll and payroll related costs	1,791	1,740
Deferred rent and lease related accruals	2,013	1,494
Other accrued expenses	3,273	3,234
Deferred revenues	2,199	2,147
Liabilities of discontinued operations	46	684

Total current liabilities	9,882	9,567

Stockholders’ equity :
Common stock	58,418	59,096
Retained deficit	(22,276)	(25,304)

Total stockholders’ equity	36,142	33,792

Total liabilities and stockholders’ equity	$46,024	$43,359

See accompanying notes.

Pervasive Software Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
Revenues	$9,783	$9,214	$18,959	$18,179
Costs and expenses:
Cost of revenues and technical support	1,449	1,632	2,999	3,297
Sales and marketing	3,412	2,986	6,602	6,069
Research and development	2,022	1,710	3,986	3,648
General and administrative	1,295	1,423	2,472	2,774

Total costs and expenses	8,178	7,751	16,059	15,788

Operating income from continuing operations	1,605	1,463	2,900	2,391

Interest and other income, net	149	178	311	407
Income tax provision	(150)	(175)	(300)	(350)

Income from continuing operations before effect of adoption of new accounting principle	1,604	1,466	2,911	2,448

Effect of adoption of new accounting principle	—	—	—	(676)

Income from continuing operations	1,604	1,466	2,911	1,772
Gain from discontinued operations	—	—	159	—

Net income	$1,604	$1,466	$3,070	$1,772

Basic earnings per share:
Income from continuing operations before effect of adoption of new accounting principle	$0.10	$0.09	$0.17	$0.15
Effect of adoption of new accounting principle	—	—	—	(0.04)
Gain from discontinued operations	—	—	0.01	—

Net income	$0.10	$0.09	$0.18	$0.11

Diluted earnings per share:
Income from continuing operations before effect of adoption of new accounting principle	$0.09	$0.08	$0.16	$0.14
Effect of adoption of new accounting principle	—	—	—	(0.04)
Gain from discontinued operations	—	—	0.01	—

Net income	$0.09	$0.08	$0.17	$0.10

See accompanying notes.

Pervasive Software Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended December 31,
	2002	2001
Cash from continuing operations
Income from continuing operations	$2,911	$1,772
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	771	1,138
Effect of adoption of new accounting principle	—	676
Other non cash items	16	321
Change in current assets and liabilities:
(Increase) decrease in trade accounts receivable	(398)	870
Decrease in prepaid expenses and other current assets	689	992
Increase (decrease) in accounts payable and accrued liabilities	869	(1,218)
Increase in deferred revenue	52	295

Net cash provided by continuing operations	4,910	4,846

Cash from discontinued operations
Gain from discontinued operations	159	—
Decrease in liabilities of discontinued operations	(639)	(797)

Net cash used in discontinued operations	(480)	(797)

Cash from investing activities
Purchase of property and equipment	(325)	(378)
Sales and purchases of marketable securities, net	4,351	(2,665)
Investment in business venture, net	100	(305)
(Increase) decrease in other assets	177	(160)

Net cash provided by (used in) investing activities	4,303	(3,508)

Cash from financing activities
Proceeds from issuance of stock, net of issuance costs	235	53
Acquisition of treasury stock	(929)	(684)

Net cash used in financing activities	(694)	(631)

Effect of exchange rate on cash and cash equivalents	5	1

Increase (decrease) in cash and cash equivalents	8,044	(89)
Cash and cash equivalents at beginning of period	22,215	20,593

Cash and cash equivalents at end of period	$30,259	$20,504

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.    General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All material intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2002, which are contained in the Company’s Annual Report filed on Form 10-K on September 27, 2002 (File No. 000-23043). The results of operations for the three and six month periods ended December 31, 2002 and 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share before the effect of discontinued operations and adoption of new accounting principle (in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
Numerator:
Income from continuing operations before effect of adoption of new accounting principle	$1,604	$1,466	$2,911	$2,448

Denominator:

Denominator for basic earnings per share – weighted average shares	16,604	16,807	16,669	16,863

Effect of dilutive securities:
Employee stock options	1,016	626	963	627

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	17,620	17,433	17,632	17,490

Basic earnings per share from continuing operations before effect of adoption of new accounting principle	$0.10	$0.09	$0.17	$0.15

Diluted earnings per share from continuing operations before effect of adoption of new accounting principle	$0.09	$0.08	$0.16	$0.14

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.    Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
Net income	$1,604	$1,466	$3,070	$1,772
Foreign currency translation adjustments	9	(265)	(41)	(238)

Comprehensive income	$1,613	$1,201	$3,029	$1,534

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

Historically, we have derived substantially all of our revenues from our Pervasive.SQL data management products. The latest release of Pervasive.SQL, V8, was released in December 2002. Our future operating results will depend upon continued market acceptance of Pervasive.SQL. Any decrease in demand or market acceptance for our Pervasive.SQL product would have a damaging effect on our business, operating results and financial condition.

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

Sales Returns and Bad Debt Reserves—We reserve for estimated sales returns, stock rotation and price protection rights, as well as uncollectible accounts based on experience.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues and technical support	15	18	16	18
Sales and marketing	35	32	35	33
Research and development	21	19	21	20
General and administrative	13	15	13	15

Total costs and expenses	84	84	85	86

Operating income from continuing operations	16	16	15	14
Interest and other income, net	2	2	2	2
Income tax provision	(2)	(2)	(2)	(2)

Income from continuing operations before effect of adoption of new accounting principle	16	16	15	14
Effect of adoption of new accounting principle	—	—	—	(4)

Income from continuing operations	16	16	15	10
Gain from discontinued operations	—	—	1	—

Net income	16%	16%	16%	10%

Revenues

Our revenues were $9.8 million in the three months ended December 31, 2002, an increase of 6% over the $9.2 million reported for the comparable period in the prior fiscal year. Our revenues for the six-month period ending December 31, 2002 increased 4% to $19.0 million as compared to $18.2 million for the comparable period in the prior fiscal year. We attribute these revenue increases primarily to increased revenue in Japan during the first quarter of fiscal 2003 and the release of the latest version of our product, Pervasive.SQL V8 during the second quarter of fiscal 2003.

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

International revenues, consisting of all revenues from customers located outside of North America, were $3.8 million and $4.0 million in the three months ended December 31, 2001 and 2002, representing 41% and 41% of total revenues, respectively. International revenues were $7.0 million and $7.6 million in the six months ended December 31, 2001 and 2002, representing 39% and 40% of total revenues, respectively. We attribute the increase in international revenue during the first half of fiscal 2003 as compared to the first half of fiscal 2002 primarily to increased revenue in Japan during the first quarter of fiscal 2003 and the release of the latest version of our product, Pervasive.SQL V8 during the second quarter of fiscal 2003. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Revenues and Technical Support.    Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for our shrink wrap software products, the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase, payment of license fees for third-parties technologies embedded in our products and the costs to deliver professional services and training services to others. Cost of revenues and technical support was $1.6 million and $1.4 million in the three months ended December 31, 2001 and 2002, representing 18% and 15% of revenues, respectively. Cost of revenues and technical support was $3.3 million and $3.0 million for the six month period ending December 31, 2001 and 2002, representing 18% and 16% of revenues, respectively. Cost of revenues and technical support decreased in dollar amount and as a percentage of revenue primarily as a result of a reduction in costs associated with professional consulting personnel. We anticipate that cost of revenues and technical support in the near term will be consistent with the costs incurred during the three months ended December 31, 2002.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $3.0 million and $3.4 million in the three months ended December 31, 2001 and 2002, representing 32% and 35% of revenues, respectively. Sales and marketing expenses were $6.1 million and $6.6 million for the six months ending December 31, 2001 and 2002, representing 33% and 35% of revenues, respectively. Sales and marketing expenses increased in dollar amount and as a percentage of revenue primarily due to increased costs associated with sales and marketing personnel and costs associated with marketing programs and promotional expenses related to the launch of the latest release of Pervasive.SQL, V8, during the second quarter of fiscal 2003. We expect sales and marketing expenses in the near term may increase from costs incurred during the three months ended December 31, 2002, primarily as a result of additional costs associated with marketing programs and promotional expenses related to Pervasive.SQL V8, released in December 2002.

Research and Development.    Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $1.7 million and $2.0 million in the three months ended December 31, 2001 and 2002, representing 19% and 21% of revenues, respectively. Research and development expenses were $3.6 million and $4.0 million for the six months ended December 31, 2001 and 2002, representing 20% and 21% of revenues, respectively. Research and development expenses increased in dollar amount and as a percentage of revenue primarily due to increased costs associated with research and development personnel. We anticipate that research and development expenses in the near term will be consistent with the costs incurred in the three months ended December 31, 2002.

General and Administrative.    General and administrative expenses consist primarily of the personnel and other costs of our finance, human resources, information systems and administrative departments. General and administrative expenses were $1.4 million and $1.3 million in the three months ended December 31, 2001 and 2002, representing 15% and 13% of revenues, respectively. General and administrative expenses were $2.8 million and $2.5 million for the six months ended December 31, 2001 and 2002, representing 15% and 13% of revenues, respectively. General and administrative expenses decreased in dollar amount and as a percentage of revenue primarily due to a reduction in bad debt expense and fees paid to professional service providers. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred in the three months ended December 31, 2002.

Provision for Income Taxes.    Provision for income taxes was approximately $0.2 million and $0.2 million in the three months ended December 31, 2001 and 2002, respectively. Provision for income taxes was approximately $0.4 million and $0.3 million for the six months ended December 31, 2001 and 2002, respectively. The provision for income taxes consists primarily of income taxes related to foreign operations. Income from U.S. operations has been offset by net operating losses carried forward from previous years.

Based on a number of factors, we believe that it is more likely than not, that a substantial amount of our deferred tax assets may not be realized. Accordingly, we have recorded a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the lack of significant earnings history. We expect to continue to incur foreign taxes associated with our international operations while our domestic income taxes will remain minimal as we utilize substantial net operating losses carried forward from previous years.

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

Liquidity and Capital Resources

Cash provided by continuing operations was $4.8 million and $4.9 million for the six months ended December 31, 2001 and 2002, respectively. Cash provided by continuing operations for the six months ended December 31, 2002 resulted primarily from income from continuing operations, a decrease in prepaid expense and other current assets and an increase in accounts payable and accrued liabilities, offset by a decrease in trade accounts receivable. Cash provided by continuing operations during the comparable period in the prior fiscal year resulted primarily from net income from continuing operations and decreases in trade accounts receivable and prepaid expense and other current assets, offset by a decrease in accounts payable and accrued liabilities.

During the first six months of fiscal 2003 we received net proceeds of $4.4 million from the sale or maturity of marketable securities, consisting of various taxable and tax advantaged securities. We invested $2.7 million, net, in marketable securities during the first six months of fiscal 2001. In addition, we purchased property and equipment totaling approximately $0.4 million and $0.3 million in the six months ended December 31, 2001 and 2002, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures may increase during the current fiscal year as compared to the prior year as a result of possible capital projects to upgrade certain front and back office systems.

We have a stock repurchase plan in place whereby we may repurchase shares of our common stock up to a total of $5.0 million through July 21, 2003. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. As of December 31, 2002, we had repurchased approximately 963,000 shares of common stock at an aggregate cost of approximately $2.4 million.

We are exploring new opportunities to build, license or acquire products and services for introduction to and through our expansive worldwide channel. Any such transactions could cause us to issue dilutive equity securities, reduce our cash and marketable securities, or incur debt or contingent liabilities.

On December 31, 2002, we had $33.2 million in working capital, including $37.9 million in cash, cash equivalents and marketable securities.

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

The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France, United Kingdom and Poland and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the three or six months ended December 31, 2002. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2002.

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

Our Performance Depends on Market Acceptance of Pervasive.SQL

We derive substantially all of our revenues from the license of our Pervasive.SQL products. Continued market acceptance of Pervasive.SQL 2000 and Pervasive.SQL V8 may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and what we believe is a softening in the market for client/server applications of the type built on Pervasive.SQL 2000. Our latest product, Pervasive.SQL V8, was released in December 2002. Market acceptance of Pervasive.SQL 2000, Pervasive.SQL V8 and future upgrades also may be influenced by factors in our control such as product quality, relative demand for feature and functionality upgrades and any future product announcements or price changes.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account For a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors, value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the six months ended December 31, 2002, two distributors combined accounted for an aggregate of approximately 22% of our revenues, as compared to the six months ended December 31, 2001, when three distributors accounted for an aggregate of approximately 23% of our revenues. Additionally, we estimate that approximately 20% of our revenues in the six months ended December 31, 2002 were from sales related to accounting software applications. We expect we will continue to depend on a limited number of distributors and sales related to accounting software applications for a significant portion of our revenues in future periods. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

We cannot be certain we will be able to continue to attract additional indirect channel partners or retain our current partners. In addition, we cannot be certain our competitors will not attempt to recruit certain of our current or future partners. For example, in December 2000, Microsoft (a competitor) acquired Great Plains Software (an OEM that embeds our product into certain of its products and also a channel partner). This may have, and any similar transactions may have, an adverse effect on our ability to attract and retain partners.

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

We Are Susceptible to a Shift in the Market for Client/Server Applications Toward Web-Based Applications

We have derived substantially all of our historical revenues from the use of our products in client/server applications. We expect to rely on continued market demand for client/server applications indefinitely. However, we believe market demand may be shifting from client/server applications to Web-based applications. If so, this shift would be occurring before our product line has achieved market acceptance for use in Web-based applications. In addition, we cannot be certain that our existing client/server developers will migrate to Web-based applications and continue to use our products or that other developers of Web-based applications would select our data management products. Further, this shift may result in a change in revenue models from licensing of client/server and Web-based applications to renting of applications from application service providers. A decrease in client/server application sales coupled with an inability to derive revenues from the Web-based application market could have a material adverse effect on our business, operating results and financial condition.

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the quarter ended December 31, 2002, we derived 41% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

ITEM 5.    OTHER INFORMATION

Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the approval of non-audit services by the audit committee of our board of directors (the “Audit Committee”) to be performed by Ernst & Young LLP, our independent auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Except as set forth below, the services approved by the Audit Committee are each considered by the Audit Committee to be audit-related services that are closely related to the financial audit process. Each of the services was pre-approved by the Audit Committee.

The Audit Committee has also pre-approved additional engagements of Ernst & Young LLP for the non-audit services of preparation of state and federal tax returns.

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

*Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).

**Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).

***Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2003	PERVASIVE SOFTWARE INC. (Registrant)

	By:	/s/ John E. Farr
John E. Farr Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Certification

I, David Sikora, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pervasive Software Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 14, 2003
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

Date: February 14, 2003
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

*Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).

** Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).

*** Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).