Form 10-Q
period 2003-03-31
PERVASIVE SOFTWARE INC
filed 2003-05-12
CIK 1042821

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of May 7, 2003 there were 16,733,040 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pervasive Software Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2003	June 30, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,750	$22,215
Marketable securities	10,310	11,973
Trade accounts receivable, net	4,852	4,263
Notes receivable from related parties	102	102
Prepaid expenses and other current assets	406	1,209

Total current assets	45,420	39,762
Property and equipment, net	2,291	2,922
Notes receivable from related parties	218	306
Other assets	188	369

Total assets	$48,117	$43,359

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$648	$268
Accrued payroll and payroll related costs	1,467	1,740
Deferred rent and lease related accruals	2,290	1,494
Other accrued expenses	3,525	3,234
Deferred revenues	2,152	2,147
Liabilities of discontinued operations	35	684

Total current liabilities	10,117	9,567

Stockholders’ equity :
Common stock	58,483	59,096
Retained deficit	(20,483)	(25,304)

Total stockholders’ equity	38,000	33,792

Total liabilities and stockholders’ equity	$48,117	$43,359

See accompanying notes.

Pervasive Software Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Revenues	$10,032	$9,432	$28,991	$27,611
Costs and expenses:
Cost of revenues and technical support	1,479	1,672	4,478	4,969
Sales and marketing	3,592	3,040	10,194	9,109
Research and development	1,912	1,747	5,898	5,395
General and administrative	1,231	1,304	3,703	4,078

Total costs and expenses	8,214	7,763	24,273	23,551

Operating income from continuing operations	1,818	1,669	4,718	4,060

Interest and other income, net	116	158	426	565
Income tax provision	(150)	(110)	(450)	(460)

Income from continuing operations before effect of adoption of new accounting principle	1,784	1,717	4,694	4,165
Effect of adoption of new accounting principle	—	—	—	(676)

Income from continuing operations	1,784	1,717	4,694	3,489
Gain from discontinued operations	—	—	159	—

Net income	$1,784	$1,717	$4,853	$3,489

Basic earnings per share:
Income from continuing operations before effect of adoption of new accounting principle	$0.11	$0.10	$0.28	$0.25
Effect of adoption of new accounting principle	—	—	—	(0.04)
Gain from discontinued operations	—	—	0.01	—

Net income	$0.11	$0.10	$0.29	$0.21

Diluted earnings per share:
Income from continuing operations before effect of adoption of new accounting principle	$0.10	$0.09	$0.26	$0.24
Effect of adoption of new accounting principle	—	—	—	(0.04)
Gain from discontinued operations	—	—	0.01	—

Net income	$0.10	$0.09	$0.27	$0.20

See accompanying notes.

Pervasive Software Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended March 31,
	2003	2002
Cash from continuing operations
Income from continuing operations	$4,694	$3,489
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	1,080	1,627
Effect of adoption of new accounting principle	—	676
Other non cash items	24	329
Change in current assets and liabilities:
(Increase) decrease in trade accounts receivable	(589)	1,183
Decrease in prepaid expenses and other current assets	759	642
Increase (decrease) in accounts payable and accrued liabilities	1,124	(957)
Increase in deferred revenue	5	607

Net cash provided by continuing operations	7,097	7,596

Cash from discontinued operations
Gain from discontinued operations	159	—
Decrease in liabilities of discontinued operations	(649)	(837)

Net cash used in discontinued operations	(490)	(837)

Cash from investing activities
Purchase of property and equipment	(428)	(417)
Sales and purchases of marketable securities, net	1,663	(6,617)
Investment in business venture, net	150	(260)
(Increase) decrease in other assets	187	(261)

Net cash provided by (used in) investing activities	1,572	(7,555)

Cash from financing activities
Proceeds from issuance of stock, net of issuance costs	292	327
Acquisition of treasury stock	(929)	(1,487)

Net cash used in financing activities	(637)	(1,160)

Effect of exchange rate on cash and cash equivalents	(7)	(20)

Increase (decrease) in cash and cash equivalents	7,535	(1,976)
Cash and cash equivalents at beginning of period	22,215	20,593

Cash and cash equivalents at end of period	$29,750	$18,617

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

1. General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All material intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2002, which are contained in the Company’s Annual Report filed on Form 10-K on September 27, 2002 (File No. 000-23043). The results of operations for the three and nine month periods ended March 31, 2003 and 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share before the effect of discontinued operations and adoption of new accounting principle (in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Numerator:
Income from continuing operations before effect of adoption of new accounting principle	$1,784	$1,717	$4,694	$4,165

Denominator:

Denominator for basic earnings per share – weighted average shares	16,621	16,861	16,654	16,862

Effect of dilutive securities:
Employee stock options	1,258	1,356	1,056	820

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	17,879	18,217	17,710	17,682

Basic earnings per share from continuing operations before effect of adoption of new accounting principle	$0.11	$0.10	$0.28	$0.25

Diluted earning per share from continuing operations before effect of adoption of new accounting principle	$0.10	$0.09	$0.26	$0.24

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Net income	$1,784	$1,717	$4,853	$3,489
Foreign currency translation adjustments	9	(38)	(32)	(276)

Comprehensive net income	$1,793	$1,679	$4,821	$3,213

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

5. Stock Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has determined the pro forma impact on net income.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31		Nine Months Ended March 31
	2003	2002	2003	2002
Income from continuing operations before effect of adoption of new accounting principle as reported	$1,784	$1,717	$4,694	$4,165
Deduct: Total stock-based employee compensation expense determined under fair value-based method for employee awards	(912)	(597)	(2,788)	(1,970)

Pro forma income from continuing operations before effect of adoption of new accounting principle	$872	$1,120	$1,906	$2,195

Basic earnings per share from continuing operations before effect of adoption of new accounting principle:
As reported	$0.11	$0.10	$0.29	$0.25
Pro forma	$0.05	$0.07	$0.11	$0.13

Diluted earnings per share from continuing operations before effect of adoption of new accounting principle:
As reported	$0.10	$0.09	$0.26	$0.24
Pro forma	$0.05	$0.06	$0.11	$0.12

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

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company does not have any guarantees or indemnification arrangements other than the indemnification clause in some of its software licenses. The Company implemented the provisions of FIN 45 as of January 1, 2003 and such implementation of FIN 45 did not have a material impact on its financial position, results of operations or cash flows.

In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, Statement No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Since the Company is continuing to account for stock-based compensation using the intrinsic value method under APB No. 25, the adoption of SFAS No. 148 requires the Company to provide prominent disclosures about the effects of FAS 123 on reported income in annual and interim financial statements.

7. Subsequent Event

In April 2003, the Company purchased a database transaction intelligence technology from ThinkNet Inc., a software development company based in Toronto, Ontario. The acquired technology provides a continuous, comprehensive and auditable view of an application’s database operations, such as who did what when, where and how. It consists of a Pervasive.SQL™ logging plug-in, a query and analysis module, and a sophisticated business rules engine. It also alerts administrators to events according to predefined business rules and reports activity efficiently for analysis. Following a productization and integration effort, product availability is planned for later this calendar year. The Company acquired the technology for $550,000 in cash. The Company expects to amortize the resulting intangible asset over a ten-year period.

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

Overview

Pervasive Software is a leading worldwide provider of embedded data management solutions and services to support the development, deployment and management of mission-critical business applications. Our high-performance, flexible database, Pervasive.SQL™, is widely installed with more than 5 million server seats licensed to date. Pervasive.SQL offers advanced data management technology combined with a very low total cost of ownership (TCO), resulting in an average 7-to-1 advantage over another competitor’s database, according to a September 2001 Aberdeen Group study. With Pervasive.SQL, independent software vendors (ISVs) can create sophisticated yet low-maintenance business applications that reach far beyond the desktop to easily share information from workstations to the Web. Our software is designed for integration by ISVs into Web or client/server applications sold to small to mid-size enterprises (SMEs), which typically have environments with little to no information technology (IT) infrastructure and require self-tuning, low-administration products. As a result, end-users can concentrate on running their businesses instead of managing the database underlying their applications, which is particularly critical to this large market.

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

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues and technical support	15	18	16	18
Sales and marketing	36	32	35	32
Research and development	19	18	20	20
General and administrative	12	14	13	15

Total costs and expenses	82	82	84	85

Operating income from continuing operations	18	18	16	15
Interest and other income, net	1	1	1	2
Income tax provision	(1)	(1)	(1)	(2)

Income from continuing operations before effect of adoption of new accounting principle	18	18	16	15
Effect of adoption of new accounting principle	—	—	—	(2)

Income from continuing operations	18	18	16	13
Gain from discontinued operations	—	—	1	—

Net income	18%	18%	17%	13%

Revenues

Our revenues were $10.0 million in the three months ended March 31, 2003, an increase of 6% over the $9.4 million reported for the comparable period in the prior fiscal year. Our revenues for the nine-month period ended March 31, 2003 increased 5% to $29.0 million as compared to $27.6 million for the comparable period in the prior fiscal year. We attribute these revenue increases primarily to increased revenue in Japan during the first and third quarters of fiscal 2003 and the release of the latest version of our product, Pervasive.SQL V8 during the second quarter of fiscal 2003.

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

International revenues, consisting of all revenues from customers located outside of North America, were $3.9 million and $4.4 million in the three months ended March 31, 2002 and 2003, representing 41% and 44% of total revenues, respectively. International revenues were $10.9 million and $12.0 million in the nine months ended March 31, 2002 and 2003, representing 40% and 41% of total revenues, respectively. We attribute the increase in international revenue during the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002 primarily to increased revenue in Japan during the first and third quarters of fiscal 2003 and the release of the latest version of our product, Pervasive.SQL V8 during the second quarter of fiscal 2003. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Revenues and Technical Support. Cost of revenues and technical support consists of the cost to manufacture and fulfill orders for our shrink wrap software products, the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase, payment of license fees for third-parties’ technologies and the costs to deliver professional services and training services to others. Cost of revenues and technical support was $1.7 million and $1.5 million in the three months ended March 31, 2002 and 2003, representing 18% and 15% of revenues, respectively. Cost of revenues and technical support was $5.0 million and $4.5 million for the nine-month period ended March 31, 2002 and 2003, representing 18% and 16% of revenues, respectively. Cost of revenues and technical support decreased in dollar amount and as a percentage of revenue primarily as a result of a reduction in costs associated with professional consulting personnel. We anticipate that cost of revenues and technical support in the near term will be consistent with the costs incurred during the three months ended March 31, 2003.

Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $3.0 million and $3.6 million in the three months ended March 31, 2002 and 2003, representing 32% and 36% of revenues, respectively. Sales and marketing expenses were $9.1 million and $10.2 million for the nine months ended March 31, 2002 and 2003, representing 32% and 35% of revenues, respectively. Sales and marketing expenses increased in dollar amount and as a percentage of revenue primarily due to increased costs associated with sales and marketing personnel and costs associated with marketing programs and promotional expenses related to the launch of the latest release of Pervasive.SQL, V8, during the second quarter of fiscal 2003. We anticipate sales and marketing expenses in the near term will be consistent with costs incurred during the three months ended March 31, 2003.

Research and Development. Research and development expenses consist of personnel and related costs. Research and development expenses were $1.7 million and $1.9 million in the three months ended March 31, 2002 and 2003, representing 18% and 19% of revenues, respectively. Research and development expenses were $5.4 million and $5.9 million for the nine months ended March 31, 2002 and 2003, representing 20% and 20% of revenues, respectively. Research and development expenses increased in dollar amount and as a percentage of revenue primarily due to increased costs associated with research and development personnel. We anticipate that research and development expenses in the near term will be consistent with the costs incurred in the three months ended March 31, 2003.

General and Administrative. General and administrative expenses consist of the personnel and other costs of our finance, human resources and administrative departments. General and administrative expenses were $1.3 million and $1.2 million in the three months ended March 31, 2002 and 2003, representing 14% and 12% of revenues, respectively. General and administrative expenses were $4.1 million and $3.7 million for the nine months ended March 31, 2002 and 2003, representing 15% and 13% of revenues, respectively. General and administrative expenses decreased in dollar amount and as a percentage of revenue primarily due to a reduction in bad debt expense and fees paid to professional service providers. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred in the three months ended March 31, 2003.

Provision for Income Taxes. Provision for income taxes was approximately $0.1 million and $0.2 million in the three months ended March 31, 2002 and 2003, respectively. Provision for income taxes was approximately $0.5 million and $0.5 million for the nine months ended March 31, 2002 and 2003, respectively. The provision for income taxes consists primarily of income taxes related to foreign operations. Income from U.S. operations has been offset by net operating losses carried forward from previous years.

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

Liquidity and Capital Resources

Cash provided by continuing operations was $7.6 million and $7.1 million for the nine months ended March 31, 2002 and 2003, respectively. Cash provided by continuing operations for the nine months ended March 31, 2003 resulted primarily from net income from continuing operations, an increase in accounts payable and accrued liabilities, and a decrease in prepaid expenses and other current assets offset by a decrease in trade accounts receivable. Cash provided by continuing operations during the comparable period in the prior fiscal year resulted primarily from net income from continuing operations and decreases in trade accounts receivable and prepaid expenses and other current assets, offset by a decrease in accounts payable and accrued liabilities.

During the first nine months of fiscal 2002 we had a net investment of $6.6 million in marketable securities, consisting of various taxable and tax advantaged securities. During the first nine months of fiscal 2003 we received net proceeds of $1.7 million from the sale or maturity of marketable securities. In addition, we purchased property and equipment totaling approximately $0.4 million and $0.4 million in the nine months ended March 31, 2002 and 2003, respectively. This property consisted primarily of computer hardware and software.

We have a stock repurchase plan in place whereby we may repurchase shares of our common stock up to a total of $5.0 million through July 21, 2003. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. As of March 31, 2003, we had repurchased approximately 963,000 shares of common stock at an aggregate cost of approximately $2.4 million. We did not repurchase any shares of common stock during the three months ended March 31, 2003.

We are exploring new opportunities to build, license or acquire products and services for introduction to and through our expansive worldwide channel. Any such transactions could cause us to issue dilutive equity securities, reduce our cash and marketable securities, or incur debt or contingent liabilities.

In April 2003, we purchased a database transaction intelligence technology from ThinkNet Inc., a software development company based in Toronto, Ontario. We acquired the technology for $550,000 in cash.

On March 31, 2003, we had $35.3 million in working capital, including $40.1 million in cash, cash equivalents and marketable securities.

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

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that we recognize the fair value for guarantee and indemnification arrangements issued or modified by us after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by us contain provisions that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. We do not have any guarantees or indemnification arrangements other than the indemnification clause in some of our software licenses. We implemented the provisions of FIN 45 as of January 1, 2003 and such implementation of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, Statement No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Since we are continuing to account for stock-based compensation using the intrinsic value method under APB No. 25, the adoption of SFAS No. 148 requires us to provide prominent disclosures about the effects of FAS 123 on reported income in our annual and interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France, United Kingdom, and Poland and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the three or nine months ended March 31, 2003. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2002.

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

Our Performance Depends on Market Acceptance of Pervasive.SQL

We derive substantially all of our revenues from the license of our Pervasive.SQL products. Continued market acceptance of Pervasive.SQL 2000 and Pervasive.SQL V8 may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and what we believe is a softening in the market for client/server applications of the type built on our products. Our latest product, Pervasive.SQL V8, was released in December 2002. Market acceptance of Pervasive.SQL 2000, Pervasive.SQL V8 and future upgrades also may be influenced by factors in our control such as product quality, relative demand for feature and functionality upgrades and any future product announcements or price changes.

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

We May Face Problems in Connection With Past Acquisitions, Joint Ventures or Licensing Arrangements

In April 2003, we purchased a database transaction intelligence technology from ThinkNet Inc., a software development company based in Toronto, Ontario. The acquired technology provides a continuous, comprehensive and auditable view of an application’s database operations, such as who did what when, where and how. It consists of a Pervasive.SQL™ logging plug-in, a query and analysis module, and a sophisticated business rules engine. It also alerts administrators to events according to predefined business rules and reports activity efficiently for analysis. Following a productization and integration effort, product availability is planned for later this calendar year. We acquired the technology for $550,000 in cash. We cannot be certain that the productization and integration effort will be successful.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account For a

Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors, value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the nine months ended March 31, 2003, two distributors combined accounted for an aggregate of approximately 23% of our revenues, as compared to the nine months ended March 31, 2002, when three distributors accounted for an aggregate of approximately 23% of our revenues. Additionally, we estimate that approximately 20% of our revenues in the nine months ended March 31, 2003 were from sales related to accounting software applications. We expect we will continue to depend on a limited number of distributors and sales related to accounting software applications for a significant portion of our revenues in future periods. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

We Face Significant Competition From Other Companies

We encounter competition for our database products primarily from large, public companies, including Microsoft, Oracle, Sybase, IBM and Progress. In particular, Sybase’s small memory footprint database software product, Adaptive Server Anywhere, and Microsoft’s product, SQL Server, directly compete with our products. In addition, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established or emerging companies providing database products based on existing, new or open-source technologies.

Application service providers (ASPs) may enter our market and could cause a change in revenue models from licensing of client/server and Web-based applications to renting applications. Our competitors may be more successful than we are in adopting these revenue models and capturing related market share.

Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Sybase, IBM, Progress or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs which may limit our ability to sell our products through particular partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business. We cannot be certain we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

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

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the quarter ended March 31, 2003, we derived 44% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

*Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).

** Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).

*** Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2003	PERVASIVE SOFTWARE INC. (Registrant)

	By:	/s/ John E. Farr
John E. Farr Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Certification

I, David Sikora, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pervasive Software Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

            /s/ David Sikora

                David Sikora

President and Chief Executive Officer

Certification

I, John E. Farr, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pervasive Software Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

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