Form 10-K
period 2003-06-30
PERVASIVE SOFTWARE INC
filed 2003-09-25
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

(1)        Yes       ✓       No

(2)        Yes       ✓       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐   No ☑

As of December 31, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $51,345,727. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 19, 2003 there were 16,843,352 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s Annual Meeting of Stockholders to be held in the fourth calendar quarter of 2003.

PERVASIVE SOFTWARE INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED

JUNE 30, 2003

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

Overview

Pervasive Software is a leading worldwide provider of embedded data management solutions and services to support the development, deployment and management of mission-critical business applications. Our high-performance, flexible database, Pervasive.SQL is widely installed with more than 5.4 million server seats licensed to date. Pervasive.SQL offers advanced data management technology combined with a very low total cost of ownership (TCO), resulting in an average 7-to-1 improvement over another competitor’s database, according to a June 2003 Aberdeen Group study. Our sophisticated database replication technology, Pervasive DataExchange, offers targeted solutions to data movement and synchronization problems like maintaining an offsite warm backup, driving transactional data into a data portal, and connecting remote databases. With Pervasive.SQL and Pervasive DataExchange, independent software vendors (ISVs) can create sophisticated yet low-maintenance business applications that reach far beyond the desktop to easily share information from workstations to the Web. In addition, we recently extended our product line with our data security product, Pervasive AuditMaster. Pervasive AuditMaster provides a new level of security for business applications by monitoring and reporting all activity occurring in a Pervasive.SQL database, leveraging deep-level capture, report and alert technology to enable monitoring of mission critical data without the high costs of application redevelopment and deployment, training, or on-going maintenance. Our software products are designed for integration by ISVs into client/server, Web and mobile applications, sold to small to mid-size enterprises (SMEs), which typically have environments with little to no information technology (IT) infrastructure and require self-tuning, low-administration products. As a result, end-users can concentrate on running their businesses instead of managing the data management solutions underlying their applications, which is particularly critical to this large market.

Industry Background

In-Stat/MDR estimates mid-sized businesses (representing 90 thousand businesses in the U.S. with 100-999 employees) will spend approximately $14.7 billion on computer software applications in 2004, an increase of 6% over In-Stat/MDR’s estimates for 2003. Further, In-Stat/MDR expects this spending to continue to grow to more than $16.2 billion in 2006. Likewise, computer software applications spending by small businesses (representing 2.4 million businesses in the U.S. with 5-99 employees) is expected to grow 6% in 2004 over estimates for 2003, reaching nearly $35 billion. SMEs are clearly under continuing pressure to stretch their limited IT resources and improve productivity across their firms. However, In-Stat/MDR believes that as economic conditions slowly improve, growth in the number of SMEs and software application spending by those SMEs is expected to outpace growth in the large enterprise.

Similarly, Forrester Research, Inc. recently surveyed technology decision-makers at 151 North American firms with less than $500 million in revenue—56% of which have less than $100 million—to understand how small and midsize companies differ from their larger peers with respect to IT spending. They found that on average, SMEs will increase their IT spending by 15% over 2002—with the most growth concentrated in the low end of the sector.

We believe these trends in the SME market, combined with the current overall macroeconomic environment, will continue to favor Pervasive over the competition due to heightened sensitivity to Pervasive’s strengths of high-performance, embedded solutions at a low cost. Continued pressure on the level of IT investment indicates companies are likely to continue to delay major application conversions and instead enhance and expand the lives of current applications, many of which are packaged applications, rather than seek alternatives. Pervasive is well positioned to benefit from these extended applications, as well as from new application development when companies look to Pervasive as the TCO leader. On the other hand, Pervasive may be negatively impacted by those SMEs who make brand-name decisions, rather than pure cost or performance decisions, when given a choice of database for their application. Overall, Pervasive expects continued demand for Pervasive.SQL upgrades and licenses for the foreseeable future.

Pervasive Business Model

Pervasive has operations in Austin, Texas; Brussels; Frankfurt; London; Paris and Warsaw, and a joint venture in Japan. We sell products worldwide in more than 150 countries through direct and channel distribution. Our channel includes more than 10,000 independent software vendors, developers, value-added resellers and partners who have built or deployed applications on top of our platform.

Many SME organizations with limited IT resources rely on this channel to help them develop, deploy and maintain business-critical applications. Our products and marketing approach are specifically tailored to meet the needs of our channel partners and their customers. In particular, we have designed sales, marketing, training and licensing programs to encourage development of new client/server, Web and mobile applications with Pervasive.SQL. We believe our sharp focus on our customers and their end-users provides us with multiple sales opportunities, a cost-effective, value-added source of service and technical support and a large, loyal and well-educated channel that develops and deploys applications using our offerings.

The Pervasive Core Offering

Pervasive.SQL, our core database product offering, combines the high performance associated with enterprise-class databases with numerous low-maintenance features and is ideally suited for client/server, Web and mobile mission-critical applications deployed on a variety of the most popular operating systems.

Our offerings allow a broad range of customers to:

•	Build low total cost of ownership applications for use in SME environments characterized by little to no IT infrastructure or in departments within large enterprises;

•	Develop, upgrade or migrate applications that support a broad range of operating systems, including Windows, Linux and NetWare; and

•	Embed our database inside their application, permitting development of a tightly integrated application.

Sales of our most-recent version, Pervasive.SQL V8, were strong in the second half of fiscal year 2003 following its release in December 2002, a testament to its high product quality. Development began during the year on the next major release of Pervasive.SQL. This version, V9, which is slated for release in the summer of 2004, incorporates many of the most-requested customer features and benefits, as well as a boost in SQL performance, providing compelling reasons for upgrades and competitive wins in the marketplace.

Pervasive DataExchange, our core replication offering, offers targeted solutions to data movement and synchronization problems like maintaining an offsite warm backup, driving transactional data into a data portal, and connecting remote databases. DataExchange solutions feature a combination of product and services customized for the business problem to be solved:

•	Data Continuity—augments end-of-day tape backups by maintaining an up-to-date warm standby at an offsite location;

•	Data Synchronization—automates the near real time sharing of data between locations, supporting the growth in the number of offices and locations and related increase in the geographic distribution of data; and

•	Data Portal—bridges the gap between existing transactional systems and the Web portal or the data warehouse, allowing system access for non-transactional activities, such as query and analysis, without disrupting, modifying or taxing the performance of the transactional system.

Pervasive AuditMaster, our core security product offering, monitors and reports all activity occurring in a Pervasive.SQL database, leveraging deep-level capture, report and alert technology to enable monitoring of mission critical data without the high costs of application redevelopment and deployment, training, or on-going maintenance. This technology is particularly relevant in the accounting and healthcare markets, both of which are presently dealing with increased regulatory requirements brought about by the Sarbanes Oxley Act and the Health Insurance Portability and Accountability Act (HIPAA). AuditMaster provides data access accountability by means of three modules:

•	Capture—The Capture module is an easily installed database plug-in. It serves somewhat like an all-seeing flight recorder, trapping every event in the database in a detailed trail. It is installed at the database level, so when the database is running, AuditMaster Capture is running, maintaining a complete log record of events occurring in the database;

•	Report—Once the Capture module establishes the audit trail, the Report module allows queries on it, enabling a security administrator to perform audits on the activity within the application by verifying past activities or analyzing patterns and trends; and

•	Alert—While Reports are historical in nature, the Alert module offers proactive surveillance of future data activity. Once defined in AuditMaster, alert triggers wait for specified events of interest based on the entire range of user actions, including creating, updating and deleting data, or even simply reading it. When a watched for event occurs, AuditMaster immediately triggers an Alert, which can take the form of an email to one or more recipients, a call to another application, or the start-up of a new application.

In response to the growing need for ad hoc search capabilities in Pervasive.SQL powered software applications, we acquired a license to search engine technology in June 2003 for release to the global market of Pervasive.SQL ISVs. Our new search product will allow application developers to incorporate powerful text and numeric search capabilities directly into their Pervasive.SQL V8-based applications with a minimum of development effort. With our search product, developers can build custom search User Interfaces directly into their applications allowing the application’s end user to quickly search for any data in the Pervasive.SQL database using simple text queries rather than complicated SQL syntax. Matching results are returned through XML allowing the application developer to determine the best way they would like to display those results to the end user.

And, on August 8, 2003, we announced the signing of a definitive agreement to acquire privately held Data Junction Corporation, a pioneering data and application integration company based in Austin, Texas, for up to $22.1 million in cash and 5 million shares of Pervasive common stock. The transaction is valued at a total of approximately $52.1 million. The agreement has been unanimously approved by the boards of directors of Pervasive and Data Junction and is subject to the approval of the shareholders of both companies. The acquisition is expected to close in the fourth calendar quarter of 2003.

Data Junction’s primary products include the Data Junction Integration Studio, which is a comprehensive set of visual design tools for rapidly building and testing data integration processes that work with hundreds of data formats and applications. This enables design with total control over all aspects of the integration project—from creating integration maps to managing complex, event-driven flow of inter-application messages and EDI processes. Data Junction virtually created the category known as ETL (extract, transform and load) in 1986 with

Data Junction v1.0, one of the world’s first hub-and-spoke approaches to data conversion and translation, and today is charting new ground in the development of business and application integration technologies.

The Pervasive Strategy

Pervasive’s goal is to be the leading, best-value source of high-performance, embedded data management products powering mission-critical applications. Our data management infrastructure offerings are tailored to meet the specific needs of independent software vendors (ISVs) and value-added resellers (VARs) who serve the SME market, and we invest in partnering programs that create a sense of community and communication between Pervasive and our customers. Key elements of our strategy are:

Leverage our Core Competencies.    Our low total cost of ownership database is widely installed with more than 5.4 million server seats licensed since our inception in 1994. Many of these seats are deployed in SME organizations that have not yet adopted the latest generation of our database products. Hence, we believe we have a significant opportunity in upgrading these seats to our current or next-generation client/server, Web and mobile database products. We plan to reach these customers through our loyal channel of ISVs, VARs, systems integrators and consultants and continue to seek their input to guide our product development activities. We intend to conduct joint marketing programs with our channel partners and customers encouraging upgrades to recent versions of our database, upgrades of additional user counts, upgrades to new or additional platforms, as well as upgrades of the ISVs’ applications themselves.

Our ongoing and past investments in training and educating our customers worldwide, our long-term relationships with ISVs and VARs and our success in encouraging them to embed our products into their applications have created a competitive advantage in the marketplace. Our channel approach is designed to further the integration of our products into client/server, Web and mobile applications and to stimulate sales of the ISVs’ applications themselves. We intend to continue to build customer loyalty by providing significant revenue opportunities, meaningful certification programs and other offerings via our enhanced marketing, training, consulting and lead-sharing programs, as well as by ensuring customer satisfaction through the delivery of high quality products and support programs.

Continue Our Obsession with Customer Success.    Much of our success can be attributed to our obsessive focus on our customers’ success. We intend to continue this focus and will continue to vigorously monitor customer satisfaction through both internal and external surveys and tie results to our company-wide internal bonus program. These efforts were recognized by an award from the Association of Support Professionals, which named Pervasive’s Web site one of the top 10 best Web support sites in 2002 and have consistently placed us in the top quartile for customer satisfaction of technology companies whose customers have been surveyed by our independent customer satisfaction survey firm, Prognostics. Commitment to customer success is a core value of Pervasive Software.

Address Markets Which Require High-value, Embedded Database Technology.    We have excelled in simplifying the complexity associated with data management for thousands of client/server applications, representing nearly every industry in every major region of the world. It is extensive communication with a diverse set of customers that enables us to understand their needs and prioritize the requirements for future product development. This includes identifying needs relevant to a particular horizontal or vertical market. We intend to leverage our understanding of, as well as our success in, these markets for new business development. We have relative strength in many markets, including:

•	Accounting—powering more than half of the top 20 applications for the SME market;

•	Healthcare—serving ISVs who deliver applications for use by a broad range of healthcare institutions, ranging from large hospitals to small clinics and offices; and

•	Banking, financial services, retail point-of-sale and other markets requiring high-volume transactions.

Develop Value-add, Third-party Partnerships.    Further, we intend to explore opportunities to partner with third-party development tool vendors where the Pervasive data management solution is a natural complement to their product offerings, and in cases where Pervasive’s strengths of performance, embeddability and low total cost of ownership overshadow brand preferences. Agreements announced in fiscal year 2003 include agreements with Data Access Worldwide, a leading provider of data-management solutions powering the success of application developers worldwide, Intelliun Corporation, an innovator in simplifying J2EE (Java 2 Enterprise Edition) development, and Magic Software Enterprises, a leading provider of state-of-the-art development and integration technology.

Expand the Product Line.    Pervasive has achieved success in the past by delivering a single product—a data management solution—to run mission-critical applications in tens of thousands of companies. This has been accomplished through the establishment and cultivation of a very large channel. We believe additional success can be achieved by expanding our product line and marketing new products to our established customer base, working exclusively through our channel. We have developed a framework for this expansion, which we are calling the Pervasive Ecosystem. The Ecosystem is comprised of several new product categories, such as data security, business intelligence and integration. In fiscal year 2003, we have announced the release of DataExchange (data security), the acquisition of AuditMaster technology (data security) and the license of full text search technology (business intelligence) and on August 8, 2003, we announced the signing of a definitive agreement to acquire Data Junction Corporation (data integration) which is scheduled to close in the fourth calendar quarter of 2003. We expect to further invest in product line expansion through continued internal development, licensing and acquisition of new products as well as the extension of existing products into new markets. Product line expansion may also be derived from the acquisition of other complementary embedded data management products and/or companies that represent an opportunity for Pervasive to increase the size of its core customer base. We further expect that product line expansion will allow us to enter new channels and new markets.

Remain Committed to Continued Profitability.    Since March 2001, we have reported ten consecutive quarters of profitability. Our profitability has been consistent with our quarterly financial guidance and is a result of: 1) our sharp focus on our core data management business; 2) consistent license revenue in each of our primary geographies and channels; and 3) prudent expense management. This excellent performance was achieved in the midst of a very difficult economic environment. We remain committed to profitability and believe it will continue through our prudent management of expenses, increasing marketing and sales productivity around the globe and as a result of our next-generation product releases and product line expansion anticipated in fiscal year 2004.

Offerings

Pervasive has a wide range of data management product offerings that enable software developers, application service providers, Web and systems integrators, consultants and value-added resellers to quickly and easily develop, deploy and maintain client/server, Web and mobile applications for SMEs and departments of large enterprises. The resulting applications enable organizations in multiple industries to automate a wide range of business critical functions. The following table describes our comprehensive line of data management products and development tools:

Product	Description	Platforms

Pervasive.SQL Server	High performance transactional and relational database engine targeted at high volume transaction applications and optimized for reporting, ad hoc query and decision support systems, in Web and client/server computing environments.	Windows NT/ 2000/2003, Linux, NetWare

Pervasive.SQL Workgroup / Workstation	Single and multi-user configuration of Pervasive.SQL for environments without a dedicated network server and which allows for migration from one to many users including to Web and client/server with little or no code changes.	Windows 98/ME/NT/ 2000/XP/2003

Pervasive.SQL Software Developer Kit	Developer kit for Pervasive.SQL that provides tight integration with leading development tools such as Microsoft’s Visual Basic, Visual C++, and Visual Studio.NET, Magic, Borland’s JBuilder and Delphi and supports industry standards such as ODBC, JDBC, OLE DB, and the .NET platform.	Windows 98/ME/NT/ 2000/XP/2003, Linux, NetWare

Pervasive.SQL I*net Data Server	Server that provides for the Internet enabling of existing Pervasive.SQL and Btrieve applications with little or no code changes.	Windows NT/ 2000/2003, Linux, NetWare

Pervasive DataExchange

Data Continuity Solution—maintains an up-to-date warm standby system at an offsite location with current data, to augment local tape backup.

Data Portal Solution—bridges the gap between existing systems and the Web or data warehouse.

Data Synchronization Solution—automates the near real time sharing of data between locations.

Windows 98/ME/NT/ 2000/XP/2003

Pervasive AuditMaster	Monitors and reports all activity occurring in a Pervasive.SQL database, leveraging deep-level capture, report and alert technology to enable meticulous monitoring of mission critical data without the high costs of application redevelopment and deployment, training, or on-going maintenance.	Windows NT/2000/2003

Pervasive Full Text Search	Enables users to perform advanced searches to easily find information by allowing partial match, wild card and fuzzy logic searches into application and Web portal data, consistently providing sub-second responses across large databases.	Windows NT/2000/XP/2003

Our line of data management infrastructure software offers the high performance associated with enterprise solutions combined with the simplicity of our low maintenance technology. These products enable our independent software vendor and value-added reseller customers to more profitably develop, deploy and maintain client/server, Web and mobile applications that provide robust functionality and low total cost of ownership in SME environments with limited IT resources. Pervasive’s data management infrastructure software simplifies development by enabling developers to write applications capable of running on multiple platforms and being scalable with little or no modification from single user workstation to Web and client/server environments. Business critical applications built on our data management infrastructure software enable organizations to implement client/server, Web and mobile systems and automate critical business functions without the costs and complexities typically associated with enterprise-class applications, databases and data management solutions.

In addition, we offer the Pervasive.SQL Software Developer Kit and our on-line Developer Center, which include tools, documentation, sample code and licenses to enable programmers to quickly and easily develop and test applications that embed our data management solutions. The Pervasive.SQL Software Developer Kit and our on-line Developer Center are designed to attract new independent software vendors to the Pervasive.SQL development community and provide tight integration with leading development tools such as Microsoft’s Visual Basic, Visual C++, and Visual Studio.NET, Magic, Borland’s JBuilder and Delphi and supports industry standards such as ODBC, JDBC, OLE DB and the .NET platform.

Product Characteristics

The following table describes the principal characteristics and benefits of our data management product offerings.

Product Characteristics	Description	Benefits

Embeddable	Designed to be “hidden” inside an application, permitting development of a tightly integrated application.	Allows broad deployment of complex distributed applications into environments with minimal or no IT infrastructure.

Small Memory Footprint	Internal memory requirements: Workstation/Workgroup 10 MB Server 32 MB	Maximizes resources available to the application and enables operation on a wide range of hardware.

Simplified Data Management Features	Pervasive.SQL automates administrative functions, such as disk space allocation, memory and index management, which significantly reduces the need for ongoing maintenance.	Requires a minimum level of IT support making complex and cost effective Web and client/server applications easily adaptable to meet ever-changing business demands.

Multi-platform Deployment	Pervasive.SQL supports a broad range of operating systems. Server: Windows NT/2000/2003, Linux and NetWare Workstation/Workgroup: Windows 98/ME/NT/2000/XP/2003	Provides flexibility and leverages existing company standards and infrastructures, decreasing training time and increasing productivity, while allowing the user to use the best tools for the job.

Portability	Deployments of Pervasive.SQL can be easily migrated to any supported platform.	Allows development and deployment to be done on the most optimal platform that meets the business and resource requirements.

Reliability	Pervasive.SQL is based on industry-proven technology.	Provides high degree of data integrity and stability to business applications.

Configurability	Pervasive.SQL can access local and distributed data simultaneously.	Enables the storage and processing of databases to be distributed throughout the network.

Application Scalability	Applications can run in any configuration from single-user workstation to supporting thousands of concurrent users in client/server and Web environments.	Offers cost savings for developers and end users because a single application can be deployed in multiple configurations without modification.

Product Characteristics	Description	Benefits

Industry Standard Connectivity	Industry standard interfaces enabling any application to communicate with any database.	Allows ODBC, JDBC, OLE DB and .NET compliant applications to access data stored in a Pervasive.SQL database.

Common MicroKernel Database Engine	Transactional and relational applications can simultaneously share common databases.	Allows a developer to choose the appropriate data access method: transactional access for high volume and relational access for reporting, queries and decision support.

Advanced Replication and Synchronization Capability	Our DataExchange product offers targeted solutions to data movement and synchronization requirements like maintaining an offsite warm backup, driving transactional data into a data portal and connecting remote databases.	Ensures mission critical data is where it is needed, when it is needed.

Advanced Data Security Capability	Know who’s doing what to your data when, where and how with the transaction intelligence and proactive monitoring capabilities of Pervasive AuditMaster.	Prevents unauthorized and authorized users from security breaches and provides an audit trail if and when transaction forensics is performed.

Advanced Full Text Search Capability	Our full text search capability allows developers to incorporate powerful text and numeric search capabilities right into their Pervasive.SQL V8-based applications with a minimum of development effort.	Allows a developer to build custom search user interfaces directly into their applications allowing the application’s end user to quickly search for any data in the Pervasive.SQL database using the same kinds of simple text queries rather than complicated SQL syntax.

Sales and Marketing

Our sales and marketing organizations focus on our worldwide channels by targeting software developers who build client/server, Web and mobile applications and the Web and systems integrators, consultants and value-added resellers who sell and implement the applications to end users. Our marketing organization has primary responsibility for product direction and has developed a number of programs utilized by the sales organization to support our channel partners, such as our Original Equipment Manufacturer (OEM) program for independent software vendors and partner programs for Web and systems integrators, consultants and VARs. These programs are worldwide in scope and capture leads from a variety of activities including direct response marketing and advertising, joint marketing and public relations.

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

Our other sales and marketing programs recruit and retain software developers and channel partners who develop applications that are designed to be deployed with shrink-wrap versions of our data management products. These programs include trade shows, direct mail, telemarketing and telesales activities and hands-on seminars that are designed to further recruit, develop, support and train software developers and channel partners to facilitate the deployment of client/server, Web and mobile applications based on our products. If the sales volumes of these applications become sufficient, the sales group recruits these software developers into our OEM program.

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

Customer Service and Technical Support

We offer multiple levels of worldwide customer services, including technical support, professional consulting services, training and product maintenance. First level, or front line, support responds to most customer inquiries that are routine in scope via telephone and email. Second level, or back line, support responds to escalated technical issues and supports our large partners with dedicated technical expertise. In addition, developer level support ensures that ISVs can obtain assistance from a team knowledgeable in the ISV’s programming language and toolset of choice, resulting in a shortened time to market for the ISV’s application. Self-help support is also available via our award-winning Web site, which includes a searchable knowledge base, answers to frequently asked questions and technical white papers. Customer service is provided at no charge for the first 30 days after initial purchase for installation questions and at any time via our Web site. After 30 days, we offer contract and fee-based per-incident and premium support programs.

Our customer service team will, in appropriate situations, fulfill demand for fee-based consulting services from our software developer customers and channel partners. These consulting services may include development services to migrate applications on competing databases to Pervasive.SQL, migrate existing applications to the Web, upgrade existing applications to the latest Pervasive.SQL release, and optimize database functionality through performance testing, database schema design and review, and the delivery of services related to our DataExchange, AuditMaster or Full Text Search offerings. Consulting opportunities are often referred to our channel partners to strengthen channel loyalty, build the channel’s technical ability and increase the resource base available for future growth.

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

Research and Development

We have made substantial investments in research and development through both internal development and technology acquisition. As of June 30, 2003, we had 50 employees in research and development, and our research and development expenditures for fiscal years 2001, 2002 and 2003 were $10.5 million, $7.1 million and $8.0 million, respectively. We will continue to invest heavily in focused research and development resources to further our vision of software development environments that dramatically simplify the development, deployment and maintenance of client/server, Web and mobile applications.

Our development efforts consist primarily of driving significant levels of innovation into new and current product lines with primary goals being continuous improvement of the performance of existing product features, the addition of new differentiating product features to simplify the development and deployment of our products, and the on-going investment in emerging platform opportunities. We continue to focus development activities on enhancing Pervasive.SQL with performance, features and functionality required by SME customers today and the channel of ISVs, VARs and consultants who serve them.

We are also continuing to invest in data replication technology for deployment into customer environments where high availability and security of data is a critical need. Pervasive DataExchange offers targeted solutions to data movement and synchronization requirements like maintaining an offsite warm backup, driving transactional data into a data portal and connecting remote databases.

We continue to invest in Pervasive AuditMaster, our core security offering, which monitors and reports all activity occurring in a Pervasive.SQL database, leveraging deep-level capture, report and alert technology to enable monitoring of mission critical data without the high costs of application redevelopment and deployment, training, or on-going maintenance. This technology is particularly relevant in the accounting and healthcare markets, both of which are presently dealing with increased regulatory requirements brought about by the Sarbanes Oxley Act and the Health Insurance Portability and Accountability Act (HIPAA).

And, we continue to invest in Pervasive Full Text Search technology which enables users to perform advanced searches to easily find information by allowing partial match, wild card and fuzzy logic searches into application and Web portal data, consistently providing sub-second responses across large databases.

Technology

Pervasive.SQL utilizes our MicroKernel Database Architecture Engine (MKDE) architecture. A primary feature of the MKDE architecture is that it enables applications to have simultaneous transactional and relational access to data. Pervasive.SQL provides a number of advantages over other database management systems including:

•	Multi-platform functionality (Windows 98/ME/NT/2000/XP/2003, Linux, NetWare), including complete database file compatibility between platforms;

•	Integration with leading development tools such as Visual Basic, Visual C++, Visual Studio.NET, Magic, JBuilder, Delphi and COBOL;

•	Support of leading standards such as ODBC, JDBC, OLE DB and the .NET platform;

•	Scalability, from single-user workstations to workgroups, client/server systems and the Web;

•	Increased concurrency and scalability with row level locking technology;

•	History of compatibility with existing applications and data file formats to support our developer community;

•	Enhanced automatic tuning designed to increase performance and decrease cost of ownership;

•	Support for larger storage needs (up to 64 gigabytes per table);

•	Smart data management components for simplified installation and system configuration;

•	Database management utilities to expedite data import, export and recovery tasks;

•	Simultaneous transactional and relational access to the same data; and

•	Built-in database recovery capabilities.

Applications based on Pervasive database engines can scale from single-user workstations to client/server and Web environments without re-linking or changing code.

Competition

We encounter competition for our data management products primarily from large, public companies, in particular, Sybase’s small memory footprint database software product, SQL Anywhere, and Microsoft’s database product, SQL Server. Microsoft has devoted resources to making its SQL Server product increasingly applicable to the market for our products. We believe that Microsoft will continue to incorporate SQL Server technology into its operating system software and certain of its server software offerings, possibly at no additional cost to its users. Microsoft’s activities could materially adversely affect sales of our products on the Windows platform. In addition, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established and emerging companies.

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

Employees

As of June 30, 2003, we employed 160 full-time employees, including 60 in sales and marketing, 50 in research and development, 29 in customer service and technical support, and 21 in general and administrative. We are not subject to any collective bargaining agreement, and we believe that our relationships with our employees are good.

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

Our Financial Results May Vary Significantly from Quarter to Quarter

Our operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside of our control. These factors include:

•	fluctuations in demand for our products or upgrades to our products;

•	fluctuations in the demand for and deployment of client/server applications in which our Pervasive.SQL products are designed to be embedded;

•	fluctuations in demand for our products due to the potential deteriorating economic conditions on our customer base;

•	seasonality of purchases and the timing of product sales and shipments;

•	unexpected delays in introducing new products and services or improvements to existing products and services;

•	new product releases, licensing models or pricing policies by our competitors;

•	acquisitions or mergers involving us, our competitors or customers;

•	impact of changes to our product distribution strategy and pricing policies;

•	lack of order backlog;

•	loss of a significant customer or distributor;

•	changes in purchasing and/or payment practices by our distributors or other customers;

•	a reduction in the number of independent software vendors, or ISVs, who embed our products or value-added resellers, or VARs, who sell and deploy our products;

•	changes in the mix of domestic and international sales;

•	impact of changes to our geographic investment levels and business models;

•	changes in the cost of routine business activities, e.g., the increasing cost of directors and officers’ liability insurance premiums;

•	gains or losses associated with discontinued operations;

•	changes in our business plan or strategy; and

•	changes in generally accepted accounting principles in the United States of America.

Although our revenues grew 5% in fiscal 2003, our revenues in fiscal year 2002 decreased 12% from the previous fiscal year due to a combination of factors, including: competitive forces, a different discount structure in Japan following our new business venture formed in July 2001, and what we believe to have been a general softening in the packaged client/server applications market contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We believe certain of these factors could continue to negatively affect sales of our Pervasive.SQL products in the future. Significant portions of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if our revenues are below our expectations, our operating results are likely to be adversely and disproportionately affected. In addition, we may change our prices, modify our distribution strategy and policies, accelerate our investment in research and development, sales or marketing efforts in response to competitive pressures or pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations.

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

Our Performance Depends on Market Acceptance of Pervasive.SQL

We derive substantially all of our revenues from the license of our Pervasive.SQL products. Continued market acceptance of Pervasive.SQL 2000i and Pervasive.SQL V8 may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and what we believe is a softening in the market for client/server applications of the type built on our products. Our latest product, Pervasive.SQL V8, was released in December 2002. Market acceptance of Pervasive.SQL 2000i, Pervasive.SQL V8 and future upgrades also may be influenced by factors in our control such as product quality, relative demand for feature and functionality upgrades and any future product announcements or price changes.

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

We May Face Problems with Our Pending Acquisition of Data Junction Corporation

On August 8, 2003, we announced the signing of a definitive agreement to acquire privately held Data Junction Corporation, a pioneering data and application integration company based in Austin, Texas, for up to $22.1 million in cash and 5 million shares of our common stock. The agreement has been unanimously approved by the boards of directors of Pervasive and Data Junction and is subject to the approval of the shareholders of both companies. The acquisition is expected to close in the fourth calendar quarter of 2003. We cannot be certain that the acquisition of Data Junction will close or be successful or that Pervasive will realize the anticipated benefits of the acquisition. We filed a Registration Statement on Form S-4 on September 23, 2003 to register the shares of our common stock to be issued to the Data Junction shareholders in connection with the merger. The Registration Statement contains detailed descriptions of the merger, the merger agreement, Data Junction and its products, and the risk factors associated with the merger and the combined company.

We May Face Problems in Connection With Past Acquisitions, Joint Ventures or Licensing Arrangements Other than the Pending Acquisition of Data Junction

In July 2003, we licensed technology from ABACUS Research A.G., a software development company based in St. Gallen, Switzerland. The licensed technology enables users to perform advanced searches into application and Web portal data, providing sub-second responses across large databases. We licensed the technology for $600,000. Following a productization and integration effort, product availability is planned for later this calendar year. We cannot be certain that the productization and integration effort will be successful.

In April 2003, we purchased a database transaction intelligence technology from ThinkNet Inc., a software development company based in Toronto, Ontario. The acquired technology provides a continuous, comprehensive and auditable view of an application’s database operations, such as who did what when, where and how. It consists of a Pervasive.SQL logging plug-in, a query and analysis module, and a sophisticated business rules engine. It also alerts administrators to events according to predefined business rules and reports activity efficiently for analysis. Following a productization and integration effort, product availability is planned for later this calendar year. We acquired the technology for $550,000 in cash. We cannot be certain that the productization and integration effort will be successful.

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

We May Face Problems in Connection With Future Acquisitions, Joint Ventures or Licensing Arrangements

In the future, we may acquire additional businesses, products and technologies, or enter into joint venture or licensing arrangements, that could complement, modify or expand our business. Our negotiations of potential acquisitions or joint ventures and our integration of acquired businesses, products or technologies could divert management time and resources. Any future acquisitions could require us to issue dilutive equity securities, reduce our cash and marketable securities, incur debt or contingent liabilities, amortize intangibles, or write-off purchased research and development and other acquisition-related expenses. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of acquisitions. For example, in November 1998 we purchased EveryWare Development Inc. and in July 2000 we announced a restructuring in which we recorded a charge of $17 million for discontinuing operations related to EveryWare Development. In addition, market reactions to acquisitions are difficult to predict and if we do announce any future acquisitions, such market reactions may cause our stock price to fluctuate.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account For a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors (“ISVs”), value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the fiscal year ended June 30, 2003, two distributors combined accounted for an aggregate of approximately 22% of our revenues, as compared to the fiscal year ended June 30, 2002, when two distributors accounted for an aggregate of approximately 21% of our revenues. Additionally, we estimate that approximately 20% of our revenues in the fiscal year ended June 30, 2003 were from sales related to accounting software applications. Furthermore, there is currently consolidation taking place among our ISVs that could narrow the number of customers that sell our products. For example, one of our ISVs, The Sage Group plc, recently announced that it has acquired Timberline Software Corporation, another of our ISVs. In addition, the acquisition of Softline Limited, another of our ISVs, by the Sage Group plc is currently pending. These three ISVs together represented approximately 10% of our revenues in fiscal 2003. Accordingly, if the Sage Group plc completes its acquisition of Softline Limited, our sales to The Sage Group plc could constitute 10% or more of our revenues in the future. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

•	the emergence of a new platform resulting in the failure of independent software vendors to develop and the failure of value-added resellers to sell our products based on our supported platforms;

•	pressures placed on the sales channel to sell competing products;

•	our failure to adequately support the sales channel;

•	consolidation of certain of our indirect channel partners;

•	competing product lines offered by certain of our indirect channel partners; and

•	business model or licensing model changes of our channel partners or their competitors.

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

We May be Unable to Protect Our Intellectual Property and Proprietary Rights

Our success depends to a significant degree upon our ability to protect our software and other proprietary technology. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, these measures afford us only limited protection. Furthermore, we use third party service providers in India for some of our development and the laws of India do not protect proprietary rights to the same extent as the laws of the United States. In addition, we rely in part on “shrink wrap” and “click wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Therefore, our efforts to protect our intellectual property may not be adequate. We cannot be certain that others will not develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets owned by us. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. Although we believe software piracy may be a problem, we are unable to determine the extent to which piracy of our software products occurs. In addition, portions of our source code are developed in foreign countries with laws that do not protect our proprietary rights to the same extent as the laws of the United States.

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

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the fiscal year ended June 30, 2003, we derived 42% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

We Use Third Party Service Providers in India and if We Are Unable to Use Such Providers Our Business Could Be Temporarily Adversely Affected

We are actively supplementing the capabilities of our organization by contracting with third party service providers located in India. As other software companies have done and are continuing to do, we may continue to allocate more development and IT resources to Indian third parties with the expectation of achieving significant efficiencies, including reducing operational costs and permitting an around-the-clock development cycle. To date, the dispute between India and Pakistan involving the Kashmir region and the incidents of terrorism in India have not adversely affected our operations in India. Should we be unable to conduct operations in India in the future, we believe that our business could be temporarily adversely affected.

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

We May Elect to Raise Additional Capital Which Might Not Be Available or Which, if Available, May Be on Terms That Are Not Favorable to Us

We may elect to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2003.

ITEM 4a.    EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, and their ages as of September 25, 2003, and biographical summaries are as follows:

Name	Age	Position
David Sikora	42	President, Chief Executive Officer and Director
John E. Farr	43	Chief Financial Officer and Corporate Secretary
Jeffrey S. Seiden	44	Vice President, Corporate Development
Suaad H. Sait	36	Vice President, Marketing
Chip G. Harmon	50	Vice President, North American Sales
Gilbert Van Cutsem	40	Vice President, EMEAA Sales and Marketing
Gary G. Allison	37	Vice President, Engineering and Customer Service
Michele B. Thompson	44	Vice President, Business Operations and Legal Affairs

David Sikora has served as our President and Chief Executive Officer since July 2002 and as a director since February 2002. Prior to joining Pervasive, Mr. Sikora served as Chairman and CEO of Question Technologies, Inc., an enterprise software company that was a spin-off of Ventix Systems, Inc., from January 2000 to September 2002, and as President, CEO and director of Ventix Systems, Inc., an enterprise software company, from July 1998 to January 2000. Prior to joining Ventix, Mr. Sikora served as President and CEO of Houston-based ForeFront Group, Inc., an e-learning software company. Mr. Sikora currently serves as a director of several private companies. Mr. Sikora received his B.S. in Electrical Engineering Technology from the University of Houston and an M.B.A. from Harvard Graduate School of Business Administration.

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

Chip G. Harmon has served as our Vice President, North American Sales, since July 2002. From 1998 to July 2002, Mr. Harmon served as Vice President of Sales for North America for Hyperion, a business intelligence/business performance management company. Mr. Harmon has served in numerous sales management roles, including positions with Metaphor Computer Systems, Ingres Corporation, Cognos Corporation and Tymshare, Inc. Mr. Harmon received his B.B.A. in Marketing from Stephen F. Austin University.

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

The common stock of the Company is traded in the Nasdaq National Market under the symbol PVSW. The Company completed its initial public offering and commenced trading on September 26, 1997. The following tables set forth the high and low closing sales prices of the Company’s common stock for each quarterly period during the three years ended June 30, 2003.

Fiscal 2001	High	Low
First Quarter	$5.69	$2.06
Second Quarter	$3.13	$1.06
Third Quarter	$2.50	$1.03
Fourth Quarter	$1.93	$1.00

Fiscal 2002	High	Low
First Quarter	$2.07	$1.22
Second Quarter	$3.30	$1.30
Third Quarter	$5.12	$2.90
Fourth Quarter	$4.52	$3.11

Fiscal 2003	High	Low
First Quarter	$4.10	$2.86
Second Quarter	$4.45	$2.30
Third Quarter	$4.69	$3.97
Fourth Quarter	$5.77	$4.39

As of August 31, 2003, there were approximately 250 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder).

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended June 30, 2001, 2002 and 2003 and the consolidated balance sheet data at June 30, 2002 and 2003 are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the periods ended June 30, 1999 and 2000 and the consolidated balance sheet data at June 30, 1999, 2000 and 2001 are derived from audited consolidated financial statements not included herein.

	Year Ended June 30,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$58,038	$52,078	$42,158	$37,197	$39,205
Costs and expenses:
Cost of revenues and technical support	8,027	8,890	9,660	6,556	5,898
Sales and marketing	18,154	19,402	18,357	12,349	13,673
Research and development	13,063	13,720	10,545	7,055	8,033
General and administrative	4,798	5,755	6,025	5,371	4,866
Business restructuring charge	—	—	2,472	—	—

Total costs and expenses	44,042	47,767	47,059	31,331	32,470

Operating income (loss) from continuing operations	13,996	4,311	(4,901)	5,866	6,735
Interest and other income, net	825	1,602	1,253	742	534
Income tax provision	(4,452)	(1,774)	(500)	(570)	(580)
Minority interest in earnings of subsidiary, net of income taxes	(36)	(19)	—	—	—

Income (loss) from continuing operations before effect of adoption of new accounting principle	10,333	4,120	(4,148)	6,038	6,689
Effect of adoption of new accounting principle	—	—	—	(676)	—

Income (loss) from continuing operations .	10,333	4,120	(4,148)	5,362	6,689

Discontinued operations:
Charge for purchased research and development	(1,800)	—	—	—	—
Loss from operations	(6,986)	(17,146)	—	—	—
Income tax benefit	2,031	1,094	—	—	—
Gain (loss) on disposal	—	(16,963)	1,692	—	159

Gain (loss) from discontinued operations	(6,755)	(33,015)	1,692	—	—

Net income (loss)	$3,578	$(28,895)	$(2,456)	$5,362	$6,848

Basic earnings (loss) per share:
Income (loss) from continuing operations before effect of adoption of new accounting principle	$0.74	$0.26	$(0.26)	$0.36	$0.40
Effect of adoption of new accounting principle	—	—	—	(0.04)	—
Gain (loss) from discontinued operations	(0.48)	(2.11)	0.11	—	0.01

Net income (loss)	$0.26	$(1.85)	$(0.16)	$0.32	$0.41

Diluted earnings (loss) per share:
Income (loss) from continuing operations before effect of adoption of new accounting principle	$0.65	$0.23	$(0.26)	$0.34	$0.37
Effect of adoption of new accounting principle	—	—	—	(0.04)	—
Gain (loss) from discontinued operations	(0.42)	(1.87)	0.11	—	0.01

Net income (loss)	$0.22	$(1.64)	$(0.16)	$0.30	$0.38

Shares used in computing basic earnings (loss) per share	13,960	15,648	15,830	16,827	16,663
Shares used in computing diluted earnings (loss) per share	15,998	17,622	15,830	17,674	17,917

	June 30,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$40,461	$22,365	$23,565	$30,195	$37,004
Total assets	72,873	47,248	40,468	43,359	50,592
Long-term liabilities, net of current portion	565	—	—	—	—
Total stockholders’ equity	59,086	32,644	29,679	33,792	40,202

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in the forward-looking statements. Please see the “Special Note Regarding Forward-Looking Statements” elsewhere in this Report on Form 10-K.

Overview

Pervasive Software is a leading worldwide provider of embedded data management solutions and services to support the development, deployment and management of mission-critical business applications. Our high-performance, flexible database, Pervasive.SQL™, is widely installed with more than 5.4 million server seats licensed to date. Pervasive.SQL offers advanced data management technology combined with a very low total cost of ownership (TCO), resulting in an average 7-to-1 improvement over another competitor’s database, according to a June 2003 Aberdeen Group study. Our sophisticated database replication technology, Pervasive DataExchange, offers targeted solutions to data movement and synchronization problems like maintaining an offsite warm backup, driving transactional data into a data portal, and connecting remote databases. With Pervasive.SQL and Pervasive DataExchange, independent software vendors (ISVs) can create sophisticated yet low-maintenance business applications that reach far beyond the desktop to easily share information from workstations to the Web. In addition, we recently extended our product line with our data security product, Pervasive AuditMaster. Pervasive AuditMaster provides a new level of security for business applications by monitoring and reporting all activity occurring in a Pervasive.SQL database, leveraging deep-level capture, report and alert technology to enable meticulous monitoring of mission critical data without the high costs of application redevelopment and deployment, training, or on-going maintenance. Our software products are designed for integration by ISVs into client/server, Web and mobile applications, sold to small to mid-size enterprises (SMEs), which typically have environments with little to no information technology (IT) infrastructure and require self-tuning, low-administration products. As a result, end-users can concentrate on running their businesses instead of managing the data management solutions underlying their applications, which is particularly critical to this large market.

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

In July 2000, we announced a restructuring to focus on our core database management business, including the discontinuation of our Tango product line. In June 2001, we completed the sale of the Tango technology. We recorded Tango as a discontinued operation in the accompanying financial statements; therefore, the following discussion and analysis refer only to continuing operations.

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

In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. The new business venture has resulted in improved profitability on sales in Japan as the arrangement allowed us to significantly reduce our costs in Japan. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. Pervasive’s revenues from Japan were $6.9 million, $4.5 million and $5.3 million for the fiscal years ended June 30, 2001, 2002 and 2003, respectively.

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

Revenue Recognition—We license our software through OEM license agreements with software developers, or ISVs, and through shrink-wrap software licenses, sold through ISVs, value-added resellers, or VARs, systems integrators and distributors. Revenues are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are generally recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to us. We generally provide telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. We accrue the cost of providing this support. Revenue from training is recognized when the related services are performed. We enter into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. Revenue from shipping and handling is recognized at the shipping date. Shipping and handling costs are included in Costs of revenue and technical support in the Consolidated Statements of Operations.

Sales Returns and Bad Debt Reserves—We reserve for the cost of estimated sales returns, stock rotation and price protection rights as well as uncollectible accounts based on experience.

Subsequent Event

On August 8, 2003, we announced the signing of a definitive agreement to acquire privately held Data Junction Corporation, a pioneering data and application integration company based in Austin, Texas, for up to $22.1 million in cash and 5 million shares of our common stock. The agreement has been unanimously approved by the boards of directors of Pervasive and Data Junction and is subject to the approval of the shareholders of both companies. The acquisition is expected to close in the fourth calendar quarter of 2003. We filed a Registration Statement on Form S-4 on September 23, 2003 to register the shares of our common stock to be issued to the Data Junction shareholders in connection with the merger. The Registration Statement contains detailed descriptions of the merger, the merger agreement, Data Junction and its products, and the risk factors associated with the merger and the combined company.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

	Year Ended June 30,
	2001	2002	2003
Revenues	100%	100%	100%
Costs and expenses:
Cost of revenues and technical support	23	18	15
Sales and marketing	44	33	35
Research and development	25	19	21
General and administrative	14	14	12
Business restructuring charge	6	—	—

Total costs and expenses	112	84	83

Operating income (loss) from continuing operations	(12)	16	17
Interest and other income, net	3	2	1
Income tax provision	(1)	(2)	(1)

Income (loss) from continuing operations before effect of adoption of new accounting principle	(10)	16	17
Effect of adoption of new accounting principle	—	(2)	—

Income (loss) from continuing operations	(10)	14	17

Discontinued operations:
Loss from operations	—	—	—
Income tax benefit	—	—	—
Gain (loss) on disposal	4	—	—

Gain (loss) from discontinued operations	4	—	—

Net income (loss)	(6)%	14%	17%

Revenues

We generated revenues from continuing operations of $42.2 million, $37.2 million and $39.2 million for the fiscal years ended June 30, 2001, 2002 and 2003, respectively, which represents a decrease of 12% from fiscal 2001 to 2002, and an increase of 5% from fiscal 2002 to 2003. The decrease in revenues from continuing operations in fiscal year 2002 can be attributed to competitive pressures and what we believe to have been a general softening in the packaged client/server applications market, contributing to decreased orders for our Pervasive.SQL products embedded in these applications, as well as a change in the discount structure in Japan following the formation of our new business venture in July 2001. We believe each of the above factors could continue to negatively affect license revenues for Pervasive.SQL in the future. The increase in revenue from continuing operations in fiscal year 2003 can be attributed to upgrades to our latest release of Pervasive.SQL, V8, released in December 2002, and improved sales and marketing execution following management changes made at the beginning of fiscal 2003.

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

International revenues, consisting of all revenues from continuing operations from customers located outside of North America, were $18.1 million, $14.9 million and $16.3 million in fiscal 2001, 2002 and 2003, representing 45%, 40% and 42% of total revenues, respectively. We attribute the decrease in international revenue in fiscal year 2002 to competitive pressures and what we believe to have been a general softening in the packaged client/server applications market, contributing to decreased orders for our Pervasive.SQL products embedded in these applications. The decrease in fiscal year 2002 can also be attributed to a change in the discount structure in Japan following the formation of our new business venture in July 2001. We believe each of the above factors could continue to negatively affect international license revenues for Pervasive.SQL in the future. We attribute the increase in international revenue in fiscal year 2003 to improved sales and marketing execution following management changes made at the beginning of fiscal year 2003. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Revenues and Technical Support.    Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, the cost to provide technical support, primarily telephone support which is typically provided within 30 days of purchase, and license fees for third-party technologies embedded in our products. Cost of revenues and technical support for continuing operations was $9.7 million, $6.6 million and $5.9 million in fiscal 2001, 2002 and 2003, representing 23%, 18%, and 15% of revenues from continuing operations, respectively. Cost of revenues and technical support decreased in dollar amount and as a percentage of revenue in fiscal 2002 as compared to fiscal 2001 primarily as a result of a reduction in costs associated with technical support and training personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan, as well as reduced license fees for third-party technology embedded in or bundled with our product. Cost of revenues and technical support decreased in dollar amount and as a percentage of revenue in fiscal 2003 as compared to fiscal 2002 primarily as a result of a reduction in cost associated with consulting personnel. We anticipate that cost of revenues and technical support will be consistent in dollar amount in the near term, primarily as a result of the continued effect of the reduction in costs associated with technical support and training personnel following our reduction in force in June 2001, the formation of our new business venture in Japan in July 2001, reduced license fees for third-party technology in 2002, and a reduction in cost associated with consulting personnel in 2003.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment, marketing programs and promotional expenses. Sales and marketing expenses related to continuing operations were $18.4 million, $12.3 million and $13.7 million in fiscal 2001, 2002 and 2003, representing 44%, 33% and 35% of revenues from continuing operations, respectively. Sales and marketing expenses decreased in dollar amount and as a percentage of revenue in fiscal 2002 primarily due to reduced costs associated with sales and marketing personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan in July 2001. Sales and marketing expenses increased in dollar amount and as a percentage of revenue in fiscal 2003 primarily due to increased costs associated with sales and marketing personnel and costs associated with marketing programs and promotional expenses related to the launch of the latest release of Pervasive.SQL, V8, during the second quarter of fiscal 2003. We expect sales and marketing expenses will increase in dollar amount in the near term, primarily as a result of the timing and extent of product market development activities and costs associated with new product releases, marketing promotions, brand awareness campaigns and partner programs.

Research and Development.    Research and development expenses consist primarily of personnel and related costs. Research and development expenses related to continuing operations were $10.5 million, $7.1 million and $8.0 million in fiscal 2001, 2002 and 2003, representing 25%, 19% and 21% of revenues from continuing operations, respectively. Research and development costs decreased in dollar amount and as a percentage of revenue in fiscal 2002 primarily due to reduced costs associated with research and development personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan in July 2001. Research and development costs increased in dollar amount and as a percentage of revenue in fiscal 2003 primarily due to increased costs associated with research and development personnel and outsourced development contracts. We anticipate that research and development expenses will be consistent in dollar amount in the near term as a result of the continued effect of the increase in costs associated with research and development personnel and outsourced development contracts.

General and Administrative.    General and administrative expenses consist primarily of personnel salaries and other costs of our finance, human resources and administrative departments. General and administrative expenses related to continuing operations were $6.0 million, $5.4 million and $4.9 million in fiscal 2001, 2002 and 2003, representing 14%, 14% and 12% of revenues from continuing operations, respectively. The decrease in general and administrative expenses in fiscal 2002 relates primarily to reduced costs associated with general and administrative personnel following our reduction in force in June 2001 and the formation of our new business venture in Japan in July 2001. General and administrative expenses decreased in dollar amount and as a percentage of revenue in fiscal 2003 primarily due to reductions in general and administrative personnel, bad debt expense and fees paid to professional service providers. We believe our general and administrative expenses will decrease in dollar amount in the near term as a result of reduced costs associated with general and administrative personnel and fees paid to professional service providers.

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

Provision for Income Taxes.    Provision for income taxes related to continuing operations was approximately $0.5 million, $0.6 million and $0.6 million in fiscal 2001, 2002 and 2003, respectively. We recorded a tax provision for fiscal 2001 related to taxes on our foreign operations, despite our consolidated operating loss for the year. We recorded a tax provision for fiscal 2002 and fiscal 2003 related to taxes on our foreign operations, despite the availability of substantial domestic net operating loss carryforwards.

Based on a number of factors, we believe it is more likely than not, that a substantial amount of our deferred tax assets may not be realized. These factors include:

•	Annual trends in revenue related to continuing operations;

•	The potential impact of anticipated deductions due to exercise of outstanding employee stock options on deferred tax assets with limited carryforward periods; and

•	The intensely competitive market in which we operate, which is subject to rapid change.

Accordingly, we have recorded a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the lack of substantial earnings history. We expect to continue to incur foreign taxes associated with our international operations while our domestic income taxes will remain minimal as we utilize substantial net operating losses carried forward from previous years. See Note 4 of Notes to Consolidated Financial Statements for further discussion of our provision for income taxes.

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

Gain from Discontinued Operations.    Gain from discontinued operations in fiscal 2001 was $1.7 million and is the result of the sale of the Tango technology in June 2001, as well as a reduction in the estimated future liabilities of the discontinued Tango operations. Gain from discontinued operations in fiscal 2003 was $0.2 million and is the result of a reduction in the future liabilities of the discontinued Tango operations following the partial termination of an office lease on favorable economic terms.

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

	Quarter Ended
	Sept. 30 2001	Dec. 31 2001	Mar. 31 2002	June 30 2002	Sept. 30 2002	Dec. 31 2002	Mar. 31 2003	June 30 2003
	(in thousands, except per share data)
Revenues	$8,965	$9,214	$9,432	$9,586	$9,176	$9,783	$10,032	$10,214
Costs and expenses:
Cost of revenues and technical support	1,665	1,632	1,672	1,587	1,550	1,449	1,479	1,420
Sales and marketing	3,083	2,986	3,040	3,240	3,190	3,412	3,592	3,479
Research and development	1,938	1,710	1,747	1,660	1,964	2,022	1,912	2,135
General and administrative	1,351	1,423	1,304	1,293	1,177	1,295	1,231	1,163

Total costs and expenses	8,037	7,751	7,763	7,780	7,881	8,178	8,214	8,197

Operating income from continuing operations	928	1,463	1,669	1,806	1,295	1,605	1,818	2,017
Interest and other income, net	229	178	158	177	162	149	116	107
Income tax provision	(175)	(175)	(110)	(110)	(150)	(150)	(150)	(130)

Income from continuing operations before effect of adoption of new accounting principle	982	1,466	1,717	1,873	1,307	1,604	1,784	1,994
Effect of adoption of new accounting principle	(676)	—	—	—	—	—	—	—

Income from continuing operations	306	1,466	1,717	1,873	1,307	1,604	1,784	1,994

Discontinued operations:
Gain on disposal	—	—	—	—	159	—	—	—

Gain from discontinued operations	—	—	—	—	159	—	—	—

Net income	$306	$1,466	$1,717	$1,873	$1,466	$1,604	$1,784	$1,994

Basic earnings per share:
Income from continuing operations before effect of adoption of new accounting principle	$0.06	$0.09	$0.10	$0.11	$0.08	$0.10	$0.11	$0.12
Effect of adoption of new accounting principle	(0.04)	—	—	—	—	—	—	—
Gain from discontinued operations	—	—	—	—	0.01	—	—	—

Net income	$0.02	$0.09	$0.10	$0.11	$0.09	$0.10	$0.11	$0.12

Diluted earnings per share:
Income from continuing operations before effect of adoption of new accounting principle	$0.06	$0.08	$0.09	$0.10	$0.07	$0.09	$0.10	$0.11
Effect of adoption of new accounting principle	(0.04)	—	—	—	—	—	—	—
Gain from discontinued operations	—	—	—	—	0.01	—	—	—

Net income	$0.02	$0.08	$0.09	$0.10	$0.08	$0.09	$0.10	$0.11

	Quarter Ended
	Sept. 30 2001	Dec. 31 2001	Mar. 31 2002	June 30 2002	Sept. 30 2002	Dec. 31 2002	Mar. 31 2003	June 30 2003
As a Percentage of Revenues:
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenues and technical support	19	18	18	17	17	15	15	14
Sales and marketing	34	32	32	34	35	35	36	34
Research and development	22	19	18	17	21	21	19	21
General and administrative	15	15	14	13	13	13	12	11

Total costs and expenses	90	84	82	81	86	84	82	80

Operating income (loss) from continuing operations	10	16	18	19	14	16	18	20
Interest and other income, net	3	2	1	2	2	2	1	1
Income tax provision	(2)	(2)	(1)	(1)	(2)	(2)	(1)	(1)

Income (loss) from continuing operations before effect of adoption of new accounting principle.	11	16	18	20	14	16	18	20
Effect of adoption of new accounting principle	(8)	—	—	—	—	—	—	—

Income (loss) from continuing operations	3	16	18	20	14	16	18	20

Discontinued operations:
Gain on disposal	—	—	—	—	2	—	—	—

Gain from discontinued operations	—	—	—	—	—	—	—	—

Net income (loss)	3%	16%	18%	20%	16%	16%	18%	20%

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

Liquidity and Capital Resources

Cash provided by continuing operations was $5.1 million, $9.9 million and $9.2 million for fiscal 2001, 2002 and 2003, respectively. The increase in cash provided by continuing operations from fiscal 2001 to 2002 resulted primarily from the increase in earnings from continuing operations in fiscal 2002, a decrease in current assets and an increase in deferred revenue, partially offset by a decrease in accounts payable and accrued liabilities. Cash provided by continuing operations decreased from fiscal 2002 to 2003 despite an increase in income from continuing operations in fiscal 2003, primarily due to an increase in current assets, partially offset by an increase in deferred rent and lease related accruals.

During fiscal 2001, we received net proceeds of $6.8 million, from the sale or maturity of marketable securities, consisting of various taxable and tax advantaged securities. During fiscal 2002, we invested a net amount of $5.5 million in marketable securities. During fiscal 2003, we received net proceeds of $1.7 million from the sale or maturity of marketable securities. In addition, we purchased property and equipment totaling approximately $0.8 million, $0.4 million and $0.6 million in fiscal 2001, 2002 and 2003, respectively. This property consisted primarily of computer hardware and software for general upgrade requirements in fiscal 2001, 2002 and 2003. We expect that our capital expenditures may increase in the next fiscal year as compared to fiscal 2003 as a result of specific capital projects anticipated to upgrade certain front and back office systems.

We have a stock repurchase plan in place whereby we may repurchase shares of our common stock up to a total of $5.0 million through July 21, 2003. As of June 30, 2003, we had repurchased approximately 963,000 shares of Pervasive common stock at an aggregate cost of approximately $2.4 million. In July 2003, we announced the authorization of a new $5.0 million stock repurchase plan which became effective upon expiration of the previous plan on July 21, 2003. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

On June 30, 2003, we had $37.0 million in working capital including $41.7 million in cash, cash equivalents and marketable securities.

Summary Disclosures About Contractual Obligations

The following table summarizes our operating lease obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

2004	$1,562
2005	1,602
2006	1,647
2007	1,647
2008	1,647
Thereafter	549

Total	$8,654

Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that adoption of FIN 45 will not have a material effect on our consolidated financial position or results of operations. We have provided the required disclosures in Note 10 of Notes to Consolidated Financial Statements.

In December 2002, FASB issued Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123. Statement 148 amends FASB Statement 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, Statement 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Since we are continuing to account for stock-based compensation using the intrinsic value method under APB No. 25, the adoption of Statement 148 requires us to provide prominent disclosures about the effects of Statement 123 on reported income in annual and interim financial statements for reporting periods after December 31, 2002.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We believe that the adoption of FIN 46 will not have a material effect on our consolidated financial position or results of operations.

In April 2003, the FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions that relate to Statement 133 Implementation Issues that have been effective for quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. We believe that adoption of Statement 149 will not have a material effect on our consolidated financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Germany, France, England, Belgium and Poland and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2001, the result would have been an increase in revenue and operating loss of approximately $0.6 million and $30,000, respectively. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2002, the result would have been an increase in revenue and operating income of approximately $0.1 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2003, the result would have been an increase in revenue and operating income of approximately $20,000. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2001, the result would have been an increase in operating loss of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2002, the result would have been an increase in operating income of approximately $0.2 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2003, the result would have been an increase in operating income of approximately $0.2 million. The impact of fluctuations in the relative value of all other currencies for fiscal 2001, 2002 and 2003 was not material.

We monitor our foreign currency exposure and, from time to time, will attempt to reduce exposure through hedging. Gains and losses on foreign currency hedging were not material to the consolidated financial statements for fiscal years ended June 30, 2001, 2002 and 2003 as such hedging activities were minimal.

We are subject to interest rate risk on our cash and marketable securities investments; however, this risk is limited as our investment policy requires us to invest in short-term securities and maintain an average maturity of one year or less.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a)(1) and begin at page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, with the participation of our management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fiscal year. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in Pervasive’s Exchange Act reports is recorded, processed, summarized and reported in a timely manner.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants’ Annual Meeting of Stockholders to be held in the fourth calendar quarter of 2003. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2003. For information regarding executive officers of the Company, see the Information appearing under the caption “Executive Officers of the Registrant” in Part I, Item 4a of this Report on Form 10-K.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b)    The company filed a Current Report on Form 8-K under Item 7, including the Company’s Unaudited Condensed Consolidated Statement of Operations and Unaudited Condensed Consolidated Balance Sheets, on April 17, 2003.

(c)    Exhibits

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*	1997 Stock Incentive Plan

10.3*	Employee Stock Purchase Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.10**	Lease agreement dated April 2, 1998, between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park

23.1	Consent of Independent Auditors

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERVASIVE SOFTWARE INC. (Registrant)

By:	/s/ DAVID SIKORA
David Sikora President and Chief Executive Officer

September 25, 2003 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SIKORA David Sikora	President and Chief Executive Officer and Director (Principal Executive Officer)	September 25, 2003

/s/ JOHN E. FARR John E. Farr	Chief Financial Officer (Principal Financial and Accounting Officer)	September 25, 2003

/s/ RON R. HARRIS Ron R. Harris	Director and Chairman of the Board	September 25, 2003

/s/ NANCY R. WOODWARD Nancy R. Woodward	Director and Vice-Chairman of the Board	September 25, 2003

/s/ DAVID A. BOUCHER David A. Boucher	Director	September 25, 2003

/s/ DAVID R. BRADFORD David R. Bradford	Director	September 25, 2003

/s/ SHELBY H. CARTER, JR. Shelby H. Carter, Jr.	Director	September 25, 2003

/s/ JEFFREY S. HAWN Jeffrey S. Hawn	Director	September 25, 2003

SCHEDULE II

PERVASIVE SOFTWARE INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions/ Write-offs Charged to Allowance	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2001	345	96	41	400
Year ended June 30, 2002	400	237	287	350
Year ended June 30, 2003	350	86	92	344

Valuation Allowance for Deferred Tax Assets:
Year ended June 30, 2001	14,320	1,685	—	16,005
Year ended June 30, 2002	16,005	4,952	—	20,957
Year ended June 30, 2002	20,957	—	6,603	14,354

S-1

PERVASIVE SOFTWARE INC.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Pervasive Software Inc.

We have audited the accompanying consolidated balance sheets of Pervasive Software Inc. (the “Company”) as of June 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pervasive Software Inc. at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Austin, Texas

July 11, 2003, except for Note 16,

as to which the date is

August 8, 2003

PERVASIVE SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	2003
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents, including interest bearing investments of $19,750 in 2002 and $26,665 in 2003	$22,215	$31,352
Marketable securities	11,973	10,313
Trade accounts receivable, net of allowance for doubtful accounts of $350 in 2002 and $344 in 2003	4,263	4,900
Notes receivable from related parties	102	102
Prepaid expenses and other current assets	1,209	727

Total current assets	39,762	47,394
Property and equipment, net	2,922	2,251
Purchased technology, net	—	536
Notes receivable from related parties	306	204
Other assets	369	207

Total assets	$43,359	$50,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$268	$741
Accrued payroll and payroll related costs	1,740	1,680
Deferred rent and lease related accruals	1,494	2,290
Other accrued expenses	3,017	3,382
Deferred revenue	2,147	2,235
Income taxes payable	217	30
Liabilities of discontinued operations	684	32

Total current liabilities	9,567	10,390

Stockholders’ equity:
Common stock, $0.001 par value; Authorized—75,000,000 shares; issued and outstanding—16,794,793 shares in 2002 and 16,765,802 shares in 2003	59,096	58,660
Accumulated other comprehensive loss	(1,188)	(1,190)
Retained deficit	(24,116)	(17,268)

Total stockholders’ equity	33,792	40,202

Total liabilities and stockholders’ equity	$43,359	$50,592

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2001	2002	2003
	(in thousands, except per share data)
Revenues	$42,158	$37,197	$39,205
Costs and expenses:
Cost of revenues and technical support	9,660	6,556	5,898
Sales and marketing	18,357	12,349	13,673
Research and development	10,545	7,055	8,033
General and administrative	6,025	5,371	4,866
Business restructuring charge	2,472	—	—

Total costs and expenses	47,059	31,331	32,470

Operating income (loss) from continuing operations	(4,901)	5,866	6,735
Interest and other income	1,253	742	534

Income (loss) from continuing operations before income taxes and effect of adoption of new accounting principle	(3,648)	6,608	7,269
Income tax provision	(500)	(570)	(580)

Income (loss) from continuing operations before effect of adoption of new accounting principle	(4,148)	6,038	6,689
Effect of adoption of new accounting principle	—	(676)	—

Income (loss) from continuing operations	(4,148)	5,362	6,689

Discontinued operations:
Gain on disposal	1,692	—	159

Gain from discontinued operations	1,692	—	159

Net income (loss)	$(2,456)	$5,362	$6,848

Basic earnings (loss) per share:
Income (loss) from continuing operations before effect of adoption of new accounting principle	$(0.26)	$0.36	$0.40
Effect of adoption of new accounting principle	—	(0.04)	—
Gain from discontinued operations	0.11	—	0.01

Net income (loss)	$(0.16)	$0.32	$0.41

Diluted earnings (loss) per share:
Income (loss) from continuing operations before effect of adoption of new accounting principle	$(0.26)	$0.34	$0.37
Effect of adoption of new accounting principle	—	(0.04)	—
Gain from discontinued operations	0.11	—	0.01

Net income (loss)	$(0.16)	$0.30	$0.38

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at June 30, 2000	$59,950	$(284)	$(27,022)	$32,644
Acquisition of 3,925 treasury shares, cumulative treasury shares of 167,661 and cost of $55 at June 30, 2001	(4)	—	—	(4)
Issuance of 22,838 shares of common stock pursuant to the exercise of stock options	22	—	—	22
Issuance of 96,274 shares of common stock pursuant to the employee stock purchase plan	180	—	—	180
Foreign currency translation adjustment	—	(707)	—	(707)
Net loss	—	—	(2,456)	(2,456)

Total comprehensive loss				(3,163)

Balances at June 30, 2001	60,148	(991)	(29,478)	29,679
Acquisition of 685,888 treasury shares, cumulative treasury shares of 853,549 and cost of $1,542 at June 30, 2002	(1,487)	—	—	(1,487)
Issuance of 1,477,566 shares of common stock pursuant to the exercise of stock options	428	—	—	428
Issuance of 76,074 shares of common stock pursuant to the employee stock purchase plan	105	—	—	105
Issuance of note receivable to executive officer pursuant to the exercise of stock options	(131)	—	—	(131)
Reduction of note receivable to executive officer pursuant to the exercise of stock options	33	—	—	33
Foreign currency translation adjustment	—	(197)	—	(197)
Net income	—	—	5,362	5,362

Total comprehensive income				5,165

Balances at June 30, 2002	59,096	(1,188)	(24,116)	33,792
Acquisition of 277,350 treasury shares, cumulative treasury shares of 1,130,899 and cost of $2,471 at June 30, 2003	(929)	—	—	(929)
Issuance of 168,438 shares of common stock pursuant to the exercise of stock options	331	—	—	331
Issuance of 79,921 shares of common stock pursuant to the employee stock purchase plan	130	—	—	130
Reduction of note receivable to executive officer pursuant to the exercise of stock options	32	—	—	32
Foreign currency translation adjustment	—	(2)	—	(2)
Net income	—	—	6,848	6,848

Total comprehensive income				6,846

Balances at June 30, 2003	$58,660	$(1,190)	$(17,268)	$40,202

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2001	2002	2003
	(in thousands)
Cash from continuing operations
Income (loss) from continuing operations	$(4,148)	$5,362	$6,689
Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
Depreciation and amortization	3,305	2,064	1,358
Business restructuring charge	2,234	—	—
Effect of adoption of new accounting principle	—	676	—
Non cash compensation expense pursuant to employee stock purchase plan	76	84	147
Other non cash items	(1)	337	32
Change in current assets and liabilities:
(Increase) decrease in current assets	3,035	1,845	(229)
Increase (decrease) in accounts payable and accrued liabilities	639	(1,046)	1,148
Increase in deferred revenue	3	617	88

Net cash provided by continuing operations	5,143	9,939	9,233
Cash from discontinued operations
Gain from discontinued operations	1,692	—	159
Net change in assets and liabilities of discontinued operations	(29)	—	—
Accrued liabilities of discontinued operations	(4,607)	(938)	(652)

Net cash used in discontinued operations	(2,944)	(938)	(493)
Cash from investing activities
Purchase of property and equipment	(799)	(447)	(612)
Purchase of marketable securities	(15,313)	(13,710)	(18,546)
Proceeds from sale of marketable securities	22,125	8,247	20,206
Investment in business, net of repayments	—	(210)	200
Purchase of technology	—	—	(550)
(Increase) decrease in other assets	(328)	(175)	190

Net cash provided by (used in) investing activities	5,685	(6,295)	888
Cash from financing activities
Purchase of treasury stock	(4)	(1,487)	(929)
Proceeds from exercise of stock options and employee stock purchase plan	202	402	461

Net cash provided by (used in) financing activities	198	(1,085)	(468)
Effect of exchange rate changes on cash and cash equivalents	(311)	1	(23)

Increase in cash and cash equivalents	7,771	1,622	9,137
Cash and cash equivalents at beginning of year	12,822	20,593	22,215

Cash and cash equivalents at end of year	$20,593	$22,215	$31,352

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

1.    The Company

Pervasive Software Inc. (the “Company”) is a leading worldwide provider of embedded data management solutions to support the development, deployment and management of mission-critical business applications. With Pervasive.SQL, independent software vendors (ISVs) can create sophisticated yet low-maintenance business applications that reach far beyond the desktop to easily share information from workstations to the Web. The software is designed for integration by ISVs into Web or client/server applications sold to small to mid-size enterprises (SMEs), which typically have environments with little to no information technology (“IT”) infrastructure and require self-tuning, low-administration products.

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

2.    Summary of Significant Accounting Policies

Revenue Recognition

The Company licenses its software through original equipment manufacturer (OEM) license agreements with ISVs and through shrink-wrap software licenses, sold through ISVs, value-added resellers (“VARs”), systems integrators and distributors. Revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to the Company. The Company provides telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. The Company accrues the cost of providing this support. Revenue from training is recognized when the related services are performed. The Company enters into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. The Company reserves for the cost of estimated sales returns, stock rotation and price protection rights as well as uncollectible accounts based on experience. Revenue from shipping and handling is recognized at the shipping date. Shipping and handling costs are included in Costs of revenue and technical support in the Consolidated Statements of Operations.

Software Development Costs

Software development costs incurred by the Company in connection with its long-term development projects are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“Statement 86”). The Company has not capitalized any internal costs through June 30, 2003 related to its software development activities. In April 2003, the Company purchased a database transaction intelligence technology and capitalized the cost in accordance with Statement 86 (see Note 9).

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

The Company expenses costs of producing advertising- and sales-related collateral materials as incurred. Other production costs associated with direct mail programs, placement costs associated with magazine or other printed media and all direct costs associated with trade shows and other sales related events are expensed when the related direct mail is sent, advertising space is used or the event is held. These expenses in 2001, 2002 and 2003 were approximately $1.7 million, $0.7 million and $1.4 million, respectively.

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

Substantially all of the Company’s marketable securities mature on or before June 30, 2004. All are stated at cost, which approximates fair market value as of June 30, 2002 and 2003, and consist of the following (in thousands):

	June 30,
	2002	2003
Marketable securities
U.S. Government Agencies	$9,550	$8,166
Foreign Debt Securities	1,002	975
Commercial Paper	990	996
Corporate Notes	256	—
Certificates of Deposit	175	176

Total	$11,973	$10,313

Property and Equipment

Property and equipment are stated at cost and are being depreciated over their estimated useful lives (2 to 7 years) using the straight-line method. Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

The Company periodically reviews the carrying amounts of long-lived assets, to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“Statement 144”), warrant adjustment to such carrying amounts. In reviewing the carrying amounts of long-lived assets, the Company considers, among other factors, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows.

Costs in Excess of Fair Value of Net Assets Acquired

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this accounting standard for business combinations initiated after June 30, 2001. Since adoption through June 30, 2003 there have been no business combinations.

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

Foreign Currency Transactions

For the Company’s foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year end exchange rates, and income statement items are translated at average exchange rates prevailing during the year in accordance with Statement 52, Foreign Currency Translation. Such translation adjustments are recorded in aggregate as a component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in other income and were not significant in 2001, 2002 or 2003.

Financial instruments, principally forward pricing contracts, are used by the Company from time to time in the management of its foreign currency exposures. The fair value associated with these forward pricing contracts at June 30, 2002 and 2003 is not material. Gains and losses on foreign currency transaction hedges are recognized in income when realized and offset the foreign exchange gains and losses on the underlying transactions. The Company does not hold or issue derivative financial instruments for trading purposes.

Fair Value of Financial Instruments

Cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and other liabilities are stated at cost which approximates fair value due to the short-term maturity of these instruments.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

No customer accounted for more than 10% of the Company’s revenues during the years ended June 30, 2001. AG-TECH Corporation, the Company’s distribution partner in Japan, accounted for approximately 12% and 13% of the Company’s revenue during the years ended June 30, 2002 and 2003 respectively (see Note 8).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

The Company has adopted the provisions of Financial Accounting Standards Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has determined the pro forma impact on net income (loss).

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Year Ended June 30,
	2001	2002	2003
Net income (loss)	$(2,456)	$5,362	$6,848

Deduct stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,872)	(2,789)	(3,681)

Pro forma net income (loss)	$(5,328)	$2,573	$3,167

Earnings (loss) per share, basic:
As reported	$(0.16)	$0.32	$0.41
Pro forma	$(0.34)	$0.15	$0.19

Earnings (loss) per share, diluted:
As reported	$(0.16)	$0.30	$0.38
Pro forma	$(0.34)	$0.15	$0.18

During fiscal 2001, 2002 and 2003, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Employee Stock Options			Employee Stock
	2001	2002	2003	2002	2003
Risk free interest rate	5.08%	4.26%	2.45%	4.29%	1.45%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Volatility factor	1.518	1.489	1.30	1.489	1.30
Weighted average expected life of options (in years)	4	4	4	0.5	0.5

The weighted average grant date fair value per share of options granted during the years ended June 30, 2001, 2002 and 2003 was $1.86, $2.56 and $4.13, respectively.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that adoption of FIN 45 will not have a material effect on its consolidated financial position or results of operations. The Company has provided the required disclosures in Note 10 to the accompanying Consolidated Financial Statements.

In December 2002, FASB issued Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123. Statement 148 amends FASB Statement 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, Statement 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Since the Company is continuing to account for stock-based compensation using the intrinsic value method under APB No. 25, the adoption of Statement 148 requires the Company to provide prominent disclosures about the effects of Statement 123 on reported income in annual and interim financial statements for reporting periods after December 31, 2002.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company believes that the adoption of FIN 46 will not have a material effect on its consolidated financial position or results of operations.

In April 2003, the FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions that relate to Statement 133 Implementation Issues that have been effective for quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that adoption of Statement 149 will not have a material effect on its consolidated financial position or results of operations.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,
	2002	2003
Computer equipment and purchased software	$12,168	$12,969
Office equipment, furniture and fixtures	3,588	3,704
Leasehold improvements	1,472	1,293

	17,228	17,966
Less accumulated depreciation and amortization	(14,306)	(15,715)

	$2,922	$2,251

4.    Income Taxes

The components of income (loss) from continuing operations before income taxes and effect of adoption of new accounting principle consist of the following (in thousands):

	Year ended June 30,
	2001	2002	2003
Domestic income (loss)	$(3,721)	$6,370	$7,095
Foreign income	73	238	174

Income (loss) from continuing operations before income taxes and effect of adoption of new accounting principle	$(3,648)	$6,608	$7,269

As of June 30, 2003, the Company had federal net operating loss carryforwards of approximately $8.2 million, a research and development credit carryforward of approximately $328,000 and a foreign tax credit carryforward of approximately $1.2 million. These carryforwards will begin to expire in fiscal 2020, 2013, and 2005, respectively, if not utilized.

Significant components of expense (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Year ended June 30,
	2001	2002	2003
Income tax provision:
Current:
Federal	$—	$—	$(60)
Foreign	500	570	640
State	—	—	—

Total current	500	570	580

Deferred:
Federal	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

	$500	$570	$580

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s provision for income taxes for the year ended June 30, 2003 consists primarily of withholdings on income generated in foreign countries. The Company’s provision for income taxes differs from the expected provision amount computed by applying the statutory federal income tax rate of 34% to income from continuing operations before income taxes and effect of adoption of new accounting principle for 2001, 2002 and 2003 as a result of the following (in thousands):

	Year ended June 30,
	2001	2002	2003
Computed at statutory rate of 34%	$(1,240)	$2,247	$2,470
Effect of foreign operations	27	81	59
Research tax credit	(150)	(164)	(164)
Net operating loss and future deductions not currently benefited	1,685	—	—
Net operating loss and benefit of deferred tax asset not previously recognized	—	(1,451)	(1,935)
Non-deductible charges and amortization related to acquisitions	60	19	(66)
Other	118	(162)	216

	$500	$570	$580

The components of deferred income taxes at June 30, 2002 and 2003 are as follows (in thousands):

	June 30,
	2002	2003
Deferred tax assets:
Purchased technology, net	$423	$354
Domestic net operating loss carryforwards	5,573	2,793
Domestic tax credit carryforwards	2,970	1,545
Canadian net operating loss carryforwards	9,128	8,075
Canadian capitalized research and development carryforwards	595	—
Accrued expenses not deductible for tax purposes	1,921	1,464
Depreciable assets	327	123
Other	20	—

Total deferred tax assets	20,957	14,354
Valuation allowance for deferred tax assets	(20,957)	(14,354)

Net deferred tax assets	$—	$—

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of significant earnings history. The valuation allowance decreased by approximately $6.6 million during the year ended June 30, 2003.

5.    Employee Benefits

The Company’s employees are offered health coverage under a partially self-funded plan in which the Company purchases specific stop-loss insurance coverage at $35,000 per year, per employee. The Company has also purchased an aggregate stop-loss insurance coverage to limit its maximum annual exposure to claims funded. Based on the policy census at June 30, 2003, such maximum annual exposure for the policy year ending December 31, 2003 is approximately $1.6 million. The Company pays a fixed fee per covered individual for administrative costs of the administrator and the cost of the stop-loss insurance purchased on the Company’s

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

behalf. The Company contributes 100% toward the cost to insure each employee and 75% toward the cost to insure dependents for which coverage is requested by the employee. Expenses for the partially self-funded plan including premiums and claims funded for the years ended June 30, 2001, 2002 and 2003 were approximately $978,000, $781,000, and $940,000 respectively.

The Company has a 401(k) retirement plan which is available to all domestic, full-time employees. The Company’s expenses related to the plan were not significant in the years ended June 30, 2001, 2002 or 2003. In December 2002, the Company funded a matching contribution of 10% of participant contributions made during calendar year 2002 for all participants employed by the Company on December 31, 2002. The amount of the match was approximately $56,000 for the year ended June 30, 2003.

6.    Common Stock and Stock Options

The Company’s 1997 Employee Stock Purchase Plan (the “1997 Purchase Plan”) was adopted by the Board of Directors in July 1997 and approved by the stockholders in August 1997. A total of 1,250,000 shares of common stock has been reserved for issuance under the 1997 Purchase Plan. The 1997 Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and has consecutive and overlapping twenty-four month offering periods that begin every six months. The 1997 Purchase Plan commenced after the completion of the initial public offering. Each twenty-four month offering period includes four six-month purchase periods, during which payroll deductions are accumulated and at the end of which, shares of common stock are purchased with a participant’s accumulated payroll deductions. The 1997 Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 500 shares per purchase period. The price of common stock to be purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. Through June 30, 2003, 467,771 shares of common stock have been issued under the 1997 Purchase Plan.

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

The vesting period for stock options is generally a four-year period, except for a portion of the options granted in the option exchange program which vest over a two-year period. Options are generally exercisable by the holder only for the vested portion of each grant.

A summary of changes in common stock options during the year ended June 30, 2001, 2002 and 2003 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2000	4,170,659	$0.10—24.88	$6.66
Granted	2,887,500	$1.06— 3.09	$2.11
Exercised	(22,838)	$0.10— 0.90	$0.25
Surrendered	(1,691,889)	$0.10—24.88	$8.04

Options outstanding, June 30, 2001	5,343,432	$0.10—24.88	$3.79
Granted	1,622,000	$1.29— 3.70	$3.08
Granted (Option Exchange Program)	726,050	$3.01	$3.01
Exercised	(1,477,566)	$0.10— 3.09	$0.31
Surrendered	(1,022,869)	$0.30—24.88	$4.75
Surrendered (Option Exchange Program)	(769,925)	$1.06—24.88	$6.47

Options outstanding, June 30, 2002	4,421,122	$0.13—24.88	$3.88
Granted	1,076,200	$3.01— 5.65	$5.01
Exercised	(168,438)	$0.13— 3.09	$1.78
Surrendered	(444,950)	$1.06—16.81	$4.34

Options outstanding, June 30, 2003	4,883,934	$0.13—24.88	$4.13

The following is additional information relating to options outstanding at June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.13 to $0.90	15,199	3.02	$0.56	15,199	$0.56
$ 1.06 to $2.00	770,450	7.70	$1.32	379,950	$1.32
$ 2.31 to $3.99	2,691,305	8.45	$3.18	885,837	$3.14
$ 4.10 to $5.65	900,110	9.86	$5.38	210,110	$5.65
$ 6.00 to $9.88	244,432	5.83	$8.08	209,307	$8.13
$ 10.00 to $24.88	262,438	5.89	$14.33	244,126	$14.53

$ 0.13 to $24.88	4,883,934	8.30	$4.13	1,944,529	$5.00

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2003, 6,601,359 shares of common stock were reserved for future exercise of stock options. As part of the Company’s 1997 Plan, the number of shares of common stock available for issuance automatically increased on July 1 each calendar year beginning July 1, 1998 and ending July 1, 2000 by an amount equal to five percent (5%) of the shares of common stock and common stock equivalents outstanding on the trading day immediately preceding July 1, with a maximum annual increase of 1,000,000 shares. The 1997 Plan was amended in November 2000 to extend the automatic annual increase to July 1 each calendar year beginning July 1, 2001 and ending July 1, 2003, by an amount equal to five percent (5%) of the shares of common stock outstanding on the trading day immediately preceding July 1, with a maximum annual increase of 1,000,000 shares.

7.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations before effect of adoption of new accounting principle (in thousands, except per share data):

	Year Ended June 30,
	2001	2002	2003
Numerator:
Income (loss) from continuing operations before effect of adoption of new accounting principle	$(4,148)	$6,038	$6,689

Denominator:
Denominator for basic earnings per share—weighted average shares	15,830	16,827	16,663
Effect of dilutive securities:
Employee stock options	—	847	1,254

Potentially dilutive common shares	—	847	1,254
Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	15,830	17,674	17,917

Basic earnings (loss) per share from continuing operations before effect of adoption of new accounting principle	$(0.26)	$0.36	$0.40

Diluted earnings (loss) per share from continuing operations before effect of adoption of new accounting principle	$(0.26)	$0.34	$0.37

At June 30, 2002 and 2003, approximately 2,619,000 and 1,303,000 shares, respectively, were not included in the diluted earnings per share calculation since the shares are anti-dilutive. At June 30, 2001, all outstanding stock options and other potentially dilutive shares (approximately 5,343,000) were not included in the diluted earnings per share calculation since the shares are anti-dilutive due to the Company’s net loss.

8.    Business Combinations and Divestitures

Investment in AG-TECH Corporation

In July 2001, the Company and Pervasive Software Co. Ltd. (“Pervasive Japan”) formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support the Company’s products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH receives a discount on the purchase of Pervasive products in Japan, in exchange for assuming

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

responsibility for OEM sales, packaged software sales, technical support and localization and translation of the Company’s products into Japanese. In connection with the formation of the new business venture, Pervasive Japan loaned AG-TECH 48 million yen (approximately $0.4 million), under a two-year note payable in eight quarterly installments, bearing interest at 2% per annum, individually guaranteed by two principals of AG-TECH. As of June 30, 2003, the loan was repaid in full. The Company acquired less than 20% of the equity of AG-TECH and the right to name one member of the board of directors of AG-TECH. The Company does not have the ability to significantly influence or control the operations of AG-TECH and therefore accounts for its investment in AG-TECH on the cost method of accounting.

EveryWare Development Inc.

During June 2000, the Company adopted a formal plan to sell the Tango product line acquired in the 1998 acquisition of EveryWare. Accordingly, the Tango product line is accounted for and presented as a discontinued operation in the accompanying consolidated financial statements.

In June 2001, the Company completed the sale of the Tango technology. The gain on disposal in fiscal 2001 consists of the proceeds from the sale of the Tango technology and a reduction in the estimated future liabilities of the discontinued Tango operations. The gain on disposal in fiscal 2003 is the result of a reduction in the estimated future liabilities of the discontinued Tango operations following the partial termination of an office lease on favorable economic terms. The Company periodically reassesses its estimate of future liabilities of the discontinued Tango operations.

9.    Purchased Technology

In April 2003, the Company purchased a database transaction intelligence technology from ThinkNet Inc., a software development company based in Toronto, Ontario. The acquired technology provides a continuous, comprehensive and auditable view of an application’s database operations, such as who did what when, where and how. It consists of a Pervasive.SQL logging plug-in, a query and analysis module, and a sophisticated business rules engine. It also alerts administrators to events according to predefined business rules and reports activity efficiently for analysis. The Company acquired the technology for $550,000 in cash. The Company capitalized the purchased technology in accordance with Statement 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed and is amortizing the resulting intangible asset over its estimated useful life of ten years. Amortization expense for the year ended June 30, 2003 was approximately $14,000.

Purchased technology consists of the following as of June 30, 2003:

Purchased technology	$550,000
Accumulated amortization	(14,000)

$536,000

10.    Commitments and Contingencies

The Company leases its headquarters and remote office space and, in some cases, is obligated for its proportionate share of utilities and other defined operating expenses of the related building. Office rent expense for the Company’s domestic and international offices for the years ended June 30, 2001, 2002 and 2003, was approximately $2,463,000, $2,878,000, and $2,432,000, respectively, net of approximately $462,000, $437,000 and $139,000 of sublease income for the years ended June 30, 2001, 2002 and 2003, respectively.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments at June 30, 2003 under the operating leases for worldwide office space are as follows (in thousands):

2004	$1,562
2005	1,602
2006	1,647
2007	1,647
2008	1,647
Thereafter	549

$8,654

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within initial recognition and measurement requirements of FIN 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company’s product warranties or to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for payment under these provisions and has not been required to make material payments pursuant to these provisions. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.

11.    General Litigation

The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the consolidated financial position and results of operations as of June 30, 2003.

12.    Business Restructuring Charge

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

13.    Segments of Business and Geographic Area Information

The Company is engaged in the design, development and marketing of database and information management software for Web-based and client/server applications. The Company considers its business activities to constitute a single segment of business.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s continuing operations by geographic area follows (in thousands):

	Year ended June 30,
	2001	2002	2003
Revenue:
North America	$23,320	$22,304	$22,888
Europe (all originating from U.S.)	11,258	9,844	10,418
Japan	6,861	4,511	5,258
Rest of World (all originating from U.S.)	719	538	641

Total	$42,158	$37,197	$39,205

Operating income (loss)(A):
North America	$(9,514)	$(3,841)	$(3,778)
Europe (inclusive of revenue originating from U.S.)	4,747	5,265	5,262
Japan	(134)	4,442	5,251

Total	$(4,901)	$5,866	$6,735

Identifiable assets:
North America	$36,614	$42,456	$49,801
Europe	459	396	298
Japan	3,395	507	493

Total	$40,468	$43,359	$50,592

(A)	Operating income for Europe does not include any allocation of marketing, product development, technical support and administrative costs incurred in the United States. Operating income for Japan increased in 2002 and 2003 due to the new business venture formed with AG-TECH (see Note 8).

14.    Statements of Cash Flows

The (increase) decrease in current assets from continuing operations reflected in the consolidated statements of cash flows is comprised of the following (in thousands):

	Year ended June 30,
	2001	2002	2003
(Increase) decrease in trade accounts receivable	$733	$1,084	$(637)
(Increase) decrease in notes receivable from related parties	(55)	53	102
Decrease in prepaid expenses and other current assets	2,357	708	306

	$3,035	$1,845	$(229)

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The increase (decrease) in accounts payable and accrued liabilities from continuing operations reflected in the consolidated statements of cash flows is comprised of the following (in thousands):

	Year ended June 30,
	2001	2002	2003
Increase (decrease) in trade accounts payable	$(566)	$(254)	$452
Decrease in accrued payroll and payroll related costs	(204)	(167)	(208)
Increase in deferred rent and lease related accruals	905	553	796
Increase (decrease) in other accrued expenses	277	(1,126)	296
Increase (decrease) in income taxes refundable/payable	227	(52)	(188)

	$639	$(1,046)	$1,148

Supplemental disclosures:
Income taxes paid (refunds received) during the year:
Domestic	$(1,782)	$50	$90

Foreign	$592	$685	$618

Noncash activities:
Issuance of common stock under employee stock purchase plan	$180	$105	$130

Issuance of note receivable to executive officer for exercise of options	$—	$131	$—

15.    Change in Accounting Principle

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the results of the Company on a comparable basis as if Statement 142 had been adopted effective July 1, 1999:

	Year ended June 30,
	2001	2002	2003
Reported net income (loss)	$(2,456)	$5,362	$6,848
Goodwill amortization (net of tax)	104	—	—
Effect of adoption of new accounting principle (net of tax)	—	676	—

Adjusted net income (loss)	$(2,352)	$6,038	$6,848

Basic earnings (loss) per share:
Reported net income (loss)	$(0.16)	$0.32	$0.41
Goodwill amortization (net of tax)	0.01	—	—
Effect of adoption of new accounting principle (net of tax)	—	0.04	—

Adjusted net income (loss)	$(0.15)	$0.36	$0.41

Diluted earnings (loss) per share:
Reported net income (loss)	$(0.16)	$0.30	$0.38
Goodwill amortization (net of tax)	0.01	—	—
Effect of adoption of new accounting principle (net of tax)	—	0.04	—

Adjusted net income (loss)	$(0.15)	$0.34	$0.38

16.    Subsequent Events

In July 2003, the Company licensed technology from ABACUS Research A.G., a software development company based in St. Gallen, Switzerland. The licensed technology enables users to perform advanced searches into application and Web portal data, providing sub-second responses across large databases. The Company licensed the technology for $600,000. The Company capitalized the licensed technology in accordance with Statement 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed and is amortizing the resulting intangible asset over its estimated life of ten years.

In August 2003, the Company signed a definitive agreement to acquire privately-held Data Junction Corporation for $22.1 million in cash and 5 million shares of the Company’s common stock. The acquisition is expected to close in the quarter ending December 31, 2003.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following presents the unaudited pro forma combined results of operations of the Company with Data Junction Corporation for the year ended June 30, 2003 assuming the acquisition occurred on July 1, 2002, after giving effect to certain pro forma adjustments. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisition actually occurred on July 1, 2002 or of future results of operations of the consolidated entities.

Year ended June 30, 2003 (in thousands, except for per share data)
Revenue	$53,164
Income from continuing operations	$6,744
Diluted income per share from continuing operations	$0.29

The diluted earnings per share for the Company and for the total unaudited pro forma combined operations are $0.37 and $0.29, respectively. The diluted earnings per share for the total unaudited pro forma combined operations include the expense associated with Data Junction’s transfer of life insurance policies of $1.2 million, or $0.03 per share impact, net of tax. Also included is the effect of amortization of software technology acquired in the merger of $1.2 million, or $0.05 earnings per share impact, net of tax.