Form 10-Q
period 2003-09-30
PERVASIVE SOFTWARE INC
filed 2003-11-14
CIK 1042821

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 11, 2003 there were 16,892,828 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pervasive Software Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2003	June 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,848	$31,352
Marketable securities	9,343	10,313
Trade accounts receivable, net	4,887	4,900
Notes receivable from related parties	102	102
Prepaid expenses and other current assets	601	727

Total current assets	47,781	47,394

Property and equipment, net	2,222	2,251
Purchased technology, net	1,108	536
Notes receivable from related parties	167	204
Other assets	479	207

Total assets	$51,757	$50,592

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$620	$741
Accrued payroll and payroll related costs	1,427	1,680
Deferred rent and lease related accruals	2,290	2,290
Other accrued expenses	3,303	3,444
Deferred revenues	2,212	2,235

Total current liabilities	9,852	10,390
Stockholders’ equity:
Common stock	58,873	58,660
Retained deficit	(16,968)	(18,458)

Total stockholders’ equity	41,905	40,202

Total liabilities and stockholders’ equity	$51,757	$50,592

See accompanying notes.

Pervasive Software Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2003	2002
Revenues	$9,391	$9,176
Costs and expenses:
Cost of revenues and technical support	1,256	1,550
Sales and marketing	3,354	3,190
Research and development	2,058	1,964
General and administrative	1,194	1,177

Total costs and expenses	7,862	7,881

Operating income from continuing operations	1,529	1,295
Interest and other income, net	92	162
Income tax provision	(175)	(150)

Income from continuing operations	1,446	1,307
Gain from discontinued operations	—	159

Net income	$1,446	$1,466

Basic earnings per share:
Income from continuing operations	$0.09	$0.08
Gain from discontinued operations	—	0.01

Net income	$0.09	$0.09

Diluted earnings per share:
Income from continuing operations	$0.08	$0.07
Gain from discontinued operations	—	0.01

Net income	$0.08	$0.08

See accompanying notes.

Pervasive Software Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended September 30,
	2003	2002
Cash from continuing operations
Income from continuing operations	$1,446	$1,307
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	268	407
Other non cash items	8	8
Change in current assets and liabilities:
Decrease (increase) in trade accounts receivable	13	(38)
Decrease in prepaid expenses and other current assets	165	185
Increase (decrease) in accounts payable and accrued liabilities	(499)	598
Decrease in deferred revenue	(24)	(61)

Net cash provided by continuing operations	1,377	2,406

Cash from discontinued operations
Gain from discontinued operations	—	159
Decrease in liabilities of discontinued operations	(2)	(424)

Net cash used in discontinued operations	(2)	(265)

Cash from investing activities
Purchase of property and equipment	(207)	(73)
Sales and purchases of marketable securities, net	970	3,123
Investment in business venture	—	50
Purchase of technology	(600)	—
Decrease (increase) in other assets	(275)	176

Net cash provided by (used in) investing activities	(112)	3,276

Cash from financing activities
Proceeds from issuance of stock, net of issuance costs	202	87
Acquisition of treasury stock	—	(493)

Net cash provided by (used in) financing activities	202	(406)
Effect of exchange rate on cash and cash equivalents	31	(17)

Increase in cash and cash equivalents	1,496	4,994
Cash and cash equivalents at beginning of period	31,352	22,215

Cash and cash equivalents at end of period	$32,848	$27,209

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

1. General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All material intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2003, which are contained in the Company’s Annual Report filed on Form 10-K on September 25, 2003 (File No. 000-23043). The results of operations for the three month periods ended September 30, 2003 and 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share before the effect of discontinued operations (in thousands, except per share data):

	Three months ended September 30,
	2003	2002
Numerator:
Income from continuing operations	$1,446	$1,307

Denominator:
Denominator for basic earnings per share – weighted average shares	16,764	16,736

Effect of dilutive securities:
Employee stock options	2,219	906

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	18,983	17,642

Basic earnings per share from continuing operations	$0.09	$0.08

Diluted earnings per share from continuing operations	$0.08	$0.07

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three months ended September 30,
	2003	2002
Net income	$1,446	$1,466
Foreign currency translation adjustments	45	(50)

Comprehensive income	$1,491	$1,416

4. Stock Compensation

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30
	2003	2002
Income from continuing operations	$1,446	$1,307
Deduct: Total stock-based employee compensation expense determined under fair value-based method for employee awards	(971)	(976)

Pro forma income from continuing operations	$475	$331

Basic earnings per share from continuing operations:
As reported	$0.09	$0.08
Pro forma	$0.03	$0.02

Diluted earnings per share from continuing operations:
As reported	$0.08	$0.07
Pro forma	$0.03	$0.02

5. Recently Issued Accounting Standards

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

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of Statement 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Statement 150 did not have a material impact on our results of operations or financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. Data Junction Acquisition

On August 11, 2003, the Company announced the signing of a definitive agreement to acquire privately held Data Junction Corporation, a pioneering data and application integration company based in Austin, Texas, for up to $22.1 million in cash and 5 million shares of common stock. The agreement has been unanimously approved by the boards of directors of Pervasive and Data Junction. The Company filed a Registration Statement on Form S-4 on September 23, 2003 to register the shares of common stock to be issued to the Data Junction shareholders in connection with the merger. The Registration Statement contains detailed descriptions of the merger, the merger agreement, Data Junction and its products, and the risk factors associated with the merger and the combined company. The acquisition was approved by Data Junction shareholders at a special shareholder meeting held on November 10, 2003 and the acquisition is subject to approval by Pervasive stockholders at a special stockholders meeting to be held on December 3, 2003. The acquisition is expected to close in December 2003.

PERVASIVE SOFTWARE INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Report on Form 10-Q that are not purely historical statements are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any forward looking statements after the date of this filing on Form 10-Q to conform these statements with actual results. See “Risk Factors that May Affect Future Results,” and the factors and risks discussed in the Company’s Annual Report on Form 10-K filed on September 25, 2003 (File No. 000-23043) and other reports filed from time to time with the Securities and Exchange Commission.

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

Data Junction Acquisition

On August 11, 2003, we announced the signing of a definitive agreement to acquire privately held Data Junction Corporation, a pioneering data and application integration company based in Austin, Texas, for up to $22.1 million in cash and 5 million shares of our common stock. The agreement has been unanimously approved by the boards of directors of Pervasive and Data Junction. We filed a Registration Statement on Form S-4 on September 23, 2003 to register the shares of our common stock to be issued to the Data Junction shareholders in connection with the merger. The Registration Statement contains detailed descriptions of the merger, the merger agreement, Data Junction and its products, and the risk factors associated with the merger and the combined company. The acquisition was approved by Data Junction shareholders at a special shareholder meeting held on November 10, 2003 and the acquisition is subject to approval by Pervasive stockholders at a special stockholders meeting to be held on December 3, 2003. The acquisition is expected to close in December 2003. Forward-looking statements regarding future revenue and expenses contained elsewhere in this report on Form 10-Q are with respect to the existing business of Pervasive and do not include the impact of Data Junction’s future revenue, operating expenses or various costs related to the acquisition.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

	Three months ended September 30,
	2003	2002
Revenues	100%	100%
Costs and expenses:
Cost of revenues and technical support	13	17
Sales and marketing	36	35
Research and development	22	21
General and administrative	13	13

Total costs and expenses	84	86

Operating income from continuing operations	16	14
Interest and other income, net	1	2
Income tax provision	(2)	(2)

Income from continuing operations	15	14

Gain from discontinued operations	—	2

Net income	15%	16%

Revenues

Our revenues increased 2% to $9.4 million in the three months ended September 30, 2003, as compared to $9.2 million reported for the three months ended September 30, 2002. We attribute this revenue increase primarily to increased revenue in Japan during the first quarter of fiscal 2004.

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

International revenues, consisting of all revenues from customers located outside of North America, were $4.0 million and $3.6 million in the three months ended September 30, 2003 and 2002, representing 43% and 39% of total revenues, respectively. We attribute the increase in international revenue during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 primarily to increased revenue in Japan during the first quarter of fiscal 2004. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Revenues and Technical Support. Cost of revenues and technical support consists primarily of the cost to manufacture and fulfill orders for our shrink wrap software products, the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase, payment of license fees for third-parties technologies embedded in our products and the costs to deliver professional services and training services to others. Cost of revenues and technical support was $1.3 million and $1.6 million in the three months ended September 30, 2003 and 2002, representing 13% and 17% of revenues, respectively. Cost of revenues and technical support decreased in dollar amount and as a percentage of revenue primarily related to a reduction in costs associated with technical support personnel. We anticipate that cost of revenues and technical support in the near term will be consistent as a percentage of revenue with the costs incurred during the three months ended September 30, 2003.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $3.4 million and $3.2 million in the three months ended September 30, 2003 and 2002, representing 36% and 35% of revenues, respectively. Sales and marketing expenses increased in dollar amount and as a percentage of revenue primarily due to increased costs associated with sales and marketing personnel. We expect sales and marketing expenses in the near term may increase from costs incurred during the three months ended September 30, 2003, primarily as a result of costs associated with marketing programs and promotional expenses related to the launch of the next release of Pervasive.SQL, V8.5 and Pervasive AuditMaster V6.1, released in October 2003.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.1 million and $2.0 million in the three months ended September 30, 2003 and 2002, representing 22% and 21% of revenues, respectively. Research and development expenses were consistent in dollar amount and as a percentage of revenue. We anticipate that research and development expenses in the near term will be consistent as a percentage of revenue with the costs incurred in the three months ended September 30, 2003.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs of our finance, human resources, information systems and administrative departments and bad debt expense. General and administrative expenses were $1.2 million and $1.2 million in the three months ended September 30, 2003 and 2002, representing 13% and 13% of revenues, respectively. General and administrative expenses were consistent in dollar amount and as a percentage of revenue. We anticipate that our general and administrative expenses in the near term will be consistent as a percentage of revenue with costs incurred in the three months ended September 30, 2003.

Provision for Income Taxes. Provision for income taxes was approximately $0.2 million and $0.2 million in the three months ended September 30, 2003 and 2002, respectively. We recorded a tax provision related to taxes on foreign operations, despite the availability of substantial domestic net operating loss carryforwards.

Based on a number of factors, we believe that it is more likely than not, that a substantial amount of our deferred tax assets may not be realized. These factors include:

•	The risks and uncertainties associated with our pending acquisition of Data Junction Corporation;

•	The potential impact of anticipated deductions due to exercise of employee stock options on deferred tax assets with limited carryforward periods; and

•	The intensely competitive market in which we operate and which is subject to rapid change.

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

Liquidity and Capital Resources

Cash provided by continuing operations was $1.4 million and $2.4 million for the three months ended September 30, 2003 and 2002, respectively. Cash provided by continuing operations during the first quarter of fiscal 2004 resulted primarily from income from continuing operations and a decrease in prepaids and other current assets, offset by a decrease in accounts payable and accrued liabilities. Cash provided by continuing operations during the first quarter of fiscal 2003 resulted primarily from income from continuing operations and an increase in accounts payable and accrued liabilities.

During the first three months of fiscal 2004 and 2003 we received net proceeds of $1.0 million and $3.1 million, respectively, from the sale or maturity of marketable securities, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $0.2 million and $0.1 million in the three months ended September 30, 2003 and 2002, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures may increase during the current fiscal year as compared to the prior year as a result of possible capital projects to upgrade certain front and back office systems.

We had a stock repurchase plan in place whereby we could repurchase shares of our common stock up to a total of $5.0 million through July 21, 2003. Under this plan, we had repurchased approximately 963,000 shares of Pervasive common stock at an aggregate cost of approximately $2.4 million through July 21, 2003. In July 2003, we announced the authorization of a new $5.0 million stock repurchase plan which became effective upon expiration of the previous plan on July 21, 2003. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

On September 30, 2003, we had $38.0 million in working capital, including $42.2 million in cash, cash equivalents and marketable securities.

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

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of Statement 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Statement 150 did not have a material impact on our results of operations or financial position.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France, England and Poland and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the quarter ended September 30, 2003. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2003.

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

We May Face Problems with Our Pending Acquisition of Data Junction Corporation

On August 11, 2003, we announced the signing of a definitive agreement to acquire privately held Data Junction Corporation, a pioneering data and application integration company based in Austin, Texas, for up to $22.1 million in cash and 5 million shares of our common stock. The agreement has been unanimously approved by the boards of directors of Pervasive and Data Junction and is subject to the approval of the shareholders of both companies. The acquisition is expected to close in the fourth calendar quarter of 2003. We cannot be certain that the acquisition of Data Junction will close or be successful or that Pervasive will realize the anticipated benefits of the acquisition. We filed a Registration Statement on Form S-4 on September 23, 2003 to register the shares of our common stock to be issued to Data Junction shareholders in connection with the merger. The Registration Statement contains detailed descriptions of the merger, the merger agreement, Data Junction and its products, and the risk factors associated with the merger and the combined company.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account For a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors (“ISVs”), value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the fiscal year ended June 30, 2003, two distributors combined accounted for an aggregate of approximately 22% of our revenues, as compared to the fiscal year ended June 30, 2002, when two distributors accounted for an aggregate of approximately 21% of our revenues. Additionally, we estimate that approximately 20% of our revenues in the fiscal year ended June 30, 2003 were from sales related to accounting software applications. Furthermore, there is currently consolidation taking place among our ISVs that could narrow the number of customers that sell our products. For example, one of our ISVs, The Sage Group plc, recently announced that it has acquired Timberline Software Corporation and Softline Limited, two of our ISVs. These three ISVs together represented approximately 10% of our revenues in fiscal 2003. Accordingly, our sales to The Sage Group plc could constitute 10% or more of our revenues in the future. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits under Item 601 of Regulation S-K

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000 between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*	1997 Stock Incentive Plan

10.3*	Employee Stock Purchase Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.10**	Lease agreement dated April 2, 1998 between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.

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

On July 15, 2003, the Company filed a Current Report on Form 8-K to report results of operations and financial condition for the quarter ended June 30, 2003.

On August 13, 2003, the Company filed a Current Report on Form 8-K to report the signing of a definitive merger agreement with Data Junction Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	PERVASIVE SOFTWARE INC. (Registrant)

	By:	/s/ John E. Farr

John E. Farr Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION

2.1+		Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1	*	Restated Certificate of Incorporation

3.2	*	Bylaws of the Company

4.1	*	Reference is made to Exhibits 3.1 and 3.2

4.2	*	Specimen Common Stock certificate

4.3	***	Rights Agreement dated October 24, 2000, between the Company and Computershare Trust Company, Inc., as Rights Agent

10.1	*	Form of Indemnification Agreement

10.2	*	1997 Stock Incentive Plan

10.3	*	Employee Stock Purchase Plan

10.4	*	First Amended and Restated 1994 Incentive Plan

10.10	**	Lease agreement dated April 2, 1998 between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.

* Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).

** Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998

(File No. 000-23043).

*** Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).