Form 10-Q
period 2003-12-31
PERVASIVE SOFTWARE INC
filed 2004-02-12
CIK 1042821

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

(2)    Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of February 10, 2004 there were 21,978,653 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	June 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,944	$31,352
Marketable securities	9,925	10,313
Trade accounts receivable, net	7,418	4,900
Notes receivable from related parties	—	102
Prepaid expenses and other current assets	1,443	727

Total current assets	37,730	47,394
Property and equipment, net	2,460	2,251
Purchased technology, net	7,307	536
Goodwill	38,964	—
Notes receivable from related parties	—	204
Other assets	215	207

Total assets	$86,676	$50,592

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$790	$741
Accrued payroll and payroll related costs	1,679	1,680
Deferred rent and lease related accruals	2,290	2,290
Other accrued expenses	3,700	3,444
Deferred revenues	5,064	2,235

Total current liabilities	13,523	10,390
Stockholders’ equity:
Common stock	89,238	58,660
Retained deficit	(16,085)	(18,458)

Total stockholders’ equity	73,153	40,202

Total liabilities and stockholders’ equity	$86,676	$50,592

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Revenues:
Product licenses	$9,856	$8,755	$18,162	$17,036
Services and other	1,654	1,028	2,739	1,923

Total revenue	11,510	9,783	20,901	18,959
Costs and expenses:
Cost of product license revenues	374	225	587	464
Cost of service and other revenues	1,228	1,224	2,273	2,535
Sales and marketing	3,943	3,412	7,297	6,602
Research and development	2,330	2,022	4,387	3,986
General and administrative	1,556	1,295	2,749	2,472
Write-off of acquired in-process research and development	1,084	—	1,084	—

Total costs and expenses	10,515	8,178	18,377	16,059

Operating income from continuing operations	995	1,605	2,524	2,900
Interest and other income, net	82	149	174	311
Income tax provision	(175)	(150)	(350)	(300)

Income from continuing operations	902	1,604	2,348	2,911
Gain from discontinued operations	—	—	—	159

Net income	$902	$1,604	$2,348	$3,070

Basic earnings per share:
Income from continuing operations	$0.05	$0.10	$0.13	$0.17
Gain from discontinued operations	—	—	—	0.01

Net income	$0.05	$0.10	$0.13	$0.18

Diluted earnings per share:
Income from continuing operations	$0.04	$0.09	$0.12	$0.16
Gain from discontinued operations	—	—	—	0.01

Net income	$0.04	$0.09	$0.12	$0.17

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended December 31,
	2003	2002
Cash from continuing operations
Income from continuing operations	$2,348	$2,911
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	632	771
Write-off of acquired in-process research and development	1,084	—
Other non cash items	76	16
Change in current assets and liabilities:
Increase in trade accounts receivable	(900)	(398)
Decrease in prepaid expenses and other current assets	393	689
Increase (decrease) in accounts payable and accrued liabilities	(262)	869
Increase in deferred revenue	287	52

Net cash provided by continuing operations	3,658	4,910
Cash from discontinued operations
Gain from discontinued operations	—	159
Decrease in liabilities of discontinued operations	(2)	(639)

Net cash used in discontinued operations	(2)	(480)
Cash from investing activities
Purchase of property and equipment	(410)	(325)
Sales and purchases of marketable securities, net	388	4,351
Investment in business, net of cash acquired	(16,580)	100
Decrease in other assets	11	177

Net cash provided by (used in) investing activities	(16,591)	4,303
Cash from financing activities
Proceeds from issuance of stock, net of issuance costs	511	235
Acquisition of treasury stock	—	(929)

Net cash provided by (used in) financing activities	511	(694)
Effect of exchange rate on cash and cash equivalents	15	5

Increase (decrease) in cash and cash equivalents	(12,409)	8,044
Cash and cash equivalents at beginning of period	31,352	22,215

Cash and cash equivalents at end of period	$18,944	$30,259

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(Unaudited)

1.	General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All material intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2003, which are contained in the Company’s Annual Report filed on Form 10-K on September 25, 2003 (File No. 000-23043). The results of operations for the three and six month periods ended December 31, 2003 and 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

On December 4, 2003, the Company completed the acquisition of Data Junction Corporation (“Data Junction”) pursuant to the Agreement and Plan of Merger dated as of August 8, 2003 (“Merger Agreement”), (see Note 7 – Business Combinations). The acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Data Junction have been included in the Company’s unaudited condensed consolidated financial statements since the date of acquisition.

Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share before the effect of discontinued operations (in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Numerator:
Income from continuing operations	$902	$1,604	$2,348	$2,911

Denominator:
Denominator for basic earnings per share – weighted average shares	18,328	16,604	17,546	16,669
Effect of dilutive securities:
Employee stock options	2,399	1,016	2,312	963

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	20,727	17,620	19,858	17,632

Basic earnings per share from continuing operations	$0.05	$0.10	$0.13	$0.17

Diluted earnings per share from continuing operations	$0.04	$0.09	$0.12	$0.16

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Net income	$902	$1,604	$2,348	$3,070
Foreign currency translation adjustments	(30)	9	15	(41)

Comprehensive income	$872	$1,613	$2,363	$3,029

4.	Stock Compensation

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended December 31		Six Months Ended December 31
	2003	2002	2003	2002
Income from continuing operations	$902	$1,604	$2,348	$2,911
Deduct: Total stock-based employee compensation expense determined under fair value-based method for employee awards	(958)	(900)	(1,929)	(1,876)

Pro forma income from continuing operations	$(56)	$704	$419	$1,035

Basic earnings per share from continuing operations:
As reported	$0.05	$0.10	$0.13	$0.17
Pro forma	$0.00	$0.04	$0.02	$0.06
Diluted earnings per share from continuing operations:
As reported	$0.04	$0.09	$0.12	$0.16
Pro forma	$0.00	$0.04	$0.02	$0.06

5.	Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004. The Company believes that the adoption of FIN 46 will not have a material effect on its consolidated financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of Statement 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Statement 150 did not have a material impact on Pervasive’s results of operations or financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Goodwill and Other Intangible Assets

As of December 31, 2003, Pervasive had goodwill in the amount of $39.0 million associated with the acquisition of Data Junction (see Note 7). The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $7.3 million (net of accumulated amortization of $0.1 million) as of December 31, 2003. These intangible assets consist primarily of developed technology, including the value assigned to amortizable intangible assets in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 consisting of $6.3 million of developed technology. The Company is amortizing these assets on a straight-line basis over their estimated useful lives, generally five to ten years. Amortization expense for the three and six months ended December 31, 2003 was $0.1 million and $0.1 million, respectively. Amortization expense for intangible assets for each of the years ended June 30, 2005, 2006 and 2007, is anticipated to be $1.3 million.

7.	Business Combinations

On December 4, 2003, the Company purchased Data Junction for cash of approximately $16.6 million, net of cash acquired of $6.5 million and including acquisition costs of approximately $1.0 million, and 5,000,000 shares of common stock valued at $30.0 million, based on the average market value of the Company’s common stock a few days before and after the acquisition was agreed to and announced on August 8, 2003. Accordingly, the results of operations of the acquired business is included in the consolidated financial statements of the Company from the date of acquisition. The Company acquired Data Junction to broaden its data infrastructure capabilities, increase the Company’s size and scale, and leverage the increased customer base of the combined companies. The contributing factors to the purchase price paid by the Company consisted primarily of Data Junction’s historical earnings and cash flow from operations and perceived market opportunity for future growth. The purchase price was allocated to the acquired assets and liabilities assumed, based upon management’s estimate of their fair values as of the acquisition date. A summary of the purchase price for the Data Junction acquisition is as follows (in millions):

Cash paid to acquire stock, net of cash acquired of $6.5 million	$15.6
Cash paid and accrued for transaction costs	1.0

16.6
Shares issued to acquire stock	30.0

Total	$46.6

The purchase price was allocated as follows:
Purchased technology	$6.3
In-process research and development	1.1
Goodwill	39.0
Fair value of net tangible assets acquired, excluding cash	0.2

$46.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The value of purchased technology was determined by discounting the incremental earnings attributable to all existing technology which had reached technological feasibility, after considering risks relating to: (i) the expected lifecycle of the technology, (ii) the expected annual operating profit related to the technology, and (iii) the future cash flows associated with the technology. Estimates of future revenues and expenses used to determine the value of developed technology was consistent with the historical trends in the industry and expected outlooks. The purchased technology is being amortized over its respective useful life of five years using the straight-line method.

Of the total purchase price, $1.1 million was allocated to in-process research and development (“IPR&D”) and was expensed upon acquisition. The value of IPR&D was based on an evaluation of all developmental projects using the guidance set forth in FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses existed. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

The value of the IPR&D was determined by (i) estimating future revenue and operating profits associated with existing development projects, (ii) projecting the future cash flows and costs to complete the underlying technologies and resultant products and (iii) discounting these cash flows to their net present value. Estimates of future revenue and expenses used to determine the value of in-process research and development were consistent with the historical trends in the industry and the expected outlooks. The entire amount of $1.1 million was charged to operations because related technologies had not reached technological feasibility and they had no alternative use.

The following table represents Pervasive’s unaudited pro forma results of operations for the three and six months ended December 31, 2003 as if the acquisition of Data Junction had occurred as of the beginning of the applicable period. The pro forma information excludes IPR&D charges of $1.1 million in the three and six months ended December 31, 2003, since it is a nonrecurring charge resulting from the acquisition. The unaudited pro forma financial information has been prepared for comparative purposes only and there can be no assurance that this presentation reflects the results of operations that would have occurred had Data Junction been consolidated with the Company during the applicable periods.

	Three Months Ended December 31		Six Months Ended December 31
	2003	2002	2003	2002
	(in millions, except per share data)
Net revenue	$13.7	$13.2	$26.6	$25.5
Income from continuing operations	1.8	1.8	3.6	3.4
Net income	1.8	1.8	3.6	3.5
Diluted earnings per share from continuing operations	$0.08	$0.08	$0.15	$0.15
Diluted earnings per share	$0.08	$0.08	$0.15	$0.16

PERVASIVE SOFTWARE INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Report on Form 10-Q that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any forward-looking statements after the date of this filing on Form 10-Q to conform these statements with actual results. See “Risk Factors that May Affect Future Results,” and the factors and risks discussed in the Company’s Annual Report on Form 10-K filed on September 25, 2003 (File No. 000-23043) and other reports filed from time to time with the Securities and Exchange Commission.

Overview

Pervasive Software is a global value leader in data infrastructure software. The company’s award-winning products enable customers to manage, integrate, analyze and secure their critical data, providing the industry’s best combination of performance, reliability and cost. Pervasive’s strength is evidenced by the size and diversity of its customer base, serving tens of thousands of customers in virtually every industry market around the world. The company’s high-performance, flexible database, Pervasive.SQL™, is widely installed with more than 5.4 million server seats licensed to date. Pervasive.SQL offers advanced data management technology combined with a very low total cost of ownership (TCO), resulting in an average 7-to-1 improvement over another competitor’s database, according to a June 2003 Aberdeen Group study. A database add-on product, Pervasive DataExchange™, delivers real-time backup and synchronization for fast access to fresh data – critical in the small to mid-size enterprise (SME) space. By ensuring data availability, it reduces downtime and increases productivity, driving additional value for users. By providing current, replicated data, it improves the reliability of mission-critical applications. And, as it works in real time, it delivers the performance users count on to generate results. In addition, Pervasive more recently extended its database product line with Pervasive AuditMaster™. This product offers the latest in monitoring and auditing technology, enabling SMEs to know who’s doing what with which data as it’s happening. It drives value by reducing fraud and customer support costs, and increases reliability and performance by operating in real time at the data level, independent of applications. These software products are designed for integration by independent software vendors (ISVs) into client/server, Web and mobile applications, sold to SMEs, which typically have environments with little to no information technology (IT) infrastructure and require self-tuning, low-administration products. As a result, end-users can concentrate on running their businesses instead of managing the data management solutions underlying their applications, which is particularly critical to this large market.

Historically, we have derived substantially all of our revenues from our Pervasive.SQL data management products. The latest release of Pervasive.SQL, Version 8, was released in December 2002. Our future operating results will depend upon continued market acceptance of Pervasive.SQL. Any decrease in demand or in market acceptance for our Pervasive.SQL product would have a damaging effect on our business, operating results and financial condition.

On December 4, 2003 we completed the acquisition of Data Junction Corporation (“Data Junction”). The acquisition was made pursuant to an Agreement and Plan of Merger, dated as of August 8, 2003, by and among us, Ramal Acquisition Corp., our wholly owned Delaware subsidiary and Data Junction.

The aggregate cash plus share purchase price for all of the common stock of Data Junction was approximately $46.6 million, net of cash acquired from Data Junction (See Note 7 of Notes to the Unaudited Condensed Consolidated Financial Statements). The results of operations of Data Junction from December 4, 2003 to December 31, 2003, or the Stub Period, are included in our consolidated results of operations.

The acquisition of Data Junction brings important data integration and transformation technologies and products, which are highly complementary to Pervasive’s existing data management products, expertise and customer base. The acquisition significantly advances Pervasive’s strategy to be the global value leader in data infrastructure software, enabling more than 25,000 businesses, such as major corporations, systems integrators and software vendors, to capitalize on their data investments. Winner of more than 20 major industry awards, Data Junction is a market leader in innovative integration technology, helping customers quickly and cost-effectively connect disparate data sources. Primary integration products include a comprehensive set of visual design tools for rapidly building and testing data integration processes that work with hundreds of data formats and applications. This enables design with total control over all aspects of the integration project – from creating integration maps to managing complex, event-driven flow of inter-application messages and EDI processes. Data Junction virtually created the category known as ETL (extract, transform and load) in 1986 with Data Junction v1.0, one of the world’s first hub-and-spoke approaches to data conversion and translation, and today is charting new ground in the development of business and application integration technologies.

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

Revenue Recognition - We license our software through OEM license agreements with software developers, or ISVs, and through shrink-wrap software licenses, sold through ISVs, value-added resellers, or VARs, systems integrators and distributors, or direct to end users. Revenues are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are generally recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to us. Revenue from post contract support and the right to receive unspecified upgrades is recognized ratably over the contract term. We generally provide telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. We accrue the cost of providing this support. Revenue from consulting services and training is recognized when the related services are performed. We enter into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. Revenue from shipping and handling is recognized at the shipping date. Shipping and handling costs are included in costs of product license revenues in the Consolidated Statements of Operations.

Sales Returns and Bad Debt Reserves - We reserve for the cost of estimated sales returns, stock rotation and price protection rights as well as uncollectible accounts based on experience.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Operations.

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Revenues:
Product licenses	86%	89%	87%	90%
Services and other	14	11	13	10

Total revenue	100	100	100	100
Costs and expenses:
Cost of product license revenues	3	2	3	3
Cost of service and other revenues	11	13	11	13
Sales and marketing	34	35	35	35
Research and development	20	21	21	21
General and administrative	14	13	13	13
Write-off of acquired in-process research and development	9	—	5	—

Total costs and expenses	91	84	88	85

Operating income from continuing operations	9	16	12	15
Interest and other income, net	1	2	1	2
Income tax provision	(2)	(2)	(2)	(2)

Income from continuing operations	8	16	11	15
Gain from discontinued operations	—	—	—	1

Net income	8%	16%	11%	16%

Revenues

Our revenues were $11.5 million in the three months ended December 31, 2003, an increase of 17% over the $9.8 million reported for the comparable period in the prior fiscal year. Our revenues for the six-month period ending December 31, 2003 increased 10% to $20.9 million as compared to $19.0 million for the comparable period in the prior fiscal year. License and service revenues from Data Junction products during the Stub Period contributed $1.5 million to the increase. We attribute the remaining revenue increases primarily to increased revenue in Japan during the first half of fiscal 2004.

Our product license revenues were $9.9 million in the three months ended December 31, 2003, an increase of 13% over the $8.8 million for the comparable period in the prior fiscal year. Our product license revenues for the six-month period ending December 31, 2003 increased 7% to $18.2 million as compared to $17.0 million for the comparable period in the prior fiscal year. The increase in product license revenue was primarily due to the inclusion of license revenue from Data Junction products during the Stub Period. We attribute the remaining product license revenue increases primarily to increased revenue in Japan during the first half of fiscal 2004. License revenue from Pervasive database products and Data Junction integration products represents approximately 90% and 10% of total product license revenue, respectively, for the quarter ending December 31, 2003.

Licenses of our software operating on Windows NT or other Microsoft operating systems continue to represent approximately 80% to 90% of our product license revenues. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future.

Our service and other revenues were $1.7 million in the three months ended December 31, 2003, an increase of 61% over the $1.0 million for the comparable period in the prior fiscal year. Our service and other revenues for the six-month period ending December 31, 2003 increased 42% to $2.7 million as compared to $1.9 million for the comparable period in the prior fiscal year. The increase in service and other revenue was primarily due to the inclusion of service and other revenue from Data Junction during the Stub Period.

International revenues, consisting of all revenues from customers located outside of North America, were $4.0 million and $4.3 million in the three months ended December 31, 2002 and 2003, representing 41% and 37% of total revenues, respectively. International revenues were $7.6 million and $8.3 million in the six months ended December 31, 2002 and 2003, representing 40% of total revenues for both time periods. We attribute the increase in international revenue during the first half of fiscal 2004 as compared to the first half of fiscal 2003 primarily to increased revenue in Japan during the first half of fiscal 2004. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues was $0.2 million and $0.4 million in the three months ended December 31, 2002 and 2003, representing 2% and 3% of total revenues, respectively. Cost of product license revenues was $0.5 million and $0.6 million for the six-month period ending December 31, 2002 and 2003, representing 2% and 3% of total revenues, respectively. The increase in cost of product license revenues is principally the result of $0.1 million in amortization related to the $6.3 million value assigned to developed technology acquired through the Data Junction acquisition. The Data Junction acquisition occurred in the second quarter of fiscal 2004, and accordingly, we began to recognize amortization expense in the Stub Period. We anticipate that cost of product license revenues in the near term will increase relative to the costs incurred during the three months ended December 31, 2003, due to the inclusion of the costs of the acquired Data Junction operations for an entire quarter.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.2 million and $1.2 million in the three months ended December 31, 2002 and 2003, representing 13% and 11% of total revenues, respectively. Cost of service and other revenues was $2.5 million and $2.3 million for the six-month period ending December 31, 2002 and 2003, representing 13% and 11% of total revenues, respectively. Cost of service and other revenues decreased in dollar amount and as a percentage of revenue primarily as a result of a reduction in costs associated with professional consulting personnel in 2002 and a reduction of technical support personnel in 2003 related to the Pervasive database product line, offset partially by an increase in technical support and consulting personnel and related operating costs associated with the Data Junction operations subsequent to the acquisition date. We anticipate that cost of service and other revenues in the near term will increase relative to the costs incurred during the three months ended December 31, 2003, due to the inclusion of the costs of the acquired Data Junction operations for an entire quarter.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $3.4 million and $3.9 million in the three months ended December 31, 2002 and 2003, representing 35% and 34% of total revenues, respectively. Sales and marketing expenses were $6.6 million and $7.3 million for the six months ending December 31, 2002 and 2003, representing 35% of total revenues for both periods. The increase in sales and marketing expenses is due primarily to Stub Period operating costs associated with the Data Junction operations subsequent to the acquisition date. We expect sales and marketing expenses in the near term will increase from costs incurred during the three months ended December 31, 2003, due to the inclusion of the costs of the acquired Data Junction operations for an entire quarter.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.0 million and $2.3 million in the three months ended December 31, 2002 and 2003, representing 21% and 20% of total revenues, respectively. Research and development expenses were $4.0 million and $4.4 million for the six months ended December 31, 2002 and 2003, representing 21% of revenues for both periods. Research and development expenses increased primarily as a result of costs relating to Data Junction operations during the Stub Period. We anticipate that research and development expenses in the near term will increase from costs incurred during the three months ended December 31, 2003, due to the inclusion of the costs of the acquired Data Junction operations for an entire quarter.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources, information systems and administrative departments. General and administrative expenses were $1.3 million and $1.6 million in the three months ended December 31, 2002 and 2003, representing 13% and 14% of total revenues, respectively. General and administrative expenses were $2.5 million and $2.7 million for the six months ended December 31, 2002 and 2003, representing 13% of total revenues for both periods. General and administrative expenses increased as a result of costs relating to Data Junction operations during the Stub Period and a non-recurring charge of $0.3 million for the write-off of related party notes receivable in the second quarter of fiscal 2004. We anticipate that our general and administrative expenses in the near term will decrease from costs incurred during the three months ended December 31, 2003, due to the non-recurring nature of the write-off of related party notes receivable in the December 2003 quarter, offset partially by the inclusion of the costs of the acquired Data Junction operations for an entire quarter.

The write-off of related party notes receivable in the second quarter of fiscal 2004 totaled approximately $0.3 million and was included in general and administrative expenses. These notes receivable, dated July 2001 and March 2002, were written off in accordance with the original terms of the note agreements with our former Chairman of the Board and Chief Executive Officer Ron Harris. The terms of the original notes required the forgiveness of the balance of the notes in the event Mr. Harris’ service to the Company ended under certain conditions. With the expiration and non-renewal of Mr. Harris’ term as a Director of the Company at the 2003 Annual Shareholders Meeting on December 3, 2003, and with the absence of any other agreement calling for the continued service of Mr. Harris to the Company, the conditions for forgiveness of the notes were met.

Write-off of Acquired In-Process Research and Development. In connection with the Data Junction acquisition in December 2003, we recorded a charge of $1.1 million, or approximately 2% of the total purchase price, for IPRD. The value allocated to the projects identified as IPRD was charged to operations during the three months ended December 31, 2003.

At the acquisition date, Data Junction’s in-process project was Release 9.0 of the Data Junction integration software product. At the date of the acquisition, IPRD was approximately 70% complete, based upon costs expended to date and estimated costs to complete the project. Release 9.0 will include significant new code that will result in the creation of an improved architecture designed to solve the high performance integration needs of larger companies and will be much better suited to tackle more complex data and application integration projects.

As of the Data Junction acquisition date, this technology had not yet reached technological feasibility and had no alternative uses. The technological feasibility of an in-process product is established when the enterprise has completed all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications. The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology the market rates of return on contributory assets, including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. Given the riskier nature of the cash flows related to the IPRD, a higher discount was warranted, and is based on the cost of equity plus 1000 basis points. The resulting cash flows attributable to the IPRD were discounted at a discount rate of 25.4%. The resulting net cash flows to which this discount rate was applied are based on management’s estimates of revenues, operating expenses, and income taxes from such acquired technology. It is anticipated that, barring unforeseen circumstances, substantially all of the features of Release 9.0 of the Data Junction integration software project are expected to be completed in the second half of calendar 2004. Some of the risks and uncertainties inherent in the estimated costs to complete the project and the attainment of completion, include, but are not limited to, the difficulty of predicting the duration of product development and the risks that changes in the product requirements will result in unexpected redesign activity.

Provision for Income Taxes. Provision for income taxes was approximately $0.2 million and $0.2 million in the three months ended December 31, 2002 and 2003, respectively. Provision for income taxes was approximately $0.3 million and $0.4 million for the six months ended December 31, 2002 and 2003, respectively. The provision for income taxes consists primarily of income taxes related to foreign operations. Income from U.S. operations has been offset by net operating losses carried forward from previous years.

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

Liquidity and Capital Resources

Cash provided by continuing operations was $4.9 million and $3.7 million for the six months ended December 31, 2002 and 2003, respectively. Cash provided by continuing operations for the six months ended December 31, 2003 resulted primarily from income from continuing operations, before non-cash acquisition related charges, and a decrease in prepaid expense and other current assets, offset by an increase in trade accounts receivable. Cash provided by continuing operations during the comparable period in the prior fiscal year resulted primarily from income from continuing operations, a decrease in prepaid expense and other current assets and an increase in accounts payable and accrued liabilities, offset by an increase in trade accounts receivable.

We used $16.6 million, net of $6.5 million of cash held by Data Junction at the time of the closing of the transaction, to acquire the outstanding shares of Data Junction, including certain acquisition-related costs.

During the first six months of fiscal 2003, we received net proceeds of $0.4 million from the sale or maturity of marketable securities, consisting of various taxable and tax advantaged securities. We received proceeds of $4.4 million, net, in marketable securities during the first six months of fiscal 2002. In addition, we purchased property and equipment totaling approximately $0.3 million and $0.4 million in the six months ended December 31, 2002 and 2003, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures may increase during the current fiscal year as compared to the prior year as a result of possible capital projects to upgrade certain front and back office systems.

We had a stock repurchase plan in place whereby we could repurchase shares of our common stock up to a total of $5.0 million through July 21, 2003. Under this plan, we had repurchased approximately 963,000 shares of Pervasive common stock at an aggregate cost of approximately $2.4 million through July 21, 2003. In July 2003, we announced the authorization of a new $5.0 million stock repurchase plan which became effective upon expiration of the previous plan on July 21, 2003. To date, no shares have been repurchased under this new plan. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

We are exploring new opportunities to build, license or acquire products and services for introduction to and through our expansive worldwide channel. Any such transactions could cause us to issue dilutive equity securities, reduce our cash and marketable securities, or incur debt or contingent liabilities.

On December 31, 2003, we had $24.2 million in working capital, including $28.9 million in cash, cash equivalents and marketable securities.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004. We believe that the adoption of FIN 46 will not have a material effect on our consolidated financial position or results of operations.

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

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France, United Kingdom, and Poland and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the six months ended December 31, 2003. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2003.

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

Our Financial Results May Vary Significantly from Quarter to Quarter

Our operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside of our control. These factors include:

•	fluctuations in demand for our products, upgrades to our products, or our services;

•	fluctuations in the demand for and deployment of client/server applications in which our Pervasive.SQL products are designed to be embedded;

•	fluctuations in demand for our products due to the potential deteriorating economic conditions on our customer base;

•	seasonality of purchases and the timing of product sales and shipments;

•	unexpected delays in introducing new products and services or improvements to existing products and services;

•	new product releases, licensing models or pricing policies by our competitors;

•	acquisitions or mergers involving us, our competitors or customers;

•	our recent acquisition of Data Junction;

•	impact of changes to our product distribution strategy and pricing policies;

•	lack of order backlog;

•	loss of a significant customer or distributor;

•	changes in purchasing and/or payment practices by our distributors or other customers;

•	a reduction in the number of independent software vendors, or ISVs, who embed our products or value-added resellers, or VARs, who sell and deploy our products;

•	changes in the mix of domestic and international sales;

•	impact of changes to our geographic investment levels and business models;

•	changes in the cost of routine business activities, e.g., the increasing cost of directors and officers’ liability insurance premiums;

•	gains or losses associated with discontinued operations;

•	changes in our business plan or strategy; and

•	changes in generally accepted accounting principles in the United States.

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

Our Performance Depends on Market Acceptance of Pervasive.SQL

We derive a substantial portion of our revenues from the license of our Pervasive.SQL products. Continued market acceptance of Pervasive.SQL may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and what we believe is a softening in the market for client/server applications of the type built on our products. Market acceptance of Pervasive.SQL V8 and future upgrades also may be influenced by factors in our control such as product quality, relative demand for feature and functionality upgrades and any future product announcements or price changes.

Our Efforts to Develop and Maintain Brand Awareness of Our Products May Not be Successful

Brand awareness is important given competition in the market for data infrastructure software products. We are aware of other companies that use the word “Pervasive” either in their marks alone or in combination with other words. We expect that it may be difficult or impossible to prevent third-party usage of the Pervasive name and variations of this name for competing goods and services. Competitors or others who use marks similar to our brand name may cause confusion among actual and potential customers, which could prevent us from achieving significant brand recognition. If we fail to promote and maintain our brand or incur significant related expenses, our business, operating results and financial condition could be materially adversely affected.

We May Face Problems with Our Recent Acquisition of Data Junction Corporation

On December 8, 2003, we announced the completion of our acquisition of privately held Data Junction Corporation, a pioneering data and application integration company based in Austin, Texas, for approximately $16.6 million in cash, net of $6.5 million of cash held by Data Junction at the time of the closing of the transaction, and 5 million shares of our common stock. We cannot be certain that the acquisition of Data Junction will be successful or that we will realize the anticipated benefits of the acquisition. In particular, we may not be able to successfully integrate the Data Junction management team and employees or realize the strategic and operational benefits and objectives we had anticipated, including, greater revenue and market opportunities, maintaining industry leadership and consistent profitability. In addition, the demand for our combined product offerings may fluctuate and we may face increased competition into the markets for our products. Any of these factors and the following factors, as well as the inability to realize the anticipated efficiencies and synergies of the acquisition of Data Junction, may have a material adverse effect on our business, operating results and financial condition.

We Must Succeed in the Data Management Infrastructure Software Market as well as the Data Integration Software Market if we are to Realize the Expected Benefits of the Merger

Our long-term strategic plan depends upon the successful development and introduction of products and solutions that address the needs of the data management infrastructure software market as well as the data integration software market. In order for us to succeed in these markets, we must align strategies and objectives and focus a significant portion of our resources towards serving these markets.

The challenges involved in this integration include the following:

•	coordinating software development operations in a rapid and efficient manner to ensure timely release of products to market;

•	combining product offerings and product lines quickly and effectively;

•	successfully managing difficulties associated with transitioning current customers to new product lines;

•	demonstrating to our customers that the merger will not result in adverse changes in customer service standards or business focus;

•	retaining key alliances; and

•	persuading our employees that Pervasive’s and Data Junction’s business cultures are compatible.

In addition, our success in these markets will depend on several factors, many of which are outside our control including:

•	continued growth of the data management infrastructure software market;

•	continued growth of the data integration software market;

•	deployment of the combined company’s products by enterprises; and

•	emergence of substitute technologies and products.

If we are unable to succeed in this market our business may be harmed and we may be prevented from realizing the anticipated benefits of the merger.

We Must Overcome Significant Challenges in Integrating Businesses Operations and Product Offerings in order to Realize the Benefits of the Acquisition of Data Junction

The merger will not achieve its anticipated benefits unless we successfully combine our operations with those of Data Junction and integrate the two companies’ business operations and products in a timely manner. Fully integrating Pervasive and Data Junction will be a complex, time-consuming and expensive process and may result in revenue disruption and operational difficulties if not completed in a timely and efficient manner. Prior to the merger, each company operated independently, each with its own business, business culture, markets, clients, employees and systems. Following the merger, we must operate as a combined organization utilizing common (1) information communication systems, (2) operating procedures, (3) financial controls and (4) human resource practices, including benefits, training and professional development programs. There may be substantial difficulties, costs and delays involved in the integration. These difficulties, costs and delays may include:

•	the potential disruption of our ongoing business and diversion of management resources;

•	the possibility that the business cultures will not be compatible;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to integration of operations;

•	the impairment of relationships with employees and customers as a result of any integration of new personnel;

•	potential unknown liabilities associated with the acquired business and technology of Data Junction;

•	costs and delays in implementing common systems and procedures, including financial accounting systems and customer information systems; and

•	potential inability to retain, integrate and motivate key management, marketing, technical sales and customer support personnel.

We may not succeed in addressing these risks or any other problems encountered in connection with the merger. If the benefits of the merger do not exceed the costs associated with the merger, including any dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results could be harmed.

Delays in the Integration of Data Junction and its Technology Could Result in the Loss of the Benefits of the Merger

We operate in a highly competitive environment, characterized by rapid technological change and evolution of standards and frequent new product introductions. In order to obtain the full potential benefits of the merger, we must promptly integrate Data Junction’s business operations and technology with our business operations, technology and product offerings. We cannot assure you that we will be able to integrate their technology offerings and operations quickly and smoothly. We may be required to spend additional time or money on integration, which would otherwise be spent on developing its business or other matters. If we do not integrate our operations and technology smoothly or if management spends too much time on integration issues, it could harm our business, financial condition and results of operations and diminish the benefits of the merger as well as harm our data management infrastructure software business.

The Market Price of Our Common Stock May Decline as a Result of the Merger

The market price of our common stock could decline as a result of the merger, based on the occurrence of a number of events, including:

•	the failure to successfully integrate Data Junction;

•	delays or failure in the integration of Data Junction technology;

•	the belief that we have not realized the perceived benefits of the acquisition of Data Junction in a timely manner or at all; and

•	the potential negative effect of the merger on our operating results, including the impact of amortization of intangible assets, other than goodwill, created by the merger.

There May be Sales of Substantial Amounts of Pervasive Common Stock after the Merger, which could cause Our Stock Price to Fall

A substantially large number of shares of our common stock may be sold into the public market within a short period of time following the closing of the merger. As a result, our stock price could fall. Of the approximately 5,000,000 shares of our common stock issued in connection with this merger, approximately 203,000 shares were immediately available for resale by the former shareholders of Data Junction and approximately 4,797,000 shares of our common stock are subject to “lock-up” agreements that restrict the timing of the resale of these shares. Under the lock-up agreements, the shares will be released and available for sale in the public market 270 days after the closing date of the merger. However, approximately 4,652,000 of the 4,797,000 shares of our common stock subject to “lock-up” agreements may only be sold in compliance with the time, manner and volume limitations of Rule 144 for a period of two years from such holder’s last day of employment with Pervasive or five years from the closing, whichever is later. A sale of a large number of newly released shares of our common stock could therefore result in a sharp decline in our stock price. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

We May Face Problems in Connection With Past Acquisitions, Joint Ventures or Licensing Arrangements Other than the Recent Acquisition of Data Junction

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

In April 2003, we purchased a database transaction intelligence technology from ThinkNet Inc., a software development company based in Toronto, Ontario. The acquired technology provides a continuous, comprehensive and auditable view of an application’s database operations, such as who did what when, where and how. It consists of a Pervasive.SQL logging plug-in, a query and analysis module, and a sophisticated business rules engine. It also alerts administrators to events according to predefined business rules and reports activity efficiently for analysis. We acquired the technology for $550,000 in cash. Following a productization and integration effort, a new product, Pervasive Audit Master, was launched in the second quarter of fiscal 2004. We cannot be certain that the market acceptance or demand for this new product will materialize.

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

We May Face Problems in Connection With Product Line Expansion

In the future, we may acquire, license or develop additional products. Future product line expansion may require us to modify or expand our business. Further, recent product line expansion has caused us to reorganize by product line instead of by function and this reorganization could divert management time and resources. If we are unable to fully integrate new products with our existing operations, we may not receive the intended benefits of such product line expansion.

A Small Number of Distributors and Sales Related to Accounting Software Applications Account For a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors (“ISVs”), value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the six months ended December 31, 2003, two distributors combined accounted for an aggregate of approximately 20% of our revenues, as compared to the six months ended December 31, 2002, when two distributors accounted for an aggregate of approximately 22% of our revenues. Additionally, we estimate that approximately 20% of our revenues in the fiscal year ended June 30, 2003 were from sales related to accounting software applications. Furthermore, there is currently consolidation taking place among our ISVs that could narrow the number of customers who sell our products. For example, one of our ISVs, The Sage Group plc, recently announced that it has acquired Timberline Software Corporation and Softline Limited, and has announced an agreement to acquire ACCPAC International Inc., three of our ISVs. These four ISVs together represented approximately 10% of our revenues for the three months ended December 31, 2003. Accordingly, our sales to The Sage Group plc could constitute 10% or more of our revenues in the future. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

We Depend on Our Indirect Sales Channel

Our failure to continue to grow our indirect sales channel or the loss of a significant number of members of our indirect channel partners would have a material adverse effect on our business, financial condition and operating results. We derive a substantial portion of our revenues from indirect sales through a channel consisting of independent software vendors, value-added resellers, systems integrators, consultants and distributors. Our sales channel could be adversely affected by a number of factors including:

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

We May be Unable to Protect Our Intellectual Property and Proprietary Rights

Our success depends to a significant degree upon our ability to protect our software and other proprietary technology. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, these measures afford us only limited protection. Furthermore, we use third-party service providers in India for some of our development and the laws of India do not protect proprietary rights to the same extent as the laws of the United States. In addition, we rely in part on “shrink wrap” and “click wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Therefore, our efforts to protect our intellectual property may not be adequate. We cannot be certain that others will not develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets owned by us. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. Although we believe software piracy may be a problem, we are unable to determine the extent to which piracy of our software products occurs. In addition, portions of our source code are developed in foreign countries with laws that do not protect our proprietary rights to the same extent as the laws of the United States.

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

We Must Adapt to Rapid Technological Change

Our future success will depend upon our ability to continue to enhance our current products and to develop and introduce new products on a timely basis that keep pace with technological developments and new industry standards and satisfy increasingly sophisticated customer requirements. Rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards characterize the market for our products. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. As a result of the complexities inherent in client/server and Web computing environments and in data and application integration solutions, and the performance demanded by customers for data infrastructure software products, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on our business, operating results and financial condition. We have experienced delays in the past in the release of new products and new product enhancements. We may not be successful in:

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

The market for our integration products is highly competitive and subject to rapidly changing technology. We principally compete against ETL (Extraction, Transformation and Loading) software vendors and data warehousing and application integration software providers. Such competitors include Ascential, Business Objects, Embarcadero, Informatica, and Information Builders. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our solutions. These products typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft and Oracle. Competition also comes in the form of custom code, where potential customers have sufficient internal technical resources to develop solutions in-house without the aid of our products or those of our competitors.

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

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the three months ended December 31, 2003, we derived 37% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

We Use Third-Party Service Providers in India and If We Are Unable to Use Such Providers Our Business Could Be Temporarily Adversely Affected

We are actively supplementing the capabilities of our organization by contracting with third-party service providers located in India. As other software companies have done and are continuing to do, we may continue to allocate more development and IT resources to Indian third parties with the expectation of achieving significant efficiencies, including reducing operational costs and permitting an around-the-clock development cycle. To date, the dispute between India and Pakistan involving the Kashmir region and the incidents of terrorism in India have not adversely affected our operations in India. Should we be unable to conduct operations in India in the future, we believe that our business could be temporarily adversely affected.

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

The Company held a special meeting in lieu of annual meeting of the stockholders on December 3, 2003.

The proposal to approve the issuance of up to 5,000,000 shares of common stock in connection with the merger of Data Junction Corporation, a Texas corporation, with and into a newly formed, wholly owned subsidiary of Pervasive Software Inc., Ramal Acquisition Corp., a Delaware corporation, was approved by the vote set forth below:

FOR	AGAINST	ABSTAIN
9,935,075	25,947	26,585

The following nominees were elected as directors, each to hold office until their three-year term expires or until their successors have been duly elected and qualified, by the vote set forth below:

NOMINEE	FOR	WITHHELD
David A. Boucher	14,311,127	1,152,520
Jeffrey S. Hawn	14,313,471	1,150,176

The proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending June 30, 2004 was approved by the vote set forth below:

FOR	AGAINST	ABSTAIN
15,127,942	323,009	12,696

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits under Item 601 of Regulation S-K

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000 between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*	1997 Stock Incentive Plan

10.3*	Employee Stock Purchase Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.10**	Lease agreement dated April 2, 1998 between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).

**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).

***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

(b)	Reports filed on Form 8-K

On October 24, 2003, the Company filed a Current Report on Form 8-K to report results of operations and financial condition for the quarter ended September 30, 2003.

On December 8, 2003, the Company filed a Current Report on Form 8-K to report the completed merger of Data Junction Corporation with and into Ramal Acquisition Corp., a wholly owned subsidiary of Pervasive.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2004	PERVASIVE SOFTWARE INC. (Registrant)

	By:	/s/ JOHN E. FARR

John E. Farr Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 24, 2000, between the Company and Computershare Trust Company, Inc., as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*	1997 Stock Incentive Plan

10.3*	Employee Stock Purchase Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.10**	Lease agreement dated April 2, 1998 between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).

**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).

***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).