Form 10-Q
period 2004-03-31
PERVASIVE SOFTWARE INC
filed 2004-05-13
CIK 1042821

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

(1)    Yes  ☒    No  ☐

(2)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 10, 2004 there were 22,216,677 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	June 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,520	$31,352
Marketable securities	8,463	10,313
Trade accounts receivable, net	7,983	4,900
Notes receivable from related parties	—	102
Prepaid expenses and other current assets	1,564	727

Total current assets	41,530	47,394
Property and equipment, net	2,455	2,251
Purchased technology, net	6,962	536
Goodwill	38,961	—
Notes receivable from related parties	—	204
Other assets	203	207

Total assets	$90,111	$50,592

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$897	$741
Accrued payroll and payroll related costs	2,276	1,680
Deferred rent and lease related accruals	2,290	2,290
Other accrued expenses	3,880	3,444
Deferred revenues	4,671	2,235

Total current liabilities	14,014	10,390

Stockholders’ equity:
Common stock	89,784	58,660
Retained deficit	(13,687)	(18,458)

Total stockholders’ equity	76,097	40,202

Total liabilities and stockholders’ equity	$90,111	$50,592

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Revenues:
Product licenses	$11,147	$9,084	$29,309	$26,120
Services and other	3,055	948	5,794	2,871

Total revenue	14,202	10,032	35,103	28,991

Costs and expenses:
Cost of product license revenues	553	256	1,139	719
Cost of service and other revenues	1,627	1,223	3,899	3,759
Sales and marketing	5,621	3,592	12,918	10,194
Research and development	2,768	1,912	7,156	5,898
General and administrative	1,166	1,231	3,916	3,703
Write-off of acquired in-process research and development	—	—	1,084	—

Total costs and expenses	11,735	8,214	30,112	24,273

Operating income from continuing operations	2,467	1,818	4,991	4,718

Interest and other income, net	47	116	221	426
Income tax provision	(200)	(150)	(550)	(450)

Income from continuing operations	2,314	1,784	4,662	4,694
Gain from discontinued operations	—	—	—	159

Net income	$2,314	$1,784	$4,662	$4,853

Basic earnings per share:
Income from continuing operations	$0.11	$0.11	$0.25	$0.28
Gain from discontinued operations	—	—	—	0.01

Net income	$0.11	$0.11	$0.25	$0.29

Diluted earnings per share:
Income from continuing operations	$0.10	$0.10	$0.22	$0.26
Gain from discontinued operations	—	—	—	0.01

Net income	$0.10	$0.10	$0.22	$0.27

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended March 31,
	2004	2003
Cash from continuing operations
Income from continuing operations	$4,662	$4,694
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	1,213	1,080
Write-off of acquired in-process research and development	1,084	—
Other non cash items	86	24
Change in current assets and liabilities:
Increase in trade accounts receivable	(1,454)	(589)
Decrease in prepaid expenses and other current assets	267	759
Increase in accounts payable and accrued liabilities	699	1,124
Increase (decrease) in deferred revenue	(106)	5

Net cash provided by continuing operations	6,451	7,097

Cash from discontinued operations
Gain from discontinued operations	—	159
Decrease in liabilities of discontinued operations	—	(649)

Net cash used in discontinued operations	—	(490)

Cash from investing activities
Purchase of property and equipment	(657)	(428)
Sales and purchases of marketable securities, net	1,850	1,663
Investment in business, net of cash acquired	(16,575)	150
Decrease in other assets	23	187

Net cash provided by (used in) investing activities	(15,359)	1,572

Cash from financing activities
Proceeds from issuance of stock, net of issuance costs	1,057	292
Acquisition of treasury stock	—	(929)

Net cash provided by (used in) financing activities	1,057	(637)

Effect of exchange rate on cash and cash equivalents	19	(7)

Increase (decrease) in cash and cash equivalents	(7,832)	7,535
Cash and cash equivalents at beginning of period	31,352	22,215

Cash and cash equivalents at end of period	$23,520	$29,750

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1. General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All material intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2003, which are contained in the Company’s Annual Report filed on Form 10-K on September 25, 2003 (File No. 000-23043). The results of operations for the three and nine month periods ended March 31, 2004 and 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share before the effect of discontinued operations (in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Numerator:
Income from continuing operations	$2,314	$1,784	$4,662	$4,694

Denominator:

Denominator for basic earnings per share – weighted average shares	21,985	16,621	19,015	16,654

Effect of dilutive securities:
Employee stock options	2,243	1,258	2,285	1,056

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	24,228	17,879	21,300	17,710

Basic earnings per share from continuing operations	$0.11	$0.11	$0.25	$0.28

Diluted earnings per share from continuing operations	$0.10	$0.10	$0.22	$0.26

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Net income	$2,314	$1,784	$4,662	$4,853

Foreign currency translation adjustments	84	9	110	(32)

Comprehensive income	$2,398	$1,793	$4,772	$4,821

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003
Income from continuing operations	$2,314	$1,784	$4,662	$4,694
Deduct: Total stock-based employee compensation expense determined under fair value-based method for employee awards	(1,067)	(912)	(2,997)	(2,788)

Pro forma income from continuing operations	$1,247	$872	$1,665	$1,906

Basic earnings per share from continuing operations:
As reported	$0.11	$0.11	$0.25	$0.29
Pro forma	$0.06	$0.05	$0.09	$0.11

Diluted earnings per share from continuing operations:
As reported	$0.10	$0.10	$0.22	$0.26
Pro forma	$0.05	$0.05	$0.08	$0.11

5. Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004. The adoption of FIN 46 did not have a material effect on its consolidated financial position or results of operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. Goodwill and Other Intangible Assets

As of March 31, 2004, Pervasive had goodwill in the amount of $39.0 million associated with the acquisition of Data Junction (see Note 7). The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $7.0 million (net of accumulated amortization of $0.5 million) as of March 31, 2004. These intangible assets consist primarily of developed technology, including the value assigned to amortizable intangible assets in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 consisting of $6.3 million of developed technology. The Company is amortizing these assets on a straight-line basis over their estimated useful lives, generally five to ten years. Amortization expense for the three and nine months ended March 31, 2004 was $0.3 million and $0.5 million, respectively. Amortization expense for intangible assets for each of the years ended June 30, 2005, 2006 and 2007 is anticipated to be $1.4 million.

7. Business Combinations

On December 4, 2003, the Company purchased Data Junction for cash of approximately $16.6 million, net of cash acquired of $6.5 million and including acquisition costs of approximately $1.0 million, and 5,000,000 shares of common stock valued at $30.0 million, based on the average market value of the Company’s common stock a few days before and after the acquisition was agreed to and announced on August 8, 2003. Accordingly, the results of operations of the acquired business are included in the consolidated financial statements of the Company from the date of acquisition. The Company acquired Data Junction to broaden its data infrastructure capabilities, increase the Company’s size and scale, and leverage the increased customer base of the combined companies. The contributing factors to the purchase price paid by the Company consisted primarily of Data Junction’s historical earnings and cash flow from operations and perceived market opportunity for future growth. The purchase price was allocated to the acquired assets and liabilities assumed, based upon management’s estimate of their fair values as of the acquisition date. A summary of the purchase price for the Data Junction acquisition is as follows (in millions):

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

The following table represents Pervasive’s unaudited pro forma results of operations for the three and nine months ended March 31, 2004 as if the acquisition of Data Junction had occurred as of the beginning of the applicable period. The pro forma information excludes IPR&D charges of $1.1 million in the three and nine months ended March 31, 2004, since it is a nonrecurring charge resulting from the acquisition. The unaudited pro forma financial information has been prepared for comparative purposes only and there can be no assurance that this presentation reflects the results of operations that would have occurred had Data Junction been consolidated with the Company during the applicable periods.

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003
	Historical	Pro forma	Pro forma	Pro forma
	(in millions, except per share data)
Net revenue	$14.2	$13.5	$40.8	$39.0

Income from continuing operations	2.3	2.0	5.9	5.4

Net income	2.3	2.0	5.9	5.6

Diluted earnings per share from continuing operations	$0.10	$0.09	$0.25	$0.24

Diluted earnings per share	$0.10	$0.09	$0.25	$0.24

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

Overview

Pervasive Software is a global value leader in data infrastructure software. The company’s award-winning products enable customers to manage, integrate, analyze and secure their critical data, providing the industry’s best combination of performance, reliability and cost. Pervasive’s strength is evidenced by the size and diversity of its customer base, serving tens of thousands of customers in virtually every industry and market around the world. The company’s high-performance, flexible database, Pervasive.SQL™, is widely installed with more than 5.8 million server seats licensed to date. Pervasive.SQL offers advanced data management technology combined with a very low total cost of ownership (TCO), resulting in an average 7-to-1 improvement over another competitor’s database, according to a June 2003 Aberdeen Group study. A database add-on product, Pervasive DataExchange™, delivers real-time backup and synchronization for fast access to fresh data – critical in the small to mid-size enterprise (SME) space. By ensuring data availability, it reduces downtime and increases productivity, driving additional value for users. By providing current, replicated data, it improves the reliability of mission-critical applications. And, as it works in real time, it delivers the performance users count on to generate results. In addition, Pervasive more recently extended its database product line with Pervasive AuditMaster™. This product offers the latest in monitoring and auditing technology, enabling SMEs to know who’s doing what with which data as it’s happening. It drives value by reducing fraud and customer support costs, and increases reliability and performance by operating in real time at the data level, independent of applications. These software products are designed for integration by independent software vendors (ISVs) into client/server, Web and mobile applications, sold to SMEs, which typically have environments with little to no information technology (IT) infrastructure and require self-tuning, low-administration products. As a result, end-users can concentrate on running their businesses instead of managing the data management solutions underlying their applications, which is particularly critical to this large market.

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

The aggregate cash plus share purchase price for all of the common stock of Data Junction was approximately $46.6 million, net of cash acquired from Data Junction (See Note 7 of Notes to the Unaudited Condensed Consolidated Financial Statements). The results of operations of Data Junction from December 4, 2003 to March 31, 2004, or the Stub Period, are included in our consolidated results of operations.

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

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Revenues:
Product licenses	78%	91%	83%	90%
Services and other	22	9	17	10

Total revenue	100	100	100	100
Costs and expenses:
Cost of product license revenues	4	3	3	2
Cost of service and other revenues	11	12	11	14
Sales and marketing	41	36	38	35
Research and development	19	19	20	20
General and administrative	8	12	11	13
Write-off of acquired in-process research and development	—	—	3	—

Total costs and expenses	83	82	86	84

Operating income from continuing operations	17	18	14	16
Interest and other income, net	—	1	1	1
Income tax provision	(1)	(1)	(2)	(1)

Income from continuing operations	16	18	13	16
Gain from discontinued operations	—	—	—	1

Net income	16%	18%	13%	17%

Revenues

Our revenues were $14.2 million in the three months ended March 31, 2004, an increase of 42% over the $10.0 million reported for the comparable period in the prior fiscal year. Our revenues for the nine-month period ending March 31, 2004 increased 21% to $35.1 million as compared to $29.0 million for the comparable period in the prior fiscal year. License and service revenues from Data Junction related products and services during the Stub Period contributed the majority of the increase.

Our product license revenues were $11.1 million in the three months ended March 31, 2004, an increase of 23% over the $9.1 million for the comparable period in the prior fiscal year. Our product license revenues for the nine-month period ending March 31, 2004 increased 12% to $29.3 million as compared to $26.1 million for the comparable period in the prior fiscal year. The increase in product license revenue was primarily due to the inclusion of license revenue from Data Junction products during the Stub Period.

Licenses of our software operating on Windows NT or other Microsoft operating systems continue to represent approximately 80% to 90% of our database product license revenues. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future.

Our service and other revenues were $3.1 million in the three months ended March 31, 2004, an increase of 222% over the $1.0 million for the comparable period in the prior fiscal year. Our service and other revenues for the nine-month period ending March 31, 2004 increased 102% to $5.8 million as compared to $2.9 million for the comparable period in the prior fiscal year. The increase in service and other revenue was primarily due to the inclusion of service and other revenue from Data Junction during the Stub Period.

International revenues, consisting of all revenues from customers located outside of North America, were $4.4 million and $4.9 million in the three months ended March 31, 2003 and 2004, representing 44% and 34% of total revenues, respectively. International revenues were $12.0 million and $13.1 million in the nine months ended March 31, 2003 and 2004, representing 41% and 37% of total revenues, respectively. We attribute the increase in international revenue during the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 primarily to increased revenue in Japan. International revenues as a percentage of total revenues decreased from prior year due to inclusion of Data Junction revenues during the Stub Period. Data Junction revenues are more predominantly from North America. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues was $0.3 million and $0.6 million in the three months ended March 31, 2003 and 2004, representing 3% and 4% of total revenues, respectively. Cost of product license revenues was $0.7 million and $1.1 million for the nine-month period ending March 31, 2003 and 2004, representing 2% and 3% of total revenues, respectively. The increase in cost of product license revenues is principally the result of amortization related to the $6.3 million value assigned to developed technology acquired through the Data Junction acquisition. The Data Junction acquisition occurred in the second quarter of fiscal 2004, and accordingly, we began to recognize amortization expense in the Stub Period. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the three months ended March 31, 2004.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.2 million and $1.6 million in the three months ended March 31, 2003 and 2004, representing 12% and 11% of total revenues, respectively. Cost of service and other revenues was $3.8 million and $3.9 million for the nine-month period ending March 31, 2003 and 2004, representing 14% and 11% of total revenues, respectively. Cost of service and other revenues increased in dollar amount for the three months ended March 31, 2004 primarily as a result of an increase in technical support and consulting personnel and related operating costs associated with the Data Junction operations subsequent to the acquisition date. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended March 31, 2004.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $3.6 million and $5.6 million in the three months ended March 31, 2003 and 2004, representing 36% and 41% of total revenues, respectively. Sales and marketing expenses were $10.2 million and $12.9 million for the nine months ending March 31, 2003 and 2004, representing 35% and 38% of total revenues, respectively. The increase in sales and marketing expenses is due primarily to Stub Period operating costs associated with the Data Junction operations subsequent to the acquisition date. We expect sales and marketing expenses in the near term may increase from costs incurred during the three months ended March 31, 2004, as we continue to increase investments in sales and marketing personnel and marketing programs related to the data integration product line acquired in the Data Junction acquisition.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $1.9 million and $2.8 million in the three months ended March 31, 2003 and 2004, representing 19% of total revenues for both time periods. Research and development expenses were $5.9 million and $7.2 million for the nine months ended December 31, 2003 and 2004, representing 20% of revenues for both periods. Research and development expenses increased primarily as a result of costs relating to

Data Junction operations during the Stub Period. We anticipate that research and development expenses in the near term may increase from costs incurred during the three months ended March 31, 2004, as we increase investments in our offshore development center located in Bangalore, India.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.2 million and $1.2 million in the three months ended March 31, 2003 and 2004, representing 12% and 8% of total revenues, respectively. General and administrative expenses were $3.7 million and $3.9 million for the nine months ended March 31, 2003 and 2004, representing 13% and 11% of total revenues, respectively. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended March 31, 2004.

In the second quarter of fiscal 2004, we wrote-off related party notes receivable totaling approximately $0.3 million, included in general and administrative expenses. These notes receivable, dated July 2001 and March 2002, were written off in accordance with the original terms of the note agreements with our former Chairman of the Board and Chief Executive Officer Ron Harris. The terms of the original notes required the forgiveness of the balance of the notes in the event Mr. Harris’ service to the Company ended under certain conditions. With the expiration and non-renewal of Mr. Harris’ term as a Director of the Company at the 2003 Annual Shareholders Meeting on December 3, 2003, and with the absence of any other agreement calling for the continued service of Mr. Harris to the Company, the conditions for forgiveness of the notes were met.

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

Provision for Income Taxes. Provision for income taxes was approximately $0.2 million and $0.2 million in the three months ended March 31, 2003 and 2004, respectively. Provision for income taxes was approximately $0.5 million and $0.6 million for the nine months ended March 31, 2003 and 2004, respectively. The provision for income taxes consists primarily of income taxes related to foreign operations. Income from U.S. operations has been offset by net operating losses carried forward from previous years.

Based on a number of factors, we believe that it is more likely than not, that a substantial amount of our deferred tax assets may not be realized. Accordingly, we have recorded a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the lack of significant earnings history and risks associated with business combinations. We expect to continue to incur foreign taxes associated with our international operations while our domestic income taxes will remain minimal as we utilize substantial net operating losses carried forward from previous years.

Gain from Discontinued Operations. Gain from discontinued operations of approximately $159,000 in the first quarter of fiscal 2003 is the result of a reduction in the estimated future liabilities of the discontinued Tango operations following the partial termination of an office lease on favorable economic terms.

Liquidity and Capital Resources

Cash provided by continuing operations was $7.1 million and $6.5 million for the nine months ended March 31, 2003 and 2004, respectively. Cash provided by continuing operations for the nine months ended March 31, 2004 resulted primarily from income from continuing operations, before non-cash acquisition related charges, and an increase in accounts payable and accrued liabilities, offset by an increase in trade accounts receivable. Cash provided by continuing operations during the comparable period in the prior fiscal year resulted primarily from income from continuing operations, a decrease in prepaid expense and other current assets and an increase in accounts payable and accrued liabilities, offset by an increase in trade accounts receivable.

We used $16.6 million, net of $6.5 million of cash held by Data Junction at the time of the closing of the transaction, and issued 5 million shares of Pervasive common stock to acquire the outstanding shares of Data Junction, including certain acquisition-related costs.

During the first nine months of fiscal 2004, we received net proceeds of $1.9 million from the sale or maturity of marketable securities, consisting of various taxable and tax advantaged securities. We received proceeds of $1.7 million, net, in marketable securities during the first nine months of fiscal 2003. In addition, we purchased property and equipment totaling approximately $0.4 million and $0.7 million in the nine months ended March 31, 2003 and 2004, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will increase during the current fiscal year as compared to the prior year as a result of capital projects to upgrade certain front and back office systems.

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

On March 31, 2004, we had $27.5 million in working capital, including $32.0 million in cash, cash equivalents and marketable securities.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004. The adoption of FIN 46 did not have a material effect on our consolidated financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France, United Kingdom, and Poland and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the nine months ended March 31, 2004. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2003.

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

Although our revenues grew 5% in fiscal 2003 and have grown thus far in fiscal 2004, our revenues in fiscal year 2002 decreased 12% from the previous fiscal year due to a combination of factors, including: competitive forces, a different discount structure in Japan following our new business venture formed in July 2001, and what we believe to have been a general softening in the packaged client/server applications market contributing to decreased orders for our Pervasive.SQL products embedded in these applications. We believe certain of these factors could continue to negatively affect sales of our Pervasive.SQL products in the future. Significant portions of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if our revenues are below our expectations, our operating results are likely to be adversely and disproportionately affected. In addition, we may change our prices, modify our distribution strategy and policies, accelerate our investment in research and development, sales or marketing efforts in response to competitive pressures or pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations.

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

In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. While this venture has been successful to date, we cannot be certain that this venture will continue to be successful which could result in our inability to successfully operate in Japan. In addition, as a part of our venture, we executed a three year master distributor agreement with AG-TECH, the initial term of which expires June 30, 2004. We cannot be certain that we will be able to renew our agreement with AG-TECH on terms and conditions at least as favorable to Pervasive as those contained in our present agreement. Further, we may be unable to maintain or increase Japanese market demand for our products.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account For a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our independent software vendors (“ISVs”), value-added resellers and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the nine months ended March 31, 2004, two distributors combined accounted for an aggregate of approximately 18% of our revenues, as compared to the nine months ended March 31, 2003, when two distributors accounted for an aggregate of approximately 23% of our revenues. Additionally, we estimate that approximately 20% of our revenues in the fiscal year ended June 30, 2003 were from sales related to accounting software applications. Furthermore, there is currently consolidation taking place among our ISVs that could narrow the number of customers who sell our products. For example, one of our ISVs, The Sage Group plc, recently announced that it has acquired Timberline Software Corporation, Softline Limited, and ACCPAC International Inc., three of our ISVs. These four ISVs together represented approximately 10% of our revenues for the nine months ended March 31, 2004. Accordingly, our sales to The Sage Group plc could constitute 10% or more of our revenues in the future. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the three months ended March 31, 2004, we derived 34% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

We Use Third-Party Service Providers in India and If We Are Unable to Use Such Providers Our Business Could Be Temporarily Adversely Affected

We are actively supplementing the capabilities of our organization by contracting with third-party service providers located in India. As other software companies have done and are continuing to do, we may continue to allocate more development and IT resources to Indian third parties, and we may build our own operational capabilities in India, with the expectation of achieving significant efficiencies, including reducing operational costs and permitting an around-the-clock development cycle. To date, the dispute between India and Pakistan involving the Kashmir region and the incidents of terrorism in India have not adversely affected our operations in India. Should we be unable to conduct operations in India in the future, we believe that our business could be temporarily adversely affected.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits under Item 601 of Regulation S-K

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000 between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*	1997 Stock Incentive Plan

10.3*	Employee Stock Purchase Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.10**	Lease agreement dated April 2, 1998 between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by David Sikora, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Financial Officer

32.1	Certifications required Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by David Sikora, Chief Executive Officer and John Farr, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

(b)	Reports filed on Form 8-K

On January 20, 2004, the Company filed a Current Report on Form 8-K to report results of operations and financial condition for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2004	PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ John E. Farr
John E. Farr
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 24, 2000, between the Company and Computershare Trust Company, Inc., as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*	1997 Stock Incentive Plan

10.3*	Employee Stock Purchase Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.10**	Lease agreement dated April 2, 1998 between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by David Sikora, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Financial Officer

32.1	Certifications required Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by David Sikora, Chief Executive Officer and John Farr, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).