Form 10-K
period 2004-06-30
PERVASIVE SOFTWARE INC
filed 2004-09-13
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

(1)        Yes       ✓       No

(2)        Yes       ✓       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑   No ☐

As of December 31, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $114,672,361. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2004 there were 22,275,277 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s Annual Meeting of Stockholders to be held on November 2, 2004.

PERVASIVE SOFTWARE INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED

JUNE 30, 2004

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

Overview

Pervasive Software is a global value leader in data infrastructure software. Thousands of businesses worldwide rely on our solutions to help manage, integrate, analyze and secure their critical data. Our data management and integration product lines are designed specifically for small to mid-sized businesses and departments of large enterprises where high performance, flexibility, rapid deployment and low total cost of ownership (TCO) are paramount. In addition, significant portions of our product line are embeddable into commercial applications for sale predominantly to small to mid-size enterprises (SMEs) through a well-developed channel of independent software vendors (ISVs), value-added resellers (VARs) and systems integrators.

Our data management solutions combine high performance and low TCO to provide superior value for ISVs, VARs, our distributors and departments within larger enterprises. Our flagship Pervasive.SQL database, offering unparalleled data management technology combined with very low TCO, has more than 6 million server seats licensed since inception in 1994. The full data management product line also includes specific solutions for data movement and synchronization and addresses security challenges related to data integrity, accountability, continuity and availability throughout the data life cycle. The product line is designed for integration by ISVs into client/server, Web and mobile applications and is predominantly sold to SMEs, which typically have environments with little to no information technology (IT) infrastructure and require self-tuning, low-administration products.

Our data and application integration solutions feature a comprehensive set of visual design tools to rapidly build and test integration processes, regardless of size and complexity, across hundreds of data formats and applications within and outside of the enterprise. The Pervasive Integration product line is designed to grow and scale for the diverse data and application integration needs of mid-sized businesses and departments of large enterprises. Our focus on rapid implementation and ease of use helps reduce the complexity, costs and risks associated with traditional labor-intensive integration methods.

Our strength is evidenced by the size and diversity of our customer base, serving tens of thousands of customers in virtually every industry and market around the world. We sell products worldwide in more than 150 countries through direct sales and channel distribution. Our customer base of more than 35,000 customers includes a distribution channel of more than 10,000 ISVs, developers, VARs, systems integrators and partners who have built or deployed applications on top of our data management platform. We also have a customer base of more than 25,000 end users for our integration products and services. Founded in 1994, Pervasive is headquartered in Austin, Texas, with international offices in Brussels; Frankfurt; London; Paris; Milan; Warsaw and Bangalore; and a joint venture in Japan.

Acquisition of Data Junction Corporation

On December 4, 2003, we completed the acquisition of privately held Data Junction Corporation, a data and application integration company based in Austin, Texas. Data Junction spent more than 15 years developing a versatile and configurable integration architecture to reduce the complexity, costs and risks associated with traditional labor-intensive integration methods. Data Junction was a pioneer in the software category known as ETL (extract, transform and load) in 1986 with Data Junction v1.0, one of the world’s first hub-and-spoke approaches to data conversion and translation.

We believe the acquisition of Data Junction brings important data integration and transformation technologies and products, which are highly complementary to Pervasive’s existing data management products, expertise and customer base. The acquisition significantly advances Pervasive’s strategy to be the global value leader in data infrastructure software, enabling more than 25,000 businesses, such as major corporations, systems integrators and software vendors, to capitalize on their data investments. Winner of more than 20 major industry awards, Data Junction is a market leader in innovative integration technology, helping customers quickly and cost-effectively connect disparate data sources. Primary integration products include a comprehensive set of visual design tools for rapidly building and testing data integration processes that work with hundreds of data formats and applications. This enables design with total control over all aspects of the integration project—from creating integration maps to managing complex, event-driven flow of inter-application messages and EDI processes.

In early 2004, we unveiled our next generation integration product line based on the acquired Data Junction technology, which forms the foundation of our integration offerings for our extensive global base of long-standing ISV customers and channel partners, mid-sized businesses and departments of large enterprises. Delivering broad functionality, ease of use and ease of deployment at an attractive price, our integration platform offers the right value proposition to a market that has been burdened by overwhelming integration costs and complexity.

Market Opportunity

Over the past 20 years, businesses of all sizes have invested billions of dollars in application software that enabled them to automate and simplify their business processes. As the sales and implementation of these application packages proliferated since the early-1990s, organizations have faced increasing data and application infrastructure challenges and an entire software market segment has emerged to address these challenges. According to Gartner, Inc., “the growth of the infrastructure software market in the United States can primarily be traced to the demand for technologies that extend the use of established systems, enable the rapid deployment of new applications, and improve the ability to collaborate and communicate with customers and suppliers.”

At the same time, we believe that the software markets as a whole are going through a maturation and commoditization phase. The emergence of Linux and other open source software solutions is testament to this trend. As markets mature and commoditize, having a “value” orientation—delivering the highest performance with the lowest TCO—becomes increasingly critical, particularly when serving SMEs and especially during difficult economic times. Gartner predicts that “through 2007 the small to midsize business segment will lead a recovery in IT spending, which includes infrastructure software, to become the fastest growing revenue opportunity for infrastructure software vendors and resellers.” Infrastructure software includes, among other things, application development tools, integration tools and solutions, business intelligence, database, and security solutions. Gartner estimates the small to midsize business infrastructure software market in the United States will grow from $3.51 billion licensed revenue contribution in 2003 to approximately $8.13 billion in 2007. According to Gartner, infrastructure software will be “a key ingredient for small to midsize businesses that seek to integrate and streamline their back-end systems and eliminate delays in the management and execution of critical processes.”

According to IDC, total spending on data integration worldwide “is expected to increase from $9.3 billion in 2003 to $13.6 billion in 2008. Integration is a dominant theme in almost every organization, large or small, because each organization’s data is not centralized. Whether because of mergers and acquisitions or just successive generations of technology platforms and applications, data typically resides in disparate, heterogeneous, distributed databases.” Further, IDC reports, “For every dollar spent on commercial data integration software, organizations spent between $5.30 and $7.90 on related internal and external services, depending on the project type. For the short term, vendors must spend extra effort to show more immediate payback for investments in their products. This is a consequence of the economic slowdown. Tactical solutions will be favored over strategic investments in the short term. Surveys indicate that many organizations continue to favor custom in-house coding over the use of commercial data integration software [and accordingly] additional opportunity clearly exists for data integration software vendors to drive greater market penetration if they can present a more compelling value proposition.”

We believe that maturation and commoditization trends in the software market, trends in the SME market, and trends in the data and application integration market, will favor Pervasive over the competition. We believe that the market for data infrastructure software, in particular, is a maturing and commoditizing market, resulting in significant market disruption due to the high cost of many competing, more labor intensive solutions. We further believe that in maturing and cost sensitive markets, value leaders tend to prevail. Pervasive, with its strengths of high-performance, low cost data management and integration solutions, is well positioned to benefit from the trends in these markets.

The Pervasive Strategy

Our goal is to be the global value leader in data infrastructure software, enabling businesses to capitalize on their existing and future data investments. Key elements of our strategy are:

Leverage our Core Competencies in Data Infrastructure.    We have excelled in simplifying the complexity associated with data management for thousands of client/server applications, representing nearly every industry in every major region of the world. It is extensive communication with a diverse set of customers that enables us to understand their needs and prioritize the requirements for future product development. This includes identifying needs relevant to a particular horizontal or vertical market. Due to our strength in high-volume transaction markets including Accounting, Healthcare, Banking and Financial Services, and Retail Point-of-Sale, we intend to leverage our understanding of, as well as our success in, these markets for new business development.

Our low TCO database is widely installed with more than 6 million server seats licensed since our inception in 1994. Many of these seats are deployed in SME organizations that have not yet adopted the latest generation of our database products. Therefore, we believe we have a significant opportunity in upgrading these seats to our current or next-generation data management products. We plan to reach these customers through our loyal channel of ISVs, VARs, systems integrators and consultants and continue to seek their input to guide our product development activities. We intend to conduct joint marketing programs with our channel partners and customers encouraging upgrades to recent versions of our database, upgrades of additional user counts, upgrades to new or additional platforms, as well as upgrades of the ISVs’ applications themselves.

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

Expand the Product Line.    We have achieved success in the past by delivering a single product—a data management solution—to run mission-critical applications in tens of thousands of companies. This has been accomplished through the establishment and cultivation of a very large channel. We believe additional success can be achieved by expanding our product line and marketing new products to our established customer base, working through our well developed channel. We have developed a framework for this expansion, which we are calling the Pervasive Ecosystem. The Ecosystem is comprised of several new product categories, such as data security, business intelligence and integration. In fiscal year 2003, we announced the release of DataExchange, the acquisition of AuditMaster technology (data security) and the license of full text search technology and on December 4, 2003, we completed the acquisition of Data Junction Corporation (integration). Since the acquisition date, we have segmented the acquired Data Junction product into six separate products, to be more appropriately suited for targeted market segments.

We expect to further invest in product line expansion through continued internal development, licensing and acquisition of new products as well as the extension of existing products into new markets. Product line expansion may also be derived from the acquisition of other complementary data management products and/or companies that represent an opportunity for us to increase the size of our core customer base. We further expect that product line expansion will allow us to enter new channels and new markets.

Capture the Revenue Synergies associated with the Data Junction Acquisition.    Revenue synergies associated with the Data Junction acquisition include 1) expanding our international sales opportunities, 2) expanding our penetration of departmental solutions inside of major accounts and through systems integrators, and 3) marketing the Integration products to our existing ISV customers.

We continue to market our expanding integration product line to our customer base across Europe and we believe that our messages are being well received across the spectrum of potential customers. During the latter part of fiscal year 2004, we added integration sales and sales engineering resources in Europe, signed several new regional distribution partners, and introduced the newly created integration product line to our base of international distributors. The new direct sales territories are adding to pipeline opportunities and we have booked some initial orders through our distribution partners. Further, we have expanded our master distribution agreement with our long-time partner in Japan, AG-TECH, to cover the localization, marketing, sales and support of Japanese versions of our integration products. Historically, international sales represented less than 10% of Data Junction’s total revenues, compared to 45% for Pervasive prior to the acquisition, and we are enthusiastic about opportunities represented in our international markets this coming fiscal year.

The second revenue synergy involves extending the reach of the integration products into larger accounts and through systems integrators. To supplement Data Junction’s historically inside telesales focused sales model, we added three major account sales executives in North America and two in Europe during fiscal year 2004, in order to aggressively pursue these large, more relationship-focused sales opportunities. These are the first major account sales executives to ever be involved with the integration product line. New demand-creation and awareness-building programs to target key IT executives will roll out during fiscal year 2005. The early response here is positive, however, we do expect that these sales cycles will be longer than what we have traditionally experienced, so we see these as longer-term investments.

The third revenue synergy revolves around delivering a suite of integration products to our existing channel of ISV customers, initially, to speed the movement of data in the field when they win competitive deals, and to enable them to pre-wire their products with embedded integration to interoperate with adjacent business applications.

These potential revenue synergies are significant across all of our products, channels and geographies, and we took steps during fiscal year 2004 to begin to realize these opportunities which leverage our extensive channel of ISVs, geographic breadth and ability to monetize the integration products more broadly in the global marketplace. These steps include the early stages of product segmentation within our integration product line, resulting in a product line more closely aligned with the requirements of our ISV customers. To this end, we released three embeddable versions of our low-total cost of ownership integration technology, namely, Pervasive Data Migrator™ Embedded, Pervasive Data Integrator™ Embedded, and Pervasive Business Integrator™ Embedded, specifically targeted for use by ISVs worldwide to help them to pre-wire competitive advantage into their applications to better fit within customer infrastructure, vastly improving data and application integration capabilities. We intend to continue investing in product marketing and sales activities focused on leveraging our integration product line through our well developed, existing channel of ISVs. Given the sales cycles for selling to an ISV with perhaps thousands of end user customers and given the development processes and schedules of our ISV customers, we see this as our longest-term investment in revenue synergies associated with the Data Junction acquisition.

Pursue growth by acquisition and complementary business partnerships.    We have a dedicated team of corporate development and business development professionals who are focused on the growth opportunities for our business via acquisition of companies and technologies and by building upon the relationships we have formed with current strategic partners. We also intend to invest in partnerships that provide us with meaningful benefits, including increased market recognition and visibility, access to new markets, customers, sales channels and consulting services, and diversification of and valuable improvements to our product line.

Remain Committed to Continued Profitability.    Since March 2001, we have reported fourteen consecutive quarters of profitability. Our profitability has been consistent with our quarterly financial guidance and is a result of: 1) our sharp focus on our core data management business; 2) our solid execution of a significant acquisition; and 3) prudent expense management. This excellent performance was achieved in the midst of a very difficult economic environment. We remain committed to profitability and believe it will continue through our prudent management of expenses, increasing marketing and sales productivity around the globe and as a result of our next-generation product releases and product line expansion anticipated in fiscal year 2005 and beyond.

To further demonstrate our commitment to continued profitability, in fiscal year 2004 we continued to develop our product engineering infrastructure in India, which will enable us to speed the time required for bringing new products to market at competitive prices. Our approach here is to diversify our global development capabilities and accomplish more with our current levels of actual and projected spending. We took our commitment to a new level by signing a lease in Bangalore for 5,500 square feet, and we are actively working to fill a variety of technical positions. We are beginning to realize some of the benefits of a more globalized production methodology, and these benefits are being reinvested back into the business to drive our growth initiatives.

Products

Our software products offer customers a proven, cost-effective way to manage, integrate, secure and analyze their data. Delivered both directly and through ISVs, VARs, systems integrators and other vendors, our products are designed to provide solid business value while reducing the time, complexity and cost associated with data infrastructure projects. Our focus on high value solutions that provide low TCO, reflects our belief in the strategic importance of this value proposition for our customers, where high performance, flexibility for growth, and time to market are paramount.

Data Management Product Line

We offer a wide range of products for secure data management that deliver faster ROI, greater business flexibility, enhanced revenue opportunities and proven accountability for data infrastructure investments at a lower total cost of ownership.

Pervasive.SQL™, our core database product offering, combines the high performance associated with enterprise-class databases with numerous low-maintenance features and is ideally suited for client/server, Web and mobile mission-critical applications deployed on a variety of the most popular operating systems.

Our offerings allow a broad range of customers to:

•	Build low total cost of ownership applications for use in SME environments characterized by little to no IT infrastructure or in departments within large enterprises;

•	Develop, upgrade or migrate applications that support a broad range of operating systems, including Windows, Linux and NetWare; and

•	Embed our database inside their commercial or internally developed application, permitting development of a tightly integrated application.

Our most-recent version, Pervasive.SQL V8, was released in December 2002. Development began in 2003 on the next major release of Pervasive.SQL, which is slated for release in fiscal year 2005. Pervasive.SQL 9 will incorporate many of the most-requested customer features and benefits, as well as a boost in SQL performance, providing compelling reasons for upgrades and competitive wins in the marketplace.

Pervasive DataExchange™ Real-Time Backup Edition, our core replication offering, offers targeted solutions to data movement and synchronization problems like maintaining an offsite warm backup, driving transactional data into a data portal, and connecting remote databases. DataExchange solutions feature a combination of product and services customized for the business problem to be solved:

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

While Pervasive DataExchange™ Real-Time Backup Edition is most appropriate for organizations that handle constantly changing data requiring up-to-the-minute replication, Pervasive Backup Agent™ is best suited for customers needing weekly or nightly copies and protection of their data. The two products address different needs driven by the desired backup frequency, but, in many situations, both products will be run side-by-side since they do have separate strengths. As a technology extension to our core database, Backup Agent can be completely embedded into applications. This simple to deploy, low-cost product is tailored for SMEs that require regular backup of their business data. Backup Agent helps provide the integrity and consistency of replicated data by keeping the Pervasive.SQL™ database up and running in continuous operations mode while a duplicate copy is being made. When installed directly onto a server along with Pervasive.SQL, the product requires no configuration settings and no database administrator maintenance. Pervasive Backup Agent can be integrated into existing backup processes and should be run in conjunction with complementary third-party backup products.

Pervasive AuditMaster™, our core security product offering, monitors and reports all activity occurring in a Pervasive.SQL database, leveraging deep-level capture, report and alert technology to enable monitoring of mission critical data without the high costs of application redevelopment and deployment, training, or on-going maintenance. This technology is particularly relevant in the accounting and healthcare markets, both of which are presently dealing with increased regulatory requirements brought about by the Sarbanes Oxley Act and the Health Insurance Portability and Accountability Act (HIPAA). AuditMaster provides data access accountability by means of three modules:

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

In response to the growing need for ad hoc search capabilities in Pervasive.SQL powered software applications, we acquired a license to search engine technology in June 2003 for release to the global market of Pervasive.SQL ISVs. Slated for inclusion in Pervasive.SQL 9, our new search functionality will allow application developers to incorporate powerful text and numeric search capabilities directly into their Pervasive.SQL-based applications with a minimum of development effort. With our search functionality, developers can build custom search User Interfaces directly into their applications allowing the application’s end user to quickly search for any data in the Pervasive.SQL database using simple text queries rather than complicated SQL syntax. Matching results are returned through XML allowing the application developer to determine the best way to display those results to the end user.

Data and Application Integration Product Line

Based on technology acquired from Data Junction Corporation, Pervasive’s integration product line now augments the company’s industry-leading low-TCO data management software offerings. Our integration products for data infrastructure management have been developed on a single, open integration platform designed to grow and scale for diverse integration projects, providing the industry’s best combination of performance, flexibility and total cost of ownership.

Our integration products reduce the complexity, costs and risks associated with traditional labor-intensive integration methods by providing a versatile and configurable integration architecture for rapid implementation and ease of use. This flexibility enables mid-sized businesses and departments of large enterprises to create and fine-tune their solutions for frequently changing business needs and requirements. Our integration products, which feature a comprehensive set of easy-to-use visual design tools to rapidly build and test integration processes, regardless of size and complexity, across hundreds of data formats and applications within and outside of the enterprise, include:

•	Pervasive Data Migration Toolkit, which provides a simple, flexible and cost-effective way to migrate data between legacy and new applications or data stores;

•	Pervasive Data Integrator, which aggregates and integrates data quickly and cost-effectively for high volume, continuous processing, targeting the needs in the traditional Extract, Transform and Load, or ETL market as a feed for data warehouses and ultimately business intelligence tools;

•	Pervasive Business Integrator, which is ideal for integrating multiple business applications within or across organizations for real-time, event-drive integration closely aligned with key business processes; and

•	Embeddable versions of each, namely, Pervasive Data Migrator™ Embedded, Pervasive Data Integrator™ Embedded, and Pervasive Business Integrator™ Embedded. These products are specifically targeted for use by ISVs worldwide to help them to pre-wire competitive advantage into their applications to better fit within customer infrastructure, vastly improving data and application integration capabilities.

Pervasive Data Migration Toolkit

Designed for:

•	Project-based data migrations

•	Data conversion

•	Legacy conversion

The Pervasive Data Migration Toolkit provides native connectivity to more than 100 different types of data sources and targets, which reduces the time needed to understand data structures and provides the highest processing performance during the migration itself. The easy-to-use visual mapping tools of Map Designer™ allow a user to quickly map and transform source data—robust database files, COBOL data and even spreadsheets—to the target, regardless of the target’s data structure. A rich scripting language is also available for more sophisticated transformation needs.

With native connectivity to so many data targets and sources, no interim file structures are needed to complete the migration, ensuring maximum performance during the migration itself. The proven, underlying migration engine then handles large and small data files, making the product perfect for most migration projects around an organization. The Migration Toolkit runs on the Windows platform, but can reach data on almost any operating system.

Pervasive Data Integrator

Designed for:

•	Continual, real-time data-level integration

•	ETL (Extract, Transform and Load)

•	Legacy data integration

To gain a whole-business view for analysis and improved decision-making ability, organizations face the challenge of timely and efficiently aggregating data from across all information sources into centralized stores. Pervasive Data Integrator provides access to nearly any data source, including unstructured data, and allows users to transform and load data warehouses, data marts or other target systems.

Pervasive Data Integrator provides the developer with a collection of easy-to-learn graphical tools fit for rapid design and maintenance of one-off or recurring processes that move data from one format to another leveraging more than 120 connectors to a wide variety of data sources and targets. Pervasive Data Integrator also comes with full automation capabilities including command line interfaces for setting up recurring, scheduled ETL processing.

Pervasive Business Integrator

Designed for:

•	Continual, real-time, message-based integration

•	Application integration

•	Supplier/trading partner integration

Pervasive Business Integrator attacks business integration challenges head-on with an infrastructure specially built for cost-effective, flexible integration of very complex application processes and data flows, both within and outside the organization.

Specially suited for message-driven application integration, the Pervasive Business Integrator development environment enables the developer to quickly define and maintain message processing between multiple applications.

Pervasive Business Integrator provides the developer with a collection of tools fit for rapid design and maintenance of processes that translate business documents and manage their flow between business systems and those of trading partners using a near real-time, event driven model. With over 150 different connectors, including connectivity to messaging interfaces like SAP Idocs, message queue interfaces for MSMQ from IBM and Sonic Software, and pre-built support for standards-based messaging such as EDI, EDIFACT, HIPAA, HL7, FIX and more, Pervasive’s Business Integrator is the ideal tool for building application integration projects.

Sales and Marketing

Indirect Channel Sales and Channel Marketing

Many SME organizations with limited IT resources, as well as departments of larger enterprises, rely on our channel to help them develop, deploy, maintain and integrate business-critical data and packaged applications. Our products and marketing approach are specifically tailored to meet the needs of our channel partners and their customers. We believe our sharp focus on our customers and their end-users provides us with multiple sales opportunities, a cost-effective, value-added source of service and technical support and a large, loyal and well-educated channel that develops and deploys applications using our offerings.

Our channel sales and marketing organizations focus on our worldwide channels by targeting software developers who build client/server, Web and mobile applications and the Web and systems integrators, consultants and value-added resellers who sell and implement the applications to end users. Our marketing organization has primary responsibility for product direction and has developed a number of programs utilized by the sales organization to support our channel partners, such as our Original Equipment Manufacturer (OEM) program for ISVs and partner programs for Web and systems integrators, consultants and VARs. These programs are worldwide in scope and capture leads from a variety of activities including direct response marketing and advertising, joint marketing and public relations.

Our OEM program focuses on recruiting and retention of independent software vendors worldwide who embed our products on an OEM basis. The OEM program is designed to build mutually beneficial strategic relationships between Pervasive and ISVs and generate ongoing royalties for us through licensing contracts, which are typically for three-year terms. This program offers our OEM partners joint marketing services, volume discounts, specialized technical support, training and consulting, which enable delivery of tightly integrated solutions to end users.

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

Our international channel sales organization utilizes a channel of distribution partners and OEMs worldwide. The distribution partners implement sales and marketing programs for a particular region, typically using our distributor or master distributor programs. In addition to managing these distributor relationships, the international sales group recruits and supports software developers and channel partners with the same programs as the domestic sales groups. We currently have international offices located in Brussels, Frankfurt, Paris, London, Milan, Warsaw and Bangalore and a joint venture in Japan.

Direct Sales and Marketing

Unlike typical SME organizations, many mid size companies and larger enterprises have access to greater IT resources, and therefore tend to rely less on third parties for packaged solutions. Our approach for reaching these prospective customers is based generally on a direct marketing and direct sales model.

Our direct marketing efforts are comprised largely of in-house direct email/mail campaigns, specifically targeting IT departments and business managers as well as vertical marketing initiatives aimed at the Financial, Banking and Healthcare sectors. While our primary focus is on small to mid size enterprises and departments within larger businesses, our products often scale to satisfy the needs of large enterprises resulting in direct sales to these organizations. The primary goal of these marketing campaigns is to direct potential customers back to our corporate Web site and have them download white papers, strategic reports, and other general strategic marketing materials as well as trial versions of our software products, in particular, our integration products. Through our press and industry analyst relationships, the marketing team seeks industry endorsements that drive target customer buying within the integration segment.

We employ a sales model that sells directly into enterprises at both the corporate and departmental level. Sales Executives are part of a well defined and comprehensive sales process based upon a sales methodology used by everyone in the sales organization that contains six stages from initial interest through evaluation and negotiation. The sales force is supported by customer relationship management system software (CRM) that supports the sales methodology, combined with sales quoting and accounting software, as well as a staff of highly trained Sales Engineers who provide high quality technical pre-sales support during the sales cycle.

Because of the small footprint of our software combined with the its ease of use, we enjoy the benefits of deploying a sales model that is primarily through a staff of Inside Sales Executives which maximizes the effectiveness of a strategic staff of Field Sales Executives. This model facilitates conducting the majority of our sales efforts via a telephone/web-demonstration process composed of interviews with potential customers to determine their interest level and needs, resulting in on-target product recommendations. As a result, a combination of customer-needs driven interactive demonstrations of our products using the Internet for presentation often with a specific problem from the customer shown as a proof of concept is produced. By using the Internet for delivering these proofs of concept and the interactive demonstrations, Pervasive is able to maintain a lower sales cost which ultimately translates into our ability to offer greater integration capabilities at an overall lower total cost of ownership. The process described above allows a relatively small team of highly capable Field Sales Executives to focus on strategic sales opportunities, which typically represent our larger customers.

Customer Service and Technical Support

We offer multiple levels of worldwide customer services, including technical support and product maintenance. First level, or front line, support responds to most customer inquiries that are routine in scope via telephone and email. Second level, or back line, support responds to escalated technical issues and supports our large partners with dedicated technical expertise.

Our Customer Service department is committed to understanding the wide variety of business applications involving data management and integration. In order to assist customers quickly and successfully, a great deal of domain knowledge must be acquired by each member of the team. Each Technical Support specialist must have a working knowledge of a broad range of relational database management systems, including UNIX, SQL queries, VB, Java, among many others. In addition, developer level support ensures that developers can obtain assistance from a team knowledgeable in the developer’s programming language and toolset of choice, resulting in a shortened time to market for the developer’s internal or commercial application.

Our Web site includes a comprehensive on-line support area that is monitored and updated continually by the Customer Service department. With this extensive library of Web-based resources, customers have 24/7 access to the documentation, maintenance releases, FAQs, interactive tutorials and knowledge base they need to answer their questions and resolve their problems quickly and easily. Customers may also submit an electronic support request form, via the Web site, to Customer Service inquiring about specific problems or requesting support for more detailed, particular concerns.

Worldwide customer services are provided through our corporate offices in Austin, Texas. International customer services are complemented by our call center in Brussels, Belgium and via our multi-lingual support Website.

Professional Services Department

The Professional Services Division (PSD) is focused primarily on maximizing integration ROI for customers. This division, consisting of Implementation Services and Training Services, has steadily built a record of success and fast deployment for clients in its four years of existence.

In order to provide further evidence of the performance of our integration tools and applications, PSD can develop proofs of concept and benchmarks on a sample of a customer’s integration project, or on other sample migration or integration processes. Through PSD’s consultative experience, it can also suggest ways to improve and optimize throughput or system performance.

PSD works closely with clients to architect and build special applications and/or functionality around the integration tools as needed to optimize project performance. PSD also works with clients to ensure that the integration tools are properly embedded and have full connectivity to other internal or external applications.

The Implementation Services group in PSD is available to assist customers, partners and sales prospects with benchmarking/proof of concept, rapid, client-oriented deployment and implementation, or long-term consulting. Our team is composed of developers, product specialists, and business analysts devoted to delivering customer and partner success.

The Training Services group in PSD provides multiple training options each month in Austin, Texas. These classes are open to all licensed users of the current version of our software. Users can take standard product training and follow-up with focused workshop sessions. Additional consulting time can be scheduled after each session to augment course learning. The same courses and workshops are also available on-site at the customer’s location.

PSD will also fulfill demand for fee-based consulting services from our software developer customers and channel partners. These consulting services may include development services to migrate applications on competing databases to Pervasive.SQL, migrate existing applications to the Web, upgrade existing applications to the latest Pervasive.SQL release, and optimize database functionality through performance testing, database schema design and review, and the delivery of services related to our DataExchange, AuditMaster or Full Text Search offerings. Consulting opportunities are often referred to our channel partners to strengthen channel loyalty, build the channel’s technical ability and increase the resource base available for future growth.

Research and Development

We have made substantial investments in research and development through both internal development and technology acquisition. As of June 30, 2004, we had 58 employees in research and development, in addition to more than 20 contract developers with a third party Indian development partner, and our research and development expenditures for fiscal years 2002, 2003 and 2004 were $7.1 million, $8.0 million and $10.0 million, respectively. We will continue to invest heavily in focused research and development resources to further our vision of the future of data infrastructure software, enabling businesses to capitalize on their existing and future data investments.

Our development efforts consist primarily of driving significant levels of innovation into new and current product lines with primary goals being continuous improvement of the performance of existing product features, the addition of new differentiating product features to simplify development with our products, deployment and use of our products, and the on-going investment in emerging platform opportunities.

Our research and development investments in fiscal 2005 are focused on the following:

•	Embedded database technology—We continue to commit significant development resources to enhancing Pervasive.SQL with performance, features and functionality required by SME customers today and the channel of ISVs, VARs and consultants who serve them.

•	Data replication technology—We continue to invest in data replication technology for deployment into customer environments where high availability and security of data is a critical need. Pervasive DataExchange offers targeted solutions to data movement and synchronization requirements like maintaining an offsite warm backup, driving transactional data into a data portal and connecting remote databases.

•	Security—We will continue to invest in Pervasive AuditMaster, our core security offering, which monitors and reports all activity occurring in a Pervasive.SQL database, leveraging deep-level capture, report and alert technology to enable monitoring of mission critical data without the high costs of application redevelopment and deployment, training, or on-going maintenance. This technology is particularly relevant in the accounting and healthcare markets, both of which are presently dealing with increased regulatory requirements brought about by the Sarbanes Oxley Act and the Health Insurance Portability and Accountability Act (HIPAA).

•	Full text search technology—We continue to invest in Pervasive Full Text Search technology which enables users to perform advanced searches to easily find information by allowing partial match, wild card and fuzzy logic searches into application and Web portal data, consistently providing sub-second responses across large databases.

•	Platform expansion—Our integration products are deployable on a wide variety of industry-standard platforms such as UNIX (Sun Solaris, IBM-AIX and HP-UX), Linux and the various Microsoft Windows platforms. Our goal is to offer the widest deployable single integration solution available in the market and extend our appeal beyond our typical customer.

•	Integration embeddability—We continue to invest development resources in the further enhancement of the three embeddable versions of our low-total cost of ownership integration technology, namely, Pervasive Data Migrator™ Embedded, Pervasive Data Integrator™ Embedded, and Pervasive Business Integrator™ Embedded. These products are specifically targeted for use by Independent Software Vendors worldwide to help them to pre-wire competitive advantage into their applications to better fit within customer infrastructure, vastly improving data and application integration capabilities.

•	India Development Operations—We continue to develop our product engineering infrastructure in India, which will enable us to speed the time required for bringing new products to market at competitive prices. Our approach here is to diversify our global development capabilities and accomplish more with our current levels of actual and projected spending. We took our commitment to a new level by signing a lease in Bangalore for 5,500 square feet, and we are actively working to fill a variety of technical positions. As we begin to realize some of the benefits of a more globalized production methodology, these benefits will be reinvested back into the business to drive our growth initiatives.

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

The market for data and application integration products is very fragmented. And, as with integration challenges themselves, the market for integration solutions is constantly changing. The primary competition for our integration products has historically been custom code. In addition to custom code, however, we compete with a large number of vendors in a variety of markets and verticals. For example, in the ETL market our primary competitors include: Ab Initio, Ascential Software, DataMirror, Embarcadero and Informatica. In the EAI and B2Bi markets, we compete primarily against: Ascential Software (through their acquisition of Mercator) Vitria, WebMethods, Tibco and SeeBeyond. We also compete against providers of solutions in the database market. Such competition includes Oracle, Microsoft with DTS in their SQL Server Platform, and Microsoft BizTalk. And since we have solutions targeted to two verticals, financial and healthcare, we also face competitors that provide vertical solutions. Many of our competitors rely heavily on services revenue related to their product offerings. However, we believe the value of integration solutions is not maximized unless the labor element of integration projects is substantially reduced through automation. Therefore, we have always emphasized ease-of-use as a key value proposition to our customers.

In addition, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established and emerging companies.

Proprietary Rights

Our success depends to a significant degree on our ability to protect our software and other proprietary technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. Furthermore, we use third-party service providers in India for some of our development and the laws of India do not protect proprietary rights to the same extent as the laws of the United States. In addition, we rely in part on “shrink wrap” and “click wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. We also believe that factors, such as the technological and creative skills of our personnel, new research and developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position.

We have one U.S. patent which was originally granted to Data Junction in 1999. We have five pending patent applications in the U.S. for integration product technology and one pending foreign patent application for integration product technology. We have three pending patent applications in the U.S. for database technology and one pending foreign patent application for database technology. The validity of our patent could be challenged, as could any future allowed patents. It is also possible that our pending applications will not be allowed. Our patents alone may not provide us with any significant competitive advantage.

Employees

As of June 30, 2004, Pervasive employed 245 full-time employees, including 104 in sales and marketing, 58 in research and development, 48 in professional services, customer service and technical support, and 35 in general and administrative. We are not subject to any collective bargaining agreement, and we believe that our relationships with our employees are good.

Facilities

Our leased headquarters facility in Austin, Texas, consists of approximately 91,000 square feet. The facility provides additional space and expansion options and is leased through September 2008. We currently lease international offices in Brussels, Frankfurt, Paris, London, Milan, Warsaw and Bangalore.

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

We derive a significant portion of our revenues from relatively large transactions. The sales cycles for these transactions tend to be longer than the sales cycles on smaller orders. This longer sales cycle for large transactions makes it difficult to predict the quarter in which these sales will occur. Accordingly, our operating results may fluctuate from quarter to quarter based on the existence and timing of larger transactions. A reduction in large transactions during any quarter could materially impact our revenues.

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

Our Performance Depends on Market Acceptance of Pervasive.SQL

We derive a substantial portion of our revenues from the license of our Pervasive.SQL products. Continued market acceptance of Pervasive.SQL may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and demand for applications of the type built on our products. Market acceptance of Pervasive.SQL V8 and future upgrades also may be influenced by factors in our control such as product quality, relative demand for feature and functionality upgrades and any future product announcements or price changes.

In general, our database business is a relatively mature business and our database product, Pervasive.SQL, is experiencing increasing pressure to generate revenue due to a variety of factors, including but not limited to, the length of time since our last major version release of our database product (December 2002), increasing competition and what we believe to be the increasingly negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. However, revenue from recently introduced add-on products for our database products, namely AuditMaster and Data Exchange did generate database related revenue in fiscal year 2004 as we continue to market these add-on products to our large base of database customers. In addition, we believe the integration products we acquired in fiscal year 2004 represent a compelling growth opportunity as we invest in revenue synergies and opportunities presented by the acquired business, combined with our historical database business and channels. A significant reduction in our database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

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

We May Face Problems with Our Recent Acquisition of Data Junction Corporation

On December 8, 2003, we announced the completion of our acquisition of privately held Data Junction Corporation, a pioneering data and application integration company based in Austin, Texas, for approximately $16.6 million in cash, net of $6.5 million of cash held by Data Junction at the time of the closing of the transaction, and 5 million shares of our common stock. We cannot be certain that the acquisition of Data Junction will be successful or that we will realize the anticipated benefits of the acquisition. In particular, we may not realize the strategic and operational benefits and objectives we had anticipated, including, greater revenue and market opportunities, maintaining industry leadership and consistent profitability. In addition, the demand for our combined product offerings may fluctuate and we may face increased competition in the markets for our products. Any of these factors may have a material adverse effect on our business, operating results and financial condition.

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

The challenges involved include the following:

•	coordinating software development operations in a rapid and efficient manner to ensure timely release of products to market;

•	combining product offerings and product lines quickly and effectively;

•	successfully managing difficulties associated with transitioning current customers to new product lines;

•	demonstrating to our customers that the merger will not result in adverse changes in customer service standards or business focus; and

•	retaining key alliances.

In addition, our success in these markets will depend on several factors, many of which are outside our control including:

•	growth of the data management infrastructure software market;

•	growth of the data integration software market;

•	deployment of the combined company’s products by enterprises; and

•	emergence of substitute technologies and products.

If we are unable to succeed in this market our business may be harmed and we may be prevented from realizing the anticipated benefits of the merger.

We Must Overcome Significant Challenges in Integrating Business Operations and Product Offerings in order to Realize the Benefits of the Acquisition of Data Junction

The merger will not achieve its anticipated benefits unless we successfully combine our operations with those of Data Junction and integrate the two companies’ business operations and products in a timely manner.

Fully integrating Pervasive and Data Junction is a complex, time-consuming and expensive process and may result in revenue disruption and operational difficulties if not completed in a timely and efficient manner. Prior to the merger, each company operated independently, each with its own business, business culture, markets, clients, employees and systems. Following the merger, we must operate as a combined organization utilizing common (1) information communication systems, (2) operating procedures, (3) financial controls and (4) human resource practices, including benefits, training and professional development programs. There may be substantial difficulties, costs and delays involved in the integration. These difficulties, costs and delays may include:

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

There May be Sales of Substantial Amounts of Pervasive Common Stock after the Merger, which could cause Our Stock Price to Fall

A substantially large number of shares of our common stock may be sold into the public market within a short period of time following the closing of the merger. As a result, our stock price could fall. Of the approximately 5,000,000 shares of our common stock issued in connection with this merger, approximately 203,000 shares were immediately available for resale by the former shareholders of Data Junction and approximately 4,797,000 shares of our common stock are subject to “lock-up” agreements that restrict the timing of the resale of these shares. Under the lock-up agreements, the shares were released and available for sale in the public market 270 days after the closing date of the merger. However, approximately 4,652,000 of the 4,797,000 shares of our common stock subject to “lock-up” agreements may only be sold in compliance with the time, manner and volume limitations of Rule 144 for a period of two years from such holder’s last day of employment with Pervasive or five years from the closing, whichever is later. A sale of a large number of newly released shares of our common stock could therefore result in a sharp decline in our stock price. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

We May Face Problems in Connection With Past Acquisitions, Joint Ventures or Licensing Arrangements Other than the Recent Acquisition of Data Junction

In July 2003, we licensed technology from ABACUS Research A.G., a software development company based in St. Gallen, Switzerland. The licensed technology enables users to perform advanced searches into application and Web portal data, providing sub-second responses across large databases. We licensed the technology for $600,000. Following a productization and integration effort, availability of this technology is planned for fiscal year 2005. We cannot be certain that the productization and integration effort will be successful.

In April 2003, we purchased a database transaction intelligence technology from ThinkNet Inc., a software development company based in Toronto, Ontario. The acquired technology provides a continuous, comprehensive and auditable view of an application’s database operations, such as who did what when, where and how. It consists of a Pervasive.SQL logging plug-in, a query and analysis module, and a sophisticated business rules engine. It also alerts administrators to events according to predefined business rules and reports activity efficiently for analysis. We acquired the technology for $550,000 in cash. Following a productization and integration effort, a new product, Pervasive Audit Master, was launched in the second quarter of fiscal 2004. We cannot be certain that the market acceptance or demand for this new product will meet our expectations.

In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. While this venture has been successful to date, we cannot be certain that this venture will continue to be successful which could result in our inability to successfully operate in Japan. In addition, as a part of our venture, we executed a three year master distributor agreement with AG-TECH, the initial term of which expired June 30, 2004. This agreement has been renewed for an additional three-year term which expires June 30, 2007. We cannot be certain that we will continue to be able to renew our agreement with AG-TECH on terms and conditions at least as favorable to Pervasive as those contained in our present agreement. Further, we may be unable to maintain or increase Japanese market demand for our products.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account For a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the fiscal year ended June 30, 2004, two distributors combined accounted for an aggregate of approximately 17% of our revenues, as compared to the fiscal year ended June 30, 2003, when two distributors accounted for an aggregate of approximately 22% of our revenues. Additionally, we estimate that approximately 20% of our revenues in the fiscal year ended June 30, 2004 were from sales related to accounting software applications. Furthermore, there is currently consolidation taking place among our ISVs that could narrow the number of customers who sell our products. For example, one of our ISVs, The Sage Group plc, recently announced that it has acquired Timberline Software Corporation, Softline Limited, and ACCPAC International Inc., three of our ISVs. These four ISVs together represented approximately 10% of our revenues in fiscal 2004. Accordingly, our sales to The Sage Group plc could constitute 10% or more of our revenues in the future. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

Open-source software, which is an emerging trend in the software marketplace, may impact our business as interest, demand and use increases in the database segment and poses a challenge to our business model, including recent efforts by proponents of open-source software to convince governments worldwide to mandate the use of open-source software in their purchase and deployments of software products. Firms adopting the open-source software model typically provide customers software produced by loosely associated groups of unpaid programmers and made available for license to end users at nominal cost, and earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. Because the present demand for open-source database software is largely concentrated in major corporations, our database business has not been adversely affected to date. However, it is likely that increased adoption of Linux will drive heightened interest in other more mature software categories such as database and certain business applications. We continue to watch the evolution of open-source software development and distribution, and continue to differentiate our products from competitive products including those based on open-source software. To the extent open-source software products gain increasing market acceptance, sales of our products may decline, we may have to reduce prices we charge for our products, and our revenue and operating margins may decline. Mass adoption of open source databases in the SME market could have a material adverse impact on our database business.

Application service providers (ASPs) may enter our market and could cause a change in revenue models from licensing of client/server and Web-based applications to renting applications. Our competitors may be more successful than we are in adopting these revenue models and capturing related market share.

The market for our integration products is highly competitive and subject to rapidly changing technology. We principally compete against ETL (extract, transform and load) software vendors and data warehousing and application integration software providers. Such competitors include Ascential, Business Objects, Embarcadero, Informatica, and Information Builders. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our solutions. These products typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft and Oracle. Competition also comes in the form of custom code, where potential customers have sufficient internal technical resources to develop solutions in-house without the aid of our products or those of our competitors.

Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Sybase, IBM, Progress, Ascential, Business Objects, Embarcadero, Informatica, Information Builders or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs which may limit our ability to sell our products through particular partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business. We cannot be certain we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

We Are Susceptible to a Shift in the Market for Client/Server Applications Toward Web-Based Applications

We have derived substantially all of our historical database product revenues from the use of our products in client/server applications. We expect to rely on continued market demand for client/server applications indefinitely. However, we believe market demand may shift from client/server applications to Web-based applications. If so, this shift could occur before our product line has achieved market acceptance for use in Web-based applications. In addition, we cannot be certain that our existing client/server developers will migrate to Web-based applications and continue to use our products or that other developers of Web-based applications would select our data management products. Further, this shift could result in a change in revenue models from licensing of client/server and Web-based applications to renting of applications from application service providers. A decrease in client/server application sales coupled with an inability to derive revenues from the Web-based application market could have a material adverse effect on our business, operating results and financial condition.

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the year ended June 30, 2004, we derived 35% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

We expect our international operations will continue to place financial and administrative demands on us, including operational complexity associated with international facilities, administrative burdens associated with managing relationships with foreign partners, and treasury functions to manage foreign currency risks and collections. In particular, we have begun to develop products in our new Bangalore, India facility. In order to capitalize on the economic opportunity afforded by developing products in this facility, we must successfully execute new business processes and retain key technical personnel in Austin and India. It is also likely that the company will run parallel processes in many areas of its technical operations in order to assure high quality development and a high standard of customer care. While the long term economic impact created by the India operation is expected to be favorable, these parallel processes would increase our costs in the short term.

We Use Third-Party Service Providers in India and If We Are Unable to Use Such Providers Our Business Could Be Temporarily Adversely Affected

We are actively supplementing the capabilities of our organization by contracting with third-party service providers located in India. As other software companies have done and are continuing to do, we may continue to allocate more development and IT resources to Indian third parties, and we may expand our own operational capabilities in India, with the expectation of achieving significant efficiencies, including reducing operational costs and permitting an around-the-clock development cycle. To date, the dispute between India and Pakistan involving the Kashmir region and the incidents of terrorism in India have not adversely affected our operations in India. Should we be unable to conduct operations in India in the future, we believe that our business could be temporarily adversely affected.

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

ITEM 2.    PROPERTIES

Our leased headquarters facility in Austin, Texas, consists of approximately 91,000 square feet. The facility provides additional space and expansion options and is leased through September 2008. We currently lease international offices in Brussels, Frankfurt, Paris, London, Milan, Warsaw and Bangalore.

ITEM 3.    LEGAL PROCEEDINGS

The company is not a party to any material legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2004.

ITEM 4a.    EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, and their ages as of September 13, 2004, and biographical summaries are as follows:

Name	Age	Position
David Sikora	43	President, Chief Executive Officer and Director
John E. Farr	44	Chief Financial Officer and Corporate Secretary
Michael Hoskins	50	Chief Technology Officer and Director
Jeffrey S. Seiden	45	Vice President, Corporate Development
Suaad H. Sait	37	Vice President and General Manager, Products and Markets
Chip G. Harmon	51	Vice President, North American Sales
Gilbert Van Cutsem	41	Vice President, EMEAA Sales and Marketing
Curtis Hill	51	Vice President, Engineering
Michele B. Thompson	45	Vice President, Business Operations and Legal Affairs

David Sikora has served as our President and Chief Executive Officer since July 2002 and as a director since February 2002. Prior to joining Pervasive, Mr. Sikora served as Chairman and CEO of Question Technologies, Inc., an enterprise software company that was a spin-off of Ventix Systems, Inc., from January 2000 to September 2002, and as President, CEO and director of Ventix Systems, Inc., an enterprise software company, from July 1998 to January 2000. Prior to joining Ventix, Mr. Sikora served as President and CEO of Houston-based ForeFront Group, Inc., an e-learning software company. Mr. Sikora currently serves as a director of TippingPoint Technologies, Inc. and Motive, Inc. Mr. Sikora received his B.S. in Electrical Engineering Technology from the University of Houston and an M.B.A. from Harvard Graduate School of Business Administration.

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

Michael Hoskins has served as our Chief Technology Officer since June 2004 and as General Manager of the IPD Products Division from December 2003 to June 2004. Mr. Hoskins has also served as a director since December 2003. Prior to joining Pervasive, Mr. Hoskins served as President and director of Data Junction Corporation for 15 years. Mr. Hoskins joined Data Junction in 1988 as Vice President of Sales. Mr. Hoskins graduated from the Bowling Green State University with a bachelor of business administration and a major in finance.

Jeffrey S. Seiden has served as our Vice President, Corporate Development, since April 2002. Before joining Pervasive, Mr. Seiden served as Vice President of Market Development for Question Technologies, Inc., an enterprise software company. Mr. Seiden was the Founder, President and CEO of nuLogic Inc., an automation software company, for 10 years before its acquisition by National Instruments, Inc. in 1997, and has held executive and leadership positions at Austin Ventures AVLabs, Cambridge Robotic Systems, Inspex, Inc., and LTX Corporation. Mr. Seiden has served as a director or technology board member for several private companies, and continues to advise and mentor early stage entrepreneurs. Mr. Seiden earned his B.S. in Electrical Engineering from Syracuse University.

Suaad H. Sait has served as our Vice President and General Manager, Products and Markets since April 2004. Previously, Mr. Sait served as General Manager, Database Products Division from December 2003 to March 2004 and as Vice President, Marketing from June 2002 to November 2003. Prior to joining Pervasive, Mr. Sait served as Chief Marketing Officer and COO of Liaison Technology, a catalog content management infrastructure software company, as Vice President of e-Business Marketing at Motive Communications, Inc., a

technical support software company, and as Vice President of Marketing and general manager of the Extended Enterprise business unit at Ventix Systems, Inc., an enterprise software company. Mr. Sait has also held leadership positions at DAZEL Corporation, InConcert Software and Xerox Corporation. Mr. Sait earned his B.S. in Electrical and Computer Engineering from the State University of New York at Buffalo and his M.B.A. from the William E. Simon Graduate School of Business at the University of Rochester.

Chip G. Harmon has served as our Vice President, North American Sales, since July 2002. From 1999 to July 2002, Mr. Harmon served as Vice President of Sales for North America for Hyperion, a business intelligence/business performance management company. Mr. Harmon has served in numerous sales management roles, including positions with Metaphor Computer Systems, Ingres Corporation, Cognos Corporation and Tymshare, Inc. Mr. Harmon received his B.B.A. in Marketing from Stephen F. Austin University.

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

Curtis Hill has served as our Vice President, Engineering since June 2004. Prior to joining Pervasive, Mr. Hill served as vice president of engineering at BMC Software for the Enterprise Data Management product group, where he led a 550 person engineering team spanning the United States, the United Kingdom and India. Over the last 10 years he has managed large product development organizations for Boole & Babbage, Chain Bridge Systems and Landmark Systems. Mr. Hill earned a Bachelor of Science degree in Theoretical Mathematics from Auburn University in Auburn Alabama.

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

The common stock of the Company is traded in the Nasdaq National Market under the symbol PVSW. The Company completed its initial public offering and commenced trading on September 26, 1997. The following tables set forth the high and low closing sales prices of the Company’s common stock for each quarterly period during the three years ended June 30, 2004.

Fiscal 2002	High	Low
First Quarter	$2.07	$1.22
Second Quarter	$3.30	$1.30
Third Quarter	$5.12	$2.90
Fourth Quarter	$4.52	$3.11

Fiscal 2003	High	Low
First Quarter	$4.10	$2.86
Second Quarter	$4.45	$2.30
Third Quarter	$4.69	$3.97
Fourth Quarter	$5.77	$4.39

Fiscal 2004	High	Low
First Quarter	$8.25	$5.38
Second Quarter	$8.09	$7.04
Third Quarter	$8.51	$6.30
Fourth Quarter	$7.25	$5.12

As of August 31, 2004, there were approximately 270 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder).

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended June 30, 2002, 2003 and 2004 and the consolidated balance sheet data at June 30, 2003 and 2004 are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the periods ended June 30, 2000 and 2001 and the consolidated balance sheet data at June 30, 2000, 2001 and 2002 are derived from audited consolidated financial statements not included herein.

	Year Ended June 30,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues :
Product licenses	$49,709	$39,200	$34,008	$35,374	$40,967
Services and other	2,369	2,958	3,189	3,831	8,641

Total revenue	52,078	42,158	37,197	39,205	49,608
Costs and expenses:
Cost of product licenses	2,766	2,645	1,043	991	1,712
Cost of services and other	6,124	7,015	5,513	4,907	5,519
Sales and marketing	19,402	18,357	12,349	13,673	18,311
Research and development	13,720	10,545	7,055	8,033	9,983
General and administrative	5,755	6,025	5,371	4,866	5,228
Business restructuring charge	—	2,472	—	—	—
Write-off of acquired in-process research and development	—	—	—	—	1,084

Total costs and expenses	47,767	47,059	31,331	32,470	41,837

Operating income (loss) from continuing operations	4,311	(4,901)	5,866	6,735	7,771
Interest and other income, net	1,602	1,253	742	534	293
Income tax provision	(1,774)	(500)	(570)	(580)	(750)
Minority interest in earnings of subsidiary, net of income taxes	(19)	—	—	—	—

Income (loss) from continuing operations before effect of adoption of new accounting principle	4,120	(4,148)	6,038	6,689	7,314
Effect of adoption of new accounting principle	—	—	(676)	—	—

Income (loss) from continuing operations .	4,120	(4,148)	5,362	6,689	7,314

Discontinued operations:
Loss from operations	(17,146)	—	—	—	—
Income tax benefit	1,094	—	—	—	—
Gain (loss) on disposal	(16,963)	1,692	—	159	—

Gain (loss) from discontinued operations	(33,015)	1,692	—	159	—

Net income (loss)	$(28,895)	$(2,456)	$5,362	$6,848	$7,314

Basic earnings (loss) per share:
Income (loss) from continuing operations before effect of adoption of new accounting principle	$0.26	$(0.26)	$0.36	$0.40	$0.37
Effect of adoption of new accounting principle	—	—	(0.04)	—	—
Gain (loss) from discontinued operations	(2.11)	0.11	—	0.01	—

Net income (loss)	$(1.85)	$(0.16)	$0.32	$0.41	$0.37

Diluted earnings (loss) per share:
Income (loss) from continuing operations before effect of adoption of new accounting principle	$0.23	$(0.26)	$0.34	$0.37	$0.33
Effect of adoption of new accounting principle	—	—	(0.04)	—	—
Gain (loss) from discontinued operations	(1.87)	0.11	—	0.01	—

Net income (loss)	$(1.64)	$(0.16)	$0.30	$0.38	$0.33

Shares used in computing basic earnings (loss) per share	15,648	15,830	16,827	16,663	19,801
Shares used in computing diluted earnings (loss) per share	17,622	15,830	17,674	17,917	21,951

	June 30,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$22,365	$23,565	$30,195	$37,004	$30,729
Total assets	47,248	40,468	43,359	50,592	93,868
Long-term liabilities, net of current portion	—	—	—	—	—
Total stockholders’ equity	32,644	29,679	33,792	40,202	79,085

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in the forward-looking statements. Please see the “Special Note Regarding Forward-Looking Statements” elsewhere in this Report on Form 10-K.

Overview

Pervasive Software is a global value leader in data infrastructure software. Thousands of businesses worldwide rely on our solutions to help manage, integrate, analyze and secure their critical data. Our data management and integration product lines are designed specifically for small to mid-sized businesses and departments of large enterprises where high performance, flexibility, rapid deployment and low total cost of ownership (TCO) are paramount. In addition, significant portions of our product line are embeddable into commercial applications for sale predominantly to small to mid-size enterprises (SMEs) through a well-developed channel of independent software vendors (ISVs), value-added resellers (VARs) and systems integrators.

Our data management solutions combine high performance and low TCO to provide superior value for ISVs, VARs, our distributors and departments within larger enterprises. Our flagship Pervasive.SQL database, offering unparalleled data management technology combined with very low TCO, has more than 6 million server seats licensed since inception in 1994. The full data management product line also includes specific solutions for data movement and synchronization and addresses security challenges related to data integrity, accountability, continuity and availability throughout the data life cycle. The product line is designed for integration by ISVs into client/server, Web and mobile applications and is predominantly sold to SMEs, which typically have environments with little to no information technology (IT) infrastructure and require self-tuning, low-administration products.

Our data and application integration solutions feature a comprehensive set of visual design tools to rapidly build and test integration processes, regardless of size and complexity, across hundreds of data formats and applications within and outside of the enterprise. The Pervasive Integration product line is designed to grow and scale for the diverse data and application integration needs of mid-sized businesses and departments of large enterprises. Our focus on rapid implementation and ease of use helps reduce the complexity, costs and risks associated with traditional labor-intensive integration methods.

Our strength is evidenced by the size and diversity of our customer base, serving tens of thousands of customers in virtually every industry and market around the world. We sell products worldwide in more than 150 countries through direct sales and channel distribution. Our customer base of more than 35,000 customers includes a distribution channel of more than 10,000 ISVs, developers, VARs, systems integrators and partners who have built or deployed applications on top of our data management platform. We also have a customer base of more than 25,000 end users for our integration products and services. Founded in 1994, Pervasive is headquartered in Austin, Texas, with international offices in Brussels; Frankfurt; London; Paris; Milan; Warsaw and Bangalore; and a joint venture in Japan.

On December 4, 2003 we completed the acquisition of Data Junction Corporation (“Data Junction”). The acquisition was made pursuant to an Agreement and Plan of Merger, dated as of August 8, 2003, by and among us, Ramal Acquisition Corp., our wholly owned Delaware subsidiary and Data Junction. The aggregate cash plus share purchase price for all of the common stock of Data Junction was approximately $46.6 million, net of cash acquired from Data Junction (See Note 8 of Notes to the Consolidated Financial Statements). The results of operations of Data Junction from December 4, 2003 to June 30, 2004, or the Stub Period, are included in our consolidated results of operations.

The acquisition of Data Junction brought important data integration and transformation technologies and products, which are highly complementary to our existing data management products, expertise and customer base. The acquisition significantly advances our strategy to be the global value leader in data infrastructure software, enabling more than 25,000 businesses, such as major corporations, systems integrators and software vendors, to capitalize on their data investments. Winner of more than 20 major industry awards, Data Junction is a market leader in innovative integration technology, helping customers quickly and cost-effectively connect disparate data sources. Primary integration products include a comprehensive set of visual design tools for rapidly building and testing data integration processes that work with hundreds of data formats and applications. This enables design with total control over all aspects of the integration project—from creating integration maps to managing complex, event-driven flow of inter-application messages and EDI processes. Data Junction virtually created the category known as ETL (extract, transform and load) in 1986 with Data Junction v1.0, one of the world’s first hub-and-spoke approaches to data conversion and translation, and today is charting new ground in the development of business and application integration technologies.

In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. The new business venture has resulted in improved profitability on sales in Japan as the arrangement allowed us to significantly reduce our costs in Japan. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. Pervasive’s revenues from Japan were $4.5 million, $5.3 million and $6.1 million for the fiscal years ended June 30, 2002, 2003 and 2004, respectively. In June 2004, we renewed portions of our distribution agreement with AG-TECH for an additional three-year period ending June 30, 2007.

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

We believe the following represent our critical accounting policies:

•	Revenue Recognition

•	Sales Returns and Bad Debt Reserves

•	Goodwill and Other Intangible Assets

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

Goodwill and Other Intangible Assets—We assess whether goodwill and indefinite-lived intangibles are impaired on an annual basis. Upon determining the existence of goodwill and/or indefinite-lived intangibles impairment, we measure that impairment based on the amount by which the book value of goodwill and/or indefinite-lived intangibles exceeds its fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstance that would indicate that, more likely than not, the book value of goodwill and/or indefinite-lived intangibles has been impaired.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

	Year Ended June 30,
	2002	2003	2004
Revenues :
Product licenses	91%	90%	83%
Services and others	9	10	17

Total revenues	100%	100%	100%
Costs and expenses:
Cost of product licenses	3	3	3
Cost of services and other	15	12	11
Sales and marketing	33	35	37
Research and development	19	21	20
General and administrative	14	12	11
Write-off of acquired in-process research and development	—	—	2

Total costs and expenses	84	83	84

Operating income from continuing operations	16	17	16
Interest and other income, net	2	1	1
Income tax provision	(2)	(1)	(2)

Income from continuing operations before effect of adoption of new accounting principle	16	17	15
Effect of adoption of new accounting principle	(2)	—	—

Income from continuing operations	14	17	15

Gain from discontinued operations	—	—	—

Net income	14%	17%	15%

Revenues

We generated revenues from continuing operations of $37.2 million, $39.2 million and $49.6 million for the fiscal years ended June 30, 2002, 2003 and 2004, respectively, which represents an increase of 5% from fiscal 2002 to 2003, and an increase of 27% from fiscal 2003 to 2004. The increase in revenue from continuing operations in fiscal year 2003 can be attributed to upgrades to our latest release of Pervasive.SQL, V8, released in December 2002, and improved sales and marketing execution following management changes made at the beginning of fiscal 2003. The increase in revenue in fiscal 2004 is primarily attributable to license and service revenues from Data Junction related products and services during the Stub Period.

Our product license revenues were $34.0 million, $35.4 million and $41.0 million for the fiscal years ended June 30, 2002, 2003 and 2004, respectively, which represents an increase of 4% from fiscal 2002 to 2003, and an increase of 16% from fiscal 2003 to 2004. The increase in product license revenue from fiscal 2003 to fiscal 2004 was primarily due to the inclusion of license revenue from Data Junction related products during the Stub Period.

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

Our service and other revenues were $3.2 million, $3.8 million and $8.6 million for the fiscal years ended June 30, 2002, 2003 and 2004, respectively, which represents an increase of 20% from fiscal 2002 to 2003, and an increase of 125% from fiscal 2003 to 2004. The increase in service and other revenues from fiscal 2003 to fiscal 2004 was primarily due to the inclusion of service and other revenue from Data Junction services during the Stub Period.

International revenues, consisting of all revenues from continuing operations from customers located outside of North America, were $14.9 million, $16.3 million and $17.6 million in fiscal 2002, 2003 and 2004, representing 40%, 42% and 35% of total revenues, respectively. We attribute the increase in international revenue in fiscal year 2003 to improved sales and marketing execution following management changes made at the beginning of fiscal year 2003. We attribute the increase in international revenue in fiscal year 2004 primarily to increased revenue in Japan and to the inclusion of revenue from Data Junction related products and services during the Stub Period. International revenues as a percentage of total revenues in 2004 decreased from prior year due to inclusion of Data Junction revenues during the Stub Period, as Data Junction revenues are more predominantly from North America. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

In general, our database business is a relatively mature business and our database product, Pervasive.SQL, is experiencing increasing pressure to generate revenue due to a variety of factors, including but not limited to, the length of time since our last major version release of our database product (December 2002), increasing competition and what we believe to be the increasingly negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. However, revenue from recently introduced add-on products for our database products, namely AuditMaster and Data Exchange did generate database related revenue in fiscal year 2004 as we continue to market these add-on products to our large base of database customers. In addition, we believe the integration products we acquired in fiscal year 2004 represent a compelling growth opportunity as we invest in revenue synergies and opportunities presented by the acquired business, combined with our historical database business and channels. A significant reduction in our database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Costs and Expenses

Cost of Product License Revenues.    Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues for continuing operations was $1.0 million, $1.0 million and $1.7 million in fiscal 2002, 2003 and 2004, representing 3% of total revenues from continuing operations for all three fiscal years. Cost of product license revenue increased in dollar amount in fiscal 2004 as compared to fiscal 2002 and 2003 principally as the result of amortization related to the $6.3 million value assigned to developed technology acquired through the Data Junction acquisition. The Data Junction acquisition occurred in the second quarter of fiscal 2004, and accordingly, we began to recognize amortization expense in the Stub Period. We anticipate that cost of product license revenue will increase in fiscal year 2005 primarily due to a full year of amortization of purchased technology.

Cost of Service and Other Revenues.    Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues for continuing operations was $5.5 million, $4.9 million and $5.5 million in fiscal 2002, 2003 and 2004, representing 15%, 12% and 11% of total revenues from continuing operations, respectively. Cost of service and other revenue decreased in dollar amount in fiscal 2003 as compared to fiscal 2002 primarily as a result of a reduction in costs associated with consulting personnel. Cost of service and other revenues increased in dollar amount in fiscal 2004 as compared to fiscal 2003 primarily as a result of an increase in technical support and consulting personnel and related operating costs associated with the Data Junction operations subsequent to the December 4, 2003 acquisition date. We anticipate that cost of service and other revenues will increase in fiscal year 2005 primarily due to a full year of combined service and consulting activities.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment, marketing programs and promotional expenses. Sales and marketing expenses related to continuing operations were $12.3 million, $13.7 million and $18.3 million in fiscal 2002, 2003 and 2004, representing 33%, 35% and 37% of total revenues from continuing operations, respectively. Sales and marketing expenses increased in dollar amount and as a percentage of revenue in fiscal 2003 primarily due to increased costs associated with sales and marketing personnel and costs associated with marketing programs and promotional expenses related to the launch of the latest release of Pervasive.SQL, V8, during the second quarter of fiscal 2003. The increase in sales and marketing expenses in fiscal 2004 is due primarily to Stub Period operating costs associated with the Data Junction operations subsequent to the acquisition date. We expect sales and marketing expenses will increase in fiscal 2005 primarily due to a full year of combined sales and marketing activities as we continue to increase relative investments in sales and marketing personnel and marketing programs related to the data integration product line acquired in the Data Junction acquisition.

Research and Development.    Research and development expenses consist primarily of personnel and related costs. Research and development expenses related to continuing operations were $7.1 million, $8.0 million and $10.0 million in fiscal 2002, 2003 and 2004, representing 19%, 21% and 20% of total revenues from continuing operations, respectively. Research and development costs increased in dollar amount and as a percentage of revenue in fiscal 2003 primarily due to increased costs associated with research and development personnel and outsourced development contracts. Research and development expenses increased in dollar amount in fiscal year 2004 primarily as a result of costs relating to Data Junction operations during the Stub Period. We anticipate that research and development expenses in fiscal year 2005 will increase from costs incurred during fiscal year 2004, due to a full year of combined research and development activities.

General and Administrative.    General and administrative expenses consist primarily of personnel salaries and other costs of our finance, human resources and administrative departments. General and administrative expenses related to continuing operations were $5.4 million, $4.9 million and $5.2 million in fiscal 2002, 2003 and 2004, representing 14%, 12% and 11% of total revenues from continuing operations, respectively. General and administrative expenses decreased in dollar amount and as a percentage of revenue in fiscal 2003 primarily due to reductions in general and administrative personnel, bad debt expense and fees paid to professional service providers. General and administrative expenses increased in dollar amount in fiscal year 2004 primarily as a result of costs relating to Data Junction operations during the Stub Period. We believe our general and administrative expenses will decrease in dollar amount in fiscal year 2005 as we leverage the combined operations with Data Junction and given the non-recurring effect of the charge described in the following paragraph.

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

As of the Data Junction acquisition date, this technology had not yet reached technological feasibility and had no alternative uses. The technological feasibility of an in-process product is established when the enterprise has completed all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications. The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology the market rates of return on contributory assets, including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. Given the riskier nature of the cash flows related to the IPRD, a higher discount was warranted, and is based on the cost of equity plus 1000 basis points. The resulting cash flows attributable to the IPRD were discounted at a discount rate of 25.4%. The resulting net cash flows to which this discount rate was applied are based on management’s estimates of revenues, operating expenses, and income taxes from such acquired technology. It is anticipated that, barring unforeseen circumstances, substantially all of the features of Release 9.0 of the Data Junction integration software project are expected to be completed in fiscal year 2005. Some of the risks and uncertainties inherent in the estimated costs to complete the project and the attainment of completion, include, but are not limited to, the difficulty of predicting the duration of product development and the risks that changes in the product requirements will result in unexpected redesign activity.

Provision for Income Taxes.    Provision for income taxes related to continuing operations was approximately $0.6 million, $0.6 million and $0.8 million in fiscal 2002, 2003 and 2004, respectively. The provision for income taxes consists primarily of income taxes on our foreign operations. Income from U.S. operations has been offset by net operating losses carried forward from previous years.

Based on a number of factors, we believe that it is more likely than not, that a substantial amount of our deferred tax assets may not be realized. Accordingly, we have recorded a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the lack of significant earnings history and risks associated with business combinations. We expect to continue to incur foreign taxes associated with our international operations while our domestic income taxes will remain minimal as we utilize substantial net operating losses and various tax credits carried forward from previous years. See Note 4 of Notes to Consolidated Financial Statements for further discussion of our provision for income taxes.

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

Gain from Discontinued Operations.    Gain from discontinued operations in fiscal 2003 was $0.2 million and is the result of a reduction in the future liabilities of the discontinued operations following the partial termination of an office lease on favorable economic terms.

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

	Quarter Ended
	Sept. 30 2002	Dec. 31 2002	Mar. 31 2003	June 30 2003	Sept. 30 2003	Dec. 31 2003	Mar. 31 2004	June 30 2004
	(in thousands, except per share data)
Revenues :
Product licenses	$8,281	$8,755	$9,084	$9,254	$8,276	$9,856	$11,147	$11,688
Services and other	895	1,028	948	960	1,115	1,654	3,055	2,817

Total revenue	9,176	9,783	10,032	10,214	9,391	11,510	14,202	14,505
Costs and expenses:
Cost of product licenses	239	224	256	273	212	374	553	574
Cost of services and other	1,311	1,225	1,223	1,147	1,044	1,228	1,627	1,618
Sales and marketing	3,190	3,412	3,592	3,479	3,354	3,943	5,621	5,394
Research and development	1,964	2,022	1,912	2,135	2,058	2,330	2,768	2,828
General and administrative	1,177	1,295	1,231	1,163	1,194	1,556	1,166	1,312
Write-off of acquired in-process research and development	—	—	—	—	—	1,084	—	—

Total costs and expenses	7,881	8,178	8,214	8,197	7,862	10,515	11,735	11,726

Operating income from continuing operations	1,295	1,605	1,818	2,017	1,529	995	2,467	2,779
Interest and other income, net	162	149	116	107	92	82	47	72
Income tax provision	(150)	(150)	(150)	(130)	(175)	(175)	(200)	(200)

Income from continuing operations	1,307	1,604	1,784	1,994	1,446	902	2,314	2,651

Discontinued operations:
Gain on disposal	159	—	—	—	—	—	—	—

Gain from discontinued operations	159	—	—	—	—	—	—	—

Net income	$1,466	$1,604	$1,784	$1,994	$1,446	$902	$2,314	$2,651

Basic earnings per share:
Income from continuing operations	$0.08	$0.10	$0.11	$0.12	$0.09	$0.05	$0.11	$0.12
Gain from discontinued operations	0.01	—	—	—	—	—	—	—

Net income	$0.09	$0.10	$0.11	$0.12	$0.09	$0.05	$0.11	$0.12

Diluted earnings per share:
Income from continuing operations	$0.07	$0.09	$0.10	$0.11	$0.08	$0.04	$0.10	$0.11
Gain from discontinued operations	0.01	—	—	—	—	—	—	—

Net income	$0.08	$0.09	$0.10	$0.11	$0.08	$0.04	$0.10	$0.11

	Quarter Ended
	Sept. 30 2002	Dec. 31 2002	Mar. 31 2003	June 30 2003	Sept. 30 2003	Dec. 31 2003	Mar. 31 2004	June 30 2004
As a Percentage of Revenues:
Revenues :
Product licenses	90%	89%	91%	91%	88%	86%	78%	81%
Services and other	10	11	9	9	12	14	22	19

Total Revenue	100	100	100	100	100	100	100	100
Costs and expenses:
Cost of product licenses	3	2	3	3	2	3	4	4
Cost of services and other	14	13	12	11	11	11	11	11
Sales and marketing	35	35	36	34	36	34	41	38
Research and development	21	21	19	21	22	20	19	19
General and administrative	13	13	12	11	13	14	8	9
Write-off of acquired in-process research and development	—	—	—	—	—	9	—	—

Total costs and expenses	86	84	82	80	84	91	83	81

Operating income from continuing operations	14	16	18	20	16	9	17	19
Interest and other income, net	2	2	1	1	1	1	—	0
Income tax provision	(2)	(2)	(1)	(1)	(2)	(2)	(1)	(1)

Income from continuing operations	14	16	18	20	15	8	16	18

Discontinued operations:
Gain on disposal	2	—	—	—	—	—	—	—

Gain from discontinued operations	2	—	—	—	—	—	—	—

Net income	16%	16%	18%	20%	15%	8%	16%	18%

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

Liquidity and Capital Resources

Cash provided by continuing operations was $9.9 million, $9.2 million and $9.1 million for fiscal 2002, 2003 and 2004, respectively. Cash provided by continuing operations decreased from fiscal 2002 to 2003 despite an increase in income from continuing operations in fiscal 2003, primarily due to an increase in current assets, partially offset by an increase in deferred rent and lease related accruals. Cash provided by continuing operations decreased slightly from fiscal 2003 to 2004 despite an increase in income from continuing operations in fiscal 2004, primarily due to an increase in current assets, partially offset by an increase in deferred revenue.

We used $16.6 million, net of $6.5 million of cash held by Data Junction at the time of closing of the transaction, and issued 5 million shares of Pervasive common stock to acquire the outstanding shares of Data Junction, including certain acquisition-related costs.

During fiscal 2002, we invested a net amount of $5.5 million in marketable securities. During fiscal 2003, we received net proceeds of $1.7 million from the sale or maturity of marketable securities. During fiscal 2004, we received net proceeds of $0.4 million from the sale or maturity of marketable securities. In addition, we purchased property and equipment totaling approximately $0.4 million, $0.6 million and $1.0 million in fiscal 2002, 2003 and 2004, respectively. This property consisted primarily of computer hardware and software for general upgrade requirements in fiscal 2002, 2003 and 2004 as well as an upgrade to the front office system in 2004. We expect that our capital expenditures may increase in the next fiscal year as compared to fiscal 2004 as a result of specific capital projects anticipated to upgrade certain front and back office systems.

We have a stock repurchase plan in place whereby we may repurchase shares of our common stock up to a total of $5.0 million through July 21, 2003. As of June 30, 2004, we had repurchased approximately 963,000 shares of Pervasive common stock at an aggregate cost of approximately $2.4 million. In July 2003, we announced the authorization of a new $5.0 million stock repurchase plan which became effective upon expiration of the previous plan on July 21, 2003. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

We are in the process of negotiating with our present landlord, as well as with other prospective landlords, regarding future office facilities for our Austin office headquarters. Our present lease agreement allows for an early cancellation of the lease effective November 1, 2005, in exchange for a cancellation fee of $2.3M, paid in two installments in November 2004 and November 2005, assuming we provide notice to our landlord by November 1, 2004, of our intent to cancel. We have previously accrued for the entire cost of the cancellation fee in our balance sheet and therefore, such a cancellation payment would not be detrimental to our income statement. Various scenarios are being discussed with various parties, and at least one scenario includes the possibility of canceling the original lease and paying the cancellation fee prior to the dates referred to above, potentially as early as the quarter ending September 30, 2004.

On June 30, 2004, we had $30.7 million in working capital including $34.6 million in cash, cash equivalents and marketable securities.

Summary Disclosures About Contractual Obligations

The following table summarizes our operating lease obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

2005	$1,771
2006	1,769
2007	1,727
2008	1,647
2009	549
Thereafter	—

$7,463

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France, England, Italy, Poland and India and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2002, the result would have been an increase in revenue and operating income of approximately $0.1 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2003, the result would have been an increase in revenue and operating income of approximately $20,000. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2004, the result would have been a decrease in revenue and operating income of approximately $0.5 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2002, the result would have been an increase in operating income of approximately $0.2 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2003, the result would have been an increase in operating income of approximately $0.2 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2004, the result would have been an increase in operating income of approximately $0.2 million. The impact of fluctuations in the relative value of all other currencies for fiscal 2002, 2003 and 2004 was not material.

We monitor our foreign currency exposure and, from time to time, will attempt to reduce exposure through hedging. Gains and losses on foreign currency hedging were not material to the consolidated financial statements for fiscal years ended June 30, 2002, 2003 and 2004 as such hedging activities were minimal.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants’ Annual Meeting of Stockholders to be held on November 2, 2004. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2004. For information regarding executive officers of the Company, see the Information appearing under the caption “Executive Officers of the Registrant” in Part I, Item 4a of this Report on Form 10-K.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears in the Proxy Statement under the heading “Fees Billed by Ernst & Young LLP” and is incorporated herein by reference.

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

(b)    The company filed a Current Report on Form 8-K under Item 7, including the Company’s Unaudited Condensed Consolidated Statement of Operations and Unaudited Condensed Consolidated Balance Sheets, on April 21, 2004.

(c)    Exhibits

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*	1997 Stock Incentive Plan

10.3*	Employee Stock Purchase Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.10**	Lease agreement dated April 2, 1998, between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by David Sikora, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by David Sikora, Chief Executive Officer and John Farr, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERVASIVE SOFTWARE INC. (Registrant)

By:	/s/ DAVID SIKORA
David Sikora President and Chief Executive Officer

September 13, 2004 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SIKORA David Sikora	President and Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2004

/s/ JOHN E. FARR John E. Farr	Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2004

/s/ SHELBY H. CARTER, JR. Shelby H. Carter, Jr.	Director and Chairman of the Board	September 13, 2004

/s/ NANCY R. WOODWARD Nancy R. Woodward	Director and Vice-Chairman of the Board	September 13, 2004

/s/ DAVID A. BOUCHER David A. Boucher	Director	September 13, 2004

/s/ DAVID R. BRADFORD David R. Bradford	Director	September 13, 2004

/s/ JEFFREY S. HAWN Jeffrey S. Hawn	Director	September 13, 2004

/s/ MICHAEL E. HOSKINS Michael E. Hoskins	Director	September 13, 2004

SCHEDULE II

PERVASIVE SOFTWARE INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions/ Write-offs Charged to Allowance	Other Additions*	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2002	$400	$237	$287	$—	$350
Year ended June 30, 2003	350	86	92	—	344
Year ended June 30, 2004	344	94	94	134	478

Valuation Allowance for Deferred Tax Assets:
Year ended June 30, 2002	16,005	4,952	—	—	20,957
Year ended June 30, 2003	20,957	—	6,603	—	14,354
Year ended June 30, 2004	14,354	—	592	—	13,762

*	Additions allocated as part of the purchase accounting treatment of the acquisition of Data Junction Corporation

S-1

PERVASIVE SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pervasive Software Inc.

We have audited the accompanying consolidated balance sheets of Pervasive Software Inc. (the “Company”) as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pervasive Software Inc. at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Austin, Texas

July 19, 2004

PERVASIVE SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2004
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents, including interest bearing investments of $26,665 in 2003 and $17,953 in 2004	$31,352	$24,705
Marketable securities	10,313	9,914
Trade accounts receivable, net of allowance for doubtful accounts of $344 in 2003 and $478 in 2004	4,900	9,348
Notes receivable from related parties	102	—
Prepaid expenses and other current assets	727	1,545

Total current assets	47,394	45,512
Property and equipment, net	2,251	2,530
Purchased technology, net	536	6,616
Goodwill	—	38,955
Notes receivable from related parties	204	—
Other assets	207	255

Total assets	$50,592	$93,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$741	$1,283
Accrued payroll and payroll related costs	1,680	2,343
Deferred rent and lease related accruals	2,290	2,290
Other accrued expenses	3,444	3,677
Deferred revenue	2,235	5,190

Total current liabilities	10,390	14,783

Stockholders’ equity:
Common stock, $0.001 par value; Authorized—75,000,000 shares; issued and outstanding—16,765,802 shares in 2003 and 22,297,964 shares in 2004	58,660	90,184
Accumulated other comprehensive loss	(1,190)	(1,145)
Retained deficit	(17,268)	(9,954)

Total stockholders’ equity	40,202	79,085

Total liabilities and stockholders’ equity	$50,592	$93,868

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30
	2002	2003	2004
	(in thousands, except per share data)
Revenues:
Product licenses	$34,008	$35,373	$40,967
Services and other	3,189	3,832	8,641

Total revenue	37,197	39,205	49,608
Costs and expenses:
Cost of product licenses	1,043	991	1,712
Cost of services and other	5,513	4,907	5,519
Sales and marketing	12,349	13,673	18,311
Research and development	7,055	8,033	9,983
General and administrative	5,371	4,866	5,228
Write-off of acquired in-process research and development	—	—	1,084

Total costs and expenses	31,331	32,470	41,837

Operating income from continuing operations	5,866	6,735	7,771
Interest and other income	742	534	293

Income from continuing operations before income taxes and effect of adoption of new accounting principle	6,608	7,269	8,064
Income tax provision	(570)	(580)	(750)

Income from continuing operations before effect of adoption of new accounting principle	6,038	6,689	7,314
Effect of adoption of new accounting principle	(676)	—	—

Income from continuing operations	5,362	6,689	7,314

Discontinued operations:
Gain on disposal	—	159	—

Gain from discontinued operations	—	159	—

Net income	$5,362	$6,848	$7,314

Basic earnings per share:
Income from continuing operations before effect of adoption of new accounting principle	$0.36	$0.40	$0.37
Effect of adoption of new accounting principle	(0.04)	—	—
Gain from discontinued operations	—	0.01	—

Net income	$0.32	$0.41	$0.37

Diluted earnings per share:
Income from continuing operations before effect of adoption of new accounting principle	$0.34	$0.37	$0.33
Effect of adoption of new accounting principle	(0.04)	—	—
Gain from discontinued operations	—	0.01	—

Net income	$0.30	$0.38	$0.33

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at June 30, 2001	$60,148	$(991)	$(29,478)	$29,679
Acquisition of 685,888 treasury shares, cumulative treasury shares of 853,549 and cost of $1,542 at June 30, 2002	(1,487)	—	—	(1,487)
Issuance of 1,477,566 shares of common stock pursuant to the exercise of stock options	428	—	—	428
Issuance of 76,074 shares of common stock pursuant to the employee stock purchase plan	105	—	—	105
Issuance of note receivable to executive officer pursuant to the exercise of stock options	(131)	—	—	(131)
Reduction of note receivable to executive officer pursuant to the exercise of stock options	33	—	—	33
Foreign currency translation adjustment	—	(197)	—	(197)
Net income	—	—	5,362	5,362

Total comprehensive income				5,165

Balances at June 30, 2002	59,096	(1,188)	(24,116)	33,792

Acquisition of 277,350 treasury shares, cumulative treasury shares of 1,130,899 and cost of $2,471 at June 30, 2003	(929)	—	—	(929)
Issuance of 168,438 shares of common stock pursuant to the exercise of stock options	331	—	—	331
Issuance of 79,921 shares of common stock pursuant to the employee stock purchase plan	130	—	—	130
Reduction of note receivable to executive officer pursuant to the exercise of stock options	32	—	—	32
Foreign currency translation adjustment	—	(2)	—	(2)
Net income	—	—	6,848	6,848

Total comprehensive income				6,846

Balances at June 30, 2003	58,660	(1,190)	(17,268)	40,202
Issuance of 461,613 shares of common stock pursuant to the exercise of stock options	1,186	—	—	1,186
Issuance of 70,587 shares of common stock pursuant to the employee stock purchase plan	273	—	—	273
Reduction of note receivable to executive officer pursuant to the exercise of stock options	65	—	—	65
Issuance of 4,999,962 shares of common stock pursuant to the acquisition of Data Junction Corporation	30,000	—	—	30,000
Foreign currency translation adjustment	—	45	—	45
Net income	—	—	7,314	7,314

Total comprehensive income				7,359

Balances at June 30, 2004	$90,184	$(1,145)	$(9,954)	$79,085

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2002	2003	2004
	(in thousands)
Cash from continuing operations
Income from continuing operations	$5,362	$6,689	$7,314
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	2,064	1,358	1,808
Effect of adoption of new accounting principle	676	—	—
Write-off of acquired in-process research and development	—	—	1,084
Non cash compensation expense pursuant to employee stock purchase plan purchase plan	84	147	294
Other non cash items	337	32	86
Change in current assets and liabilities:
(Increase) decrease in current assets	1,845	(229)	(2,543)
Increase (decrease) in accounts payable and accrued liabilities	(1,046)	1,148	674
Increase in deferred revenue	617	88	413

Net cash provided by continuing operations	9,939	9,233	9,130
Cash from discontinued operations
Gain from discontinued operations	—	159	—
Accrued liabilities of discontinued operations	(938)	(652)	(8)

Net cash used in discontinued operations	(938)	(493)	(8)
Cash from investing activities
Purchase of property and equipment	(447)	(612)	(990)
Purchase of marketable securities	(13,710)	(18,546)	(21,535)
Proceeds from sale of marketable securities	8,247	20,206	21,934
Investment in business, net of cash acquired	(210)	200	(15,974)
Purchase of technology rights	—	(550)	(600)
(Increase) decrease in other assets	(175)	190	(30)

Net cash provided by (used in) investing activities	(6,295)	888	(17,195)
Cash from financing activities
Purchase of treasury stock	(1,487)	(929)	—
Proceeds from exercise of stock options and employee stock purchase plan	402	461	1,459

Net cash provided by (used in) financing activities	(1,085)	(468)	1,459
Effect of exchange rate changes on cash and cash equivalents	1	(23)	(33)

Change in cash and cash equivalents	1,622	9,137	(6,647)
Cash and cash equivalents at beginning of year	20,593	22,215	31,352

Cash and cash equivalents at end of year	$22,215	$31,352	$24,705

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

1.    The Company

Pervasive Software Inc. (the “Company”) is a global value leader in data infrastructure software. Thousands of businesses worldwide rely on the Company’s award winning solutions to help manage, integrate, analyze and secure their critical data. The Company’s data management and integration product lines are designed specifically for small to mid-sized businesses and departments of large enterprises where high performance, flexibility, rapid deployment and low total cost of ownership (“TCO”) are paramount. In addition, significant portions of the Company’s product line are embeddable into commercial applications for sale predominantly to small to mid-size enterprises (“SMEs”) through a well-developed channel of independent software vendors (“ISVs”), value-added resellers (“VARs”) and systems integrators.

The Company develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas and through international offices in Brussels, Frankfurt, Paris, London, Milan, Warsaw and Bangalore and a joint venture in Japan. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

2.    Summary of Significant Accounting Policies

Revenue Recognition

The Company licenses its software through original equipment manufacturer (OEM) license agreements with software developers, or ISVs and through shrink-wrap software licenses, sold through ISVs, VARs, systems integrators and distributors, or direct to end users. Revenues are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to the Company. Revenue from post contract support and the right to receive unspecified upgrades is recognized ratably over the contract term. The Company generally provides telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. The Company accrues the cost of providing this support. Revenue from consulting services and training is recognized when the related services are performed. The Company enters into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. The Company reserves for the cost of estimated sales returns, stock rotation and price protection rights as well as uncollectible accounts based on experience. Revenue from shipping and handling is recognized at the shipping date. Shipping and handling costs are included in Costs of product licenses in the Consolidated Statements of Operations.

Software Development Costs

Software development costs incurred by the Company in connection with its long-term development projects are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“Statement 86”). The Company has not capitalized any internal costs through June 30, 2004 related to its software development activities. In April 2003, the Company purchased a database transaction intelligence technology and capitalized the cost in accordance with Statement 86 (see Note 9).

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

The Company expenses costs of producing advertising- and sales-related collateral materials as incurred. Other production costs associated with direct mail programs, placement costs associated with magazine or other printed media and all direct costs associated with trade shows and other sales related events are expensed when the related direct mail is sent, advertising space is used or the event is held. These expenses in 2002, 2003 and 2004 were approximately $0.7 million, $1.4 million and $2.1 million, respectively.

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

Substantially all of the Company’s marketable securities mature on or before June 30, 2005. All are stated at cost, which approximates fair market value as of June 30, 2003 and 2004, and consist of the following (in thousands):

	June 30,
	2003	2004
Marketable securities
U.S. Government Agencies	$8,166	$8,937
Foreign Debt Securities	975	—
Commercial Paper	996	799
Certificates of Deposit	176	178

Total	$10,313	$9,914

Property and Equipment

Property and equipment are stated at cost and are being depreciated over their estimated useful lives (3 to 7 years) using the straight-line method. Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter.

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

Costs in Excess of Fair Value of Net Assets Acquired

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this accounting standard for business combinations initiated after June 30, 2001. See Note 8 for a description of current business combinations.

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

As of June 30, 2004, Pervasive had goodwill in the amount of $39.0 million associated with the acquisition of Data Junction (see Note 8). The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $6.6 million (net of accumulated amortization of $0.9 million) as of June 30, 2004. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004, the $550,000 purchase of a database transaction intelligence technology from ThinkNet Inc., a software development company based in Toronto, Ontario and the $600,000 license of full text search technology from ABACUS Research A.G., a software development company based in St. Gallen, Switzerland.

Foreign Currency Transactions

For the Company’s foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year end exchange rates, and income statement items are translated at average exchange rates prevailing during the year in accordance with Statement 52, Foreign Currency Translation. Such translation adjustments are recorded in aggregate as a component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in other income and were not significant in 2002, 2003 or 2004.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments, principally forward pricing contracts, are used by the Company from time to time in the management of its foreign currency exposures. The fair value associated with these forward pricing contracts at June 30, 2003 and 2004 is not material. Gains and losses on foreign currency transaction hedges are recognized in income when realized and offset the foreign exchange gains and losses on the underlying transactions. The Company does not hold or issue derivative financial instruments for trading purposes.

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

AG-TECH Corporation, the Company’s distribution partner in Japan, accounted for approximately 12%, 13% and 12% of the Company’s revenue during the years ended June 30, 2002, 2003 and 2004 respectively (see Note 8).

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Year Ended June 30
	2002	2003	2004
Net income	$5,362	$6,848	$7,314
Deduct stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,789)	(3,681)	(3,887)

Pro forma net income	$2,573	$3,167	$3,427

Earnings per share, basic:
As reported	$0.32	$0.41	$0.37
Pro forma	$0.15	$0.19	$0.17

Earnings per share, diluted:
As reported	$0.30	$0.38	$0.33
Pro forma	$0.15	$0.18	$0.16

During fiscal 2002, 2003 and 2004, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Employee Stock Options			Employee Stock
	2002	2003	2004	2003	2004
Risk free interest rate	4.26%	2.45%	2.96%	1.45%	1.14%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Volatility factor	1.489	1.30	1.235	1.30	1.235
Weighted average expected life of options (in years)	4	4	4	0.5	0.5

The weighted average grant date fair value per share of options granted during the years ended June 30, 2002, 2003 and 2004 was $2.56, $4.13 and $5.48, respectively.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,
	2003	2004
Computer equipment and purchased software	$12,969	$13,856
Office equipment, furniture and fixtures	3,704	4,252
Leasehold improvements	1,293	1,293

	17,966	19,401
Less accumulated depreciation and amortization	(15,715)	(16,871)

	$2,251	$2,530

Depreciation expense was approximately $2.1 million, $1.3 million and $1.0 million for fiscal years ending June 30, 2002, 2003 and 2004, respectively.

4.    Income Taxes

The components of income from continuing operations before income taxes and effect of adoption of new accounting principle consist of the following (in thousands):

	Year ended June 30
	2002	2003	2004
Domestic income	$6,370	$7,095	$7,979
Foreign income	238	174	85

Income from continuing operations before income taxes and effect of adoption of new accounting principle	$6,608	$7,269	$8,064

As of June 30, 2004, the Company expects that upon filing of its domestic tax return for fiscal year 2004 it will have remaining federal net operating loss carryforwards of approximately $1.4 million, a research and development credit carryforward of approximately $0.7 million and a foreign tax credit carryforward of approximately $3.5 million. These carryforwards will begin to expire in fiscal 2020, 2013, and 2005, respectively, if not utilized.

Significant components of expense (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Year ended June 30
	2002	2003	2004
Income tax provision:
Current:
Federal	$—	$(60)	$17
Foreign	570	640	733
State	—	—	—

Total current	570	580	750

Deferred:
Federal	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

	$570	$580	$750

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s provision for income taxes for the year ended June 30, 2004 consists primarily of withholdings on income generated in foreign countries. The Company’s provision for income taxes differs from the expected provision amount computed by applying the statutory federal income tax rate of 34% to income from continuing operations before income taxes and effect of adoption of new accounting principle for 2002, 2003 and 2004 as a result of the following (in thousands):

	Year ended June 30
	2002	2003	2004
Computed at statutory rate of 34%	$2,247	$2,470	$2,742
Effect of foreign operations	81	59	29
Research tax credit	(164)	(164)	(122)
Net operating loss and benefit of deferred tax asset not previously recognized	(1,451)	(1,935)	(1,956)
Non-deductible charges and amortization related to acquisitions	19	(66)	31
Other	(162)	216	26

	$570	$580	$750

The components of deferred income taxes at June 30, 2003 and 2004 are as follows (in thousands):

	June 30,
	2003	2004
Deferred tax assets:
Purchased technology, net	$354	$450
Domestic net operating loss carryforwards	2,793	467
Domestic tax credit carryforwards	1,545	4,262
Canadian net operating loss carryforwards	8,075	6,844
Accrued expenses not deductible for tax purposes	1,464	1,540
Depreciable assets	123	199

Total deferred tax assets	14,354	13,762
Valuation allowance for deferred tax assets	(14,354)	(13,762)

Net deferred tax assets	$—	$—

During the year ending June 30, 2004, the Company filed amended federal tax returns for the June 30, 1997, 1998 and 1999 years to deduct foreign income taxes previously claimed as foreign tax credits in such years. The deduction of foreign income taxes in each year created a net operating loss that was utilized as a carryback in prior years.

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of significant earnings history and risks associated with business combinations. The valuation allowance decreased by approximately $0.6 million during the year ended June 30, 2004.

5.    Employee Benefits

The Company’s employees are offered health coverage under a partially self-funded plan in which the Company purchases specific stop-loss insurance coverage at $35,000 per year, per employee. The Company has also purchased an aggregate stop-loss insurance coverage to limit its maximum annual exposure to claims

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

funded. From the date of the acquisition of Data Junction through June 30, 2004, the employees who joined the Company as part of the merger were covered by a fully funded insurance plan. As of July 1, 2004, all employees are covered by the partially self-funded plan. Based on the policy census at July 1, 2004, such maximum annual exposure for the policy year ending June 30, 2005 is approximately $2.0 million. The Company pays a fixed fee per covered individual for administrative costs of the administrator and the cost of the stop-loss insurance purchased on the Company’s behalf. The Company contributes 100% toward the cost to insure each employee and 75% toward the cost to insure dependents for which coverage is requested by the employee. Combined expenses for the partially self-funded and fully funded plans including premiums and claims funded for the years ended June 30, 2002, 2003 and 2004 were approximately $0.8 million, $0.9 million, and $1.2 million respectively.

The Company has a 401(k) retirement plan which is available to all domestic, full-time employees. The Company’s expenses related to the plan were not significant in the years ended June 30, 2002, 2003 or 2004. In December 2002, the Company funded a matching contribution of 10% of participant contributions made during calendar year 2002 for all participants employed by the Company on December 31, 2002. The amount of the match was approximately $56,000 for the year ended June 30, 2003. In April 2004, the Company funded a matching contribution of 10% of participant contributions made during calendar year 2003 for all participants employed by the Company on December 31, 2003. The amount of the match was approximately $81,000 for the year ended June 30, 2004.

6.    Common Stock and Stock Options

The Company’s 1997 Employee Stock Purchase Plan (the “1997 Purchase Plan”) was adopted by the Board of Directors in July 1997 and approved by the stockholders in August 1997. A total of 1,250,000 shares of common stock have been reserved for issuance under the 1997 Purchase Plan. The 1997 Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and has consecutive and overlapping twenty-four month offering periods that begin every six months. Each twenty-four month offering period includes four six-month purchase periods, during which payroll deductions are accumulated and at the end of which, shares of common stock are purchased with a participant’s accumulated payroll deductions. The 1997 Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 500 shares per purchase period. The price of common stock to be purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. Through June 30, 2004, 538,358 shares of common stock have been issued under the 1997 Purchase Plan.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of changes in common stock options during the year ended June 30, 2002, 2003 and 2004 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2001	5,343,432	$0.10—24.88	$3.79
Granted	1,622,000	$1.29— 3.70	$3.08
Granted (Option Exchange Program)	726,050	$3.01	$3.01
Exercised	(1,477,566)	$0.10— 3.09	$0.31
Surrendered	(1,022,869)	$0.30—24.88	$4.75
Surrendered (Option Exchange Program)	(769,925)	$1.06—24.88	$6.47

Options outstanding, June 30, 2002	4,421,122	$0.13—24.88	$3.88
Granted	1,076,200	$3.01— 5.65	$5.01
Exercised	(168,438)	$0.13— 3.09	$1.78
Surrendered	(444,950)	$1.06—16.81	$4.34

Options outstanding, June 30, 2003	4,883,934	$0.13—24.88	$4.13
Granted	1,487,500	$5.83— 8.15	$6.83
Exercised	(461,613)	$0.13— 7.00	$2.83
Surrendered	(961,059)	$1.06—24.88	$6.15

Options outstanding, June 30, 2004	4,948,762	$0.13—16.81	$4.67

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is additional information relating to options outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.13 to $2.00	455,037	6.61	$1.34	308,162	$1.34
$ 2.31 to $3.99	2,106,999	7.57	$3.19	1,191,412	$3.15
$ 4.10 to $5.83	1,152,376	9.24	$5.53	178,375	$5.41
$ 6.88 to $9.88	1,157,100	9.07	$7.22	110,600	$7.99
$ 10.00 to $16.81	77,250	5.17	$13.37	77,250	$13.37

$ 0.13 to $16.81	4,948,762	8.18	$4.67	1,865,799	$3.78

At June 30, 2004, 6,977,926 shares of common stock were reserved for future exercise of stock options. As part of the Company’s 1997 Plan, the number of shares of common stock available for issuance automatically increased on July 1 each calendar year beginning July 1, 1998 and ending July 1, 2000 by an amount equal to five percent (5%) of the shares of common stock and common stock equivalents outstanding on the trading day immediately preceding July 1, with a maximum annual increase of 1,000,000 shares. The 1997 Plan was amended in November 2000 to extend the automatic annual increase to July 1 each calendar year beginning July 1, 2001 and ending July 1, 2003, by an amount equal to five percent (5%) of the shares of common stock outstanding on the trading day immediately preceding July 1, with a maximum annual increase of 1,000,000 shares.

7.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations before effect of adoption of new accounting principle (in thousands, except per share data):

	Year Ended June 30,
	2002	2003	2004
Numerator:
Income from continuing operations before effect of adoption of new accounting principle	$6,038	$6,689	$7,314

Denominator:
Denominator for basic earnings per share—weighted average shares	16,827	16,663	19,801
Effect of dilutive securities:
Employee stock options	847	1,254	2,150

Potentially dilutive common shares	847	1,254	2,150
Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	17,674	17,917	21,951

Basic earnings per share from continuing operations before effect of adoption of new accounting principle	$0.36	$0.40	$0.37

Diluted earnings per share from continuing operations before effect of adoption of new accounting principle	$0.34	$0.37	$0.33

At June 30, 2002, 2003 and 2004 approximately 2,619,000, 1,303,000 and 1,329,000 shares, respectively, were not included in the diluted earnings per share calculation since the shares are anti-dilutive.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Business Combinations and Divestitures

Investment in Data Junction Corporation

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table represents the Company’s unaudited pro forma results of operations for the fiscal year ended June 30, 2004 as if the acquisition of Data Junction had occurred as of the beginning of the applicable period. The pro forma information excludes IPR&D charges of $1.1 million in the fiscal year ended June 30, 2004, as these charges are nonrecurring charges resulting from the acquisition and further excludes a non-recurring charge of $1.2 million related to the transfer of life insurance policies included in Data Junction’s results in the fiscal year ended June 30, 2003. The unaudited pro forma financial information has been prepared for comparative purposes only and there can be no assurance that this presentation reflects the results of operations that would have occurred had Data Junction been consolidated with the Company during the applicable periods (in millions, except per share data).

	Fiscal Year Ended June 30,
	2003 Pro forma (unaudited)	2004 Pro forma (unaudited)
Net revenue	$53.2	$55.3
Income from continuing operations	7.8	8.6
Net income	8.0	8.6
Diluted earnings per share from continuing operations	$0.34	$0.36
Diluted earnings per share	$0.35	$0.36

Investment in AG-TECH Corporation

In July 2001, the Company and Pervasive Software Co. Ltd. (“Pervasive Japan”) formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support the Company’s products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH receives a discount on the purchase of Pervasive products in Japan, in exchange for assuming responsibility for OEM sales, packaged software sales, technical support and localization and translation of the Company’s products into Japanese. In connection with the formation of the new business venture, Pervasive Japan loaned AG-TECH 48 million yen (approximately $0.4 million), under a two-year note payable in eight quarterly installments, bearing interest at 2% per annum, individually guaranteed by two principals of AG-TECH. As of June 30, 2003, the loan was repaid in full. The Company acquired less than 20% of the equity of AG-TECH and the right to name one member of the board of directors of AG-TECH. In June 2004, the Company renewed portions of its distribution agreement with AG-TECH for an additional three year period ending June 30, 2007. The Company does not have the ability to significantly influence or control the operations of AG-TECH and therefore accounts for its investment in AG-TECH on the cost method of accounting.

9.    Goodwill and Other Intangible Assets

As of June 30, 2004, Pervasive had goodwill in the amount of $39.0 million associated with the acquisition of Data Junction (see Note 8). The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $6.6 million (net of accumulated amortization of $0.9 million) as of June 30, 2004. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004, the $550,000 purchase of a database transaction intelligence technology from ThinkNet Inc., a software development company based in Toronto, Ontario and the $600,000 license of full text search technology from ABACUS Research A.G., a software development company based in St. Gallen, Switzerland.

The Company is amortizing these assets on a straight-line basis over their estimated useful lives, generally five to ten years. Amortization expense for the years ended June 30, 2003 and 2004 was approximately $14,000 and $854,000 respectively. Amortization expense for intangible assets for each of the years ended June 30, 2005, 2006, 2007 and 2008 is anticipated to be $1.4 million and for the year ended June 30, 2009 is anticipated to be $0.9 million.

Purchased technology consists of the following as of June 30, 2004:

Purchased technology	$7,484,000
Accumulated amortization	(867,717)

$6,616,283

10.    Commitments and Contingencies

The Company leases its headquarters and remote office space and, in some cases, is obligated for its proportionate share of utilities and other defined operating expenses of the related building. The Company has executed a $175,000 letter of credit as required under the headquarters office lease. Office rent expense for the Company’s domestic and international offices for the years ended June 30, 2002, 2003 and 2004, was approximately $2,878,000, $2,432,000, and $2,339,000 respectively, net of approximately $437,000 and $139,000 of sublease income for the years ended June 30, 2002 and 2003, respectively.

Future minimum lease payments at June 30, 2004 under the operating leases for worldwide office space are as follows (in thousands):

2005	$1,771
2006	1,769
2007	1,727
2008	1,647
2009	549
Thereafter	—

$7,463

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11.    General Litigation

The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the consolidated financial position and results of operations as of June 30, 2004.

12.    Segments of Business and Geographic Area Information

The Company is engaged in the design, development and marketing of data infrastructure software. The Company considers its business activities to constitute a single segment of business.

A summary of the Company’s continuing operations by geographic area follows (in thousands):

	Year ended June 30,
	2002	2003	2004
Revenue:
North America	$22,304	$22,888	$32,034
Europe (all originating from U.S.)	9,844	10,418	10,350
Japan	4,511	5,258	6,190
Rest of World (all originating from U.S.)	538	641	1,034

Total	$37,197	$39,205	$49,608

Operating income (loss)(A):
North America	$(3,841)	$(3,778)	$(2,326)
Europe (inclusive of revenue originating from U.S.)	5,265	5,262	3,970
Japan	4,442	5,251	6,127

Total	$5,866	$6,735	$7,771

Identifiable assets:
North America	$42,456	$49,801	$92,731
Europe	396	298	602
Japan	507	493	535

Total	$43,359	$50,592	$93,868

(A)	Operating income for Europe does not include any allocation of marketing, product development, technical support and administrative costs incurred in the United States.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Statements of Cash Flows

The (increase) decrease in current assets from continuing operations reflected in the consolidated statements of cash flows is comprised of the following (in thousands):

	Year ended June 30,
	2002	2003	2004
(Increase) decrease in trade accounts receivable	$1,084	$(637)	$(2,823)
Decrease in notes receivable from related parties	53	102	102
Decrease in prepaid expenses and other current assets	708	306	178

	$1,845	$(229)	$(2,543)

The increase (decrease) in accounts payable and accrued liabilities from continuing operations reflected in the consolidated statements of cash flows is comprised of the following (in thousands):

	Year ended June 30,
	2002	2003	2004
Increase (decrease) in trade accounts payable	$(254)	$452	$379
Increase (decrease) in accrued payroll and payroll related costs	(167)	(208)	126
Increase in deferred rent and lease related accruals	553	796	—
Increase (decrease) in other accrued expenses	(1,178)	108	169

	$(1,046)	$1,148	$674

Supplemental disclosures:
Income taxes paid (refunds received) during the year:
Domestic	$50	$90	$(183)

Foreign	$685	$618	$720

Noncash activities:
Issuance of common stock under employee stock purchase plan	$105	$130	$273

Issuance of note receivable to executive officer for exercise of options	$131	$—	$—