Form 10-Q
period 2004-09-30
PERVASIVE SOFTWARE INC
filed 2004-11-08
CIK 1042821

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

As of November 3, 2004 there were 23,255,304 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,782	$24,705
Marketable securities	4,351	9,914
Trade accounts receivable, net	7,930	9,348
Prepaid expenses and other current assets	1,619	1,545

Total current assets	42,682	45,512

Property and equipment, net	2,505	2,530
Purchased technology, net	6,271	6,616
Goodwill	38,990	38,955
Other assets	407	255

Total assets	$90,855	$93,868

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$949	$1,283
Accrued payroll and payroll related costs	1,935	2,343
Deferred rent and lease related accruals	257	2,290
Other accrued expenses	3,565	3,677
Deferred revenues	4,868	5,190

Total current liabilities	11,574	14,783

Stockholders’ equity:
Common stock	89,654	90,184
Retained deficit	(10,373)	(11,099)

Total stockholders’ equity	79,281	79,085

Total liabilities and stockholders’ equity	$90,855	$93,868

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2004	2003
Revenues:
Product licenses	$8,984	$8,276
Services and other	2,800	1,115

Total revenue	11,784	9,391

Costs and expenses:
Cost of product license revenues	512	212
Cost of service and other revenues	1,392	1,044
Sales and marketing	5,398	3,354
Research and development	2,641	2,058
General and administrative	1,091	1,194

Total costs and expenses	11,034	7,862

Operating income	750	1,529

Interest and other income, net	84	92
Income tax provision	(46)	(175)

Net income	$788	$1,446

Basic earnings per share	$0.04	$0.09

Diluted earnings per share	$0.03	$0.08

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended September 30,
	2004	2003
Cash from continuing operations
Net income	$788	$1,446
Adjustments to reconcile net income to net cash provided by (used in) continuing operations:
Depreciation and amortization	611	268
Other non cash items	—	8
Change in current assets and liabilities:
Decrease in trade accounts receivable	1,417	13
(Increase) decrease in prepaid expenses and other current assets	(179)	165
Fee paid upon cancellation of office lease	(2,290)	—
Other decrease in accounts payable and accrued liabilities	(632)	(499)
Decrease in deferred revenue	(322)	(24)

Net cash provided by (used in) continuing operations	(607)	1,377

Cash from discontinued operations
Decrease in liabilities of discontinued operations	—	(2)

Net cash used in discontinued operations	—	(2)

Cash from investing activities
Purchase of property and equipment	(228)	(207)
Sales and purchases of marketable securities, net	5,563	970
Investment in business, net of cash acquired	(21)	—
Purchase of technology rights	—	(600)
Increase in other assets	(41)	(275)

Net cash provided by (used in) investing activities	5,273	(112)

Cash from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	723	202
Purchase of treasury stock	(1,252)	—

Net cash provided by (used in) financing activities	(529)	202

Effect of exchange rate on cash and cash equivalents	(60)	31

Change in cash and cash equivalents	4,077	1,496
Cash and cash equivalents at beginning of period	24,705	31,352

Cash and cash equivalents at end of period	$28,782	$32,848

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1. General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All material intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2004, which are contained in the Company’s Annual Report filed on Form 10-K on September 13, 2004 (File No. 000-23043). The results of operations for the three month periods ended September 30, 2004 and 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

On December 4, 2003, the Company completed the acquisition of Data Junction Corporation (“Data Junction”) pursuant to the Agreement and Plan of Merger dated as of August 8, 2003 (“Merger Agreement”), (see Note 6 – Business Combinations). The acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of Data Junction have been included in the Company’s unaudited condensed consolidated financial statements since the date of acquisition.

Certain prior period amounts have been reclassified to conform to current period presentation.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,
	2004	2003
Numerator:
Net income	$788	$1,446

Denominator:

Denominator for basic earnings per share – weighted average shares	22,280	16,764

Effect of dilutive securities - Employee stock options	1,342	2,219

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	23,622	18,983

Basic earnings per share	$0.04	$0.09

Diluted earnings per share	$0.03	$0.08

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended September 30,
	2004	2003
Net income	$788	$1,446
Foreign currency translation adjustments	(62)	45

Comprehensive income	$726	$1,491

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30
	2004	2003
Income from continuing operations	$788	$1,446
Deduct: Total stock-based employee compensation expense determined under fair value-based method for employee awards	(866)	(971)

Pro forma income from continuing operations	$(78)	$475

Basic earnings per share from continuing operations:
As reported	$0.04	$0.09
Pro forma	$0.00	$0.03

Diluted earnings per share from continuing operations:
As reported	$0.03	$0.08
Pro forma	$0.00	$0.03

5. Goodwill and Other Intangible Assets

As of September 30, 2004, Pervasive had goodwill in the amount of $39.0 million associated with the acquisition of Data Junction (see Note 6). The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $6.3 million (net of accumulated amortization of $1.2 million) as of September 30, 2004. These intangible assets consist primarily of developed technology, including the value assigned to amortizable intangible assets in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 consisting of $6.3 million of developed technology. The Company is amortizing these assets on a straight-line basis over their estimated useful lives, generally five to ten years. Amortization expense for the three months ended September 30, 2004 was $0.3 million. Amortization expense for intangible assets for each of the years ended June 30, 2005, 2006, 2007 and 2008 is anticipated to be $1.4 million and for the year ended June 30, 2009 is anticipated to be $0.9 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. Business Combinations

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The following table represents Pervasive’s unaudited pro forma results of operations for the three months ended September 30, 2003 as if the acquisition of Data Junction had occurred as of the beginning of the applicable period. The unaudited pro forma financial information has been prepared for comparative purposes only and there can be no assurance that this presentation reflects the results of operations that would have occurred had Data Junction been consolidated with the Company during the applicable periods.

	Three Months Ended September 30
	2004	2003
	Historical	Pro forma
	(in millions, except per share data)
Net revenue	$11.8	$12.9

Income from continuing operations	0.8	1.8
Net income	0.8	1.8

Diluted earnings per share	$0.04	$0.07

PERVASIVE SOFTWARE INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Report on Form 10-Q that are not purely historical statements are forward- looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any forward-looking statements after the date of this filing on Form 10-Q to conform these statements with actual results. See “Risk Factors that May Affect Future Results,” and the factors and risks discussed in the Company’s Annual Report on Form 10-K filed on September 13, 2004 (File No. 000-23043) and other reports filed from time to time with the Securities and Exchange Commission.

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

Our data management solutions combine high performance and low TCO to provide superior value for ISVs, VARs, our distributors and departments within larger enterprises. More than 6 million server seats of our Pervasive.SQL database have been licensed since inception in 1994. The full data management product line also includes specific solutions for data movement and synchronization and addresses security challenges related to data integrity, accountability, continuity and availability throughout the data life cycle. The product line is designed for integration by ISVs into client/server, Web and mobile applications and is predominantly sold to SMEs, which typically have environments with little to no information technology (IT) infrastructure and require self-tuning, low-administration products.

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

On December 4, 2003 we completed the acquisition of Data Junction Corporation (“Data Junction”). The acquisition was made pursuant to an Agreement and Plan of Merger, dated as of August 8, 2003, by and among us, Ramal Acquisition Corp., our wholly owned Delaware subsidiary and Data Junction. The aggregate cash plus share purchase price for all of the common stock of Data Junction was approximately $46.6 million, net of cash acquired from Data Junction (See Note 6 of Notes to the Condensed Consolidated Financial Statements). The results of operations of Data Junction from December 4, 2003 to September 30, 2004, or the Stub Period, are included in our consolidated results of operations.

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

In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. The new business venture has resulted in improved profitability on sales in Japan as the arrangement allowed us to significantly reduce our costs in Japan. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. Pervasive’s revenues from Japan were $1.7 million and $1.8 million for the three-month periods ended September 30, 2003 and 2004, respectively. In June 2004, we amended our distribution agreement with AG-TECH for an extended three-year period ending June 30, 2007.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following represent our critical accounting policies:

•	Revenue Recognition

•	Sales Returns and Bad Debt Reserves

•	Goodwill and Other Intangible Assets

Revenue Recognition - We license our software through OEM license agreements with software developers, or ISVs, and through shrink-wrap software licenses, sold through ISVs, value-added resellers, or VARs, systems integrators and distributors, or direct to end users. Revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to us. Revenue from post contract support and the right to receive unspecified upgrades is recognized ratably over the contract term. We generally provide telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. We accrue the cost of providing this support. Revenue from consulting services and training is recognized when the related services are performed. We enter into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. Revenue from shipping and handling is recognized at the shipping date. Shipping and handling costs are included in costs of product license revenues in the Condensed Consolidated Statements of Operations.

Sales Returns and Bad Debt Reserves - We reserve for the cost of estimated sales returns, stock rotation and price protection rights as well as uncollectible accounts based on experience.

Goodwill and Other Intangible Assets – We assess whether goodwill and indefinite-lived intangibles are impaired on an annual basis. Upon determining the existence of goodwill and/or indefinite-lived intangibles impairment, we measure that impairment based on the amount by which the book value of goodwill and/or indefinite-lived intangibles exceeds its fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstance that would indicate that, more likely than not, the book value of goodwill and/or indefinite-lived intangibles has been impaired.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Condensed Consolidated Statements of Operations.

	Three months ended September 30,
	2004	2003
Revenues:
Product licenses	76%	88%
Services and other	24	12

Total revenue	100	100

Costs and expenses:
Cost of product license revenues	4	2
Cost of service and other revenues	12	11
Sales and marketing	46	36
Research and development	23	22
General and administrative	9	13

Total costs and expenses	94	84

Operating income	6	16
Interest and other income, net	1	1
Income tax provision	—	(2)

Net income	7%	15%

Revenues

Our revenues were $11.8 million in the three months ended September 30, 2004, an increase of 25% over the $9.4 million reported for the comparable period in the prior fiscal year. License and service revenues from Data Junction related products and services during the Stub Period contributed the majority of the increase.

Our product license revenues were $9.0 million in the three months ended September 30, 2004, an increase of 9% over the $8.3 million for the comparable period in the prior fiscal year. The increase in product license revenue was primarily due to the inclusion of license revenue from Data Junction products during the Stub Period.

Licenses of our software operating on Windows NT or other Microsoft operating systems continue to represent approximately 90% of our database product license revenues. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future.

Our service and other revenues were $2.8 million in the three months ended September 30, 2004, an increase of 151% over the $1.1 million for the comparable period in the prior fiscal year. The increase in service and other revenue was primarily due to the inclusion of service and other revenue from Data Junction during the Stub Period.

International revenues, consisting of all revenues from customers located outside of North America, were $4.0 million and $4.9 million in the three months ended September 30, 2003 and 2004, representing 43% and 41% of total revenues, respectively. We attribute the increase in international revenue during the first three months of fiscal 2005 as compared to the first three months of fiscal 2004 primarily to increased database product revenue in Europe and the inclusion of license and service revenue from Data Junction related products and services during the Stub Period. International revenues as a percentage of total revenues decreased from prior year due to inclusion of Data Junction revenues during the Stub Period. Data Junction revenues are more predominantly from North America. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

In general, our database business is a relatively mature business and our database product, Pervasive.SQL, is experiencing increasing pressure to generate revenue due to a variety of factors, including but not limited to, the length of time since our last major version release of our database product (December 2002), increasing competition and what we believe to be the increasingly negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. Revenue from Pervasive.SQL decreased in the current quarter relative to the comparable period in the prior fiscal year. However, revenue from recently introduced add-on products for our database products, namely AuditMaster and Data Exchange, did generate database related revenue in the three months ended September 30, 2004 as we continue to market these add-on products to our large base of database customers. In addition, we believe the integration products we acquired in fiscal year 2004 represent a compelling growth opportunity as we invest in revenue synergies and opportunities presented by the acquired business, combined with our historical database business and channels. A continued reduction in our database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues was $0.2 million and $0.5 million in the three months ended September 30, 2003 and 2004, representing 2% and 4% of total revenues, respectively. The increase in cost of product license revenues is principally the result of amortization related to the $6.3 million value assigned to developed technology acquired through the Data Junction acquisition. The Data Junction acquisition occurred in the second quarter of fiscal 2004, and accordingly, we began to recognize amortization expense in the Stub Period. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the three months ended September 30, 2004.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.0 million and $1.4 million in the three months ended September 30, 2003 and 2004, representing 11% and 12% of total revenues, respectively. Cost of service and other revenues increased in dollar amount for the three months ended September 30, 2004 primarily as a result of an increase in technical support and consulting personnel and related operating costs associated with the Data Junction operations subsequent to the acquisition date. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended September 30, 2004.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $3.4 million and $5.4 million in the three months ended September 30, 2003 and 2004, representing 36% and 46% of total revenues, respectively. The increase in sales and marketing expenses is due primarily to Stub Period operating costs associated with the Data Junction operations subsequent to the acquisition date. We expect sales and marketing expenses in the near term may increase from costs incurred during the three months ended September 30, 2004, as we continue to increase investments in sales and marketing personnel and marketing programs related to the data integration product line acquired in the Data Junction acquisition.

In October 2004, Koen De Witte was named Vice President, Worldwide Marketing. Mr. De Witte joined Pervasive in August 2001 and most recently served as Director of Marketing, EMEAA.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.1 million and $2.6 million in the three months ended September 30, 2003 and 2004, representing 22% and 23% of total revenues, respectively. Research and development expenses increased primarily as a result of costs relating to Data Junction operations during the Stub Period. We anticipate that research and development expenses in the near term may decrease from costs incurred during the three months ended September 30, 2004, as we continue to leverage investments in our offshore development center located in Bangalore, India.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.2 million and $1.1 million in the three months ended September 30, 2003 and 2004, representing 13% and 9% of total revenues, respectively. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended September 30, 2004.

Provision for Income Taxes. Provision for income taxes was approximately $0.2 million and $46,000 in the three months ended September 30, 2003 and 2004, respectively. The provision for income taxes consists primarily of income taxes related to foreign operations and decreased from the comparable period in the prior fiscal year due to a reduction in the withholding requirements associated with license revenues generated in Japan. Income from U.S. operations has been offset by net operating losses carried forward from previous years.

Based on a number of factors, we believe that it is more likely than not, that a substantial amount of our deferred tax assets may not be realized. Accordingly, we have recorded a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the lack of significant earnings history and risks associated with business combinations. We expect to continue to incur foreign taxes associated with our international operations while our domestic income taxes will remain minimal as we utilize substantial net operating losses and foreign tax credits carried forward from previous years.

Liquidity and Capital Resources

Cash used in continuing operations was $0.6 million for the three months ended September 30, 2004. Cash provided by continuing operations was $1.4 million for the three months ended September 30, 2003. Cash used in continuing operations for the three months ended September 30, 2004 resulted primarily from a decrease in accounts payable and other accrued expense, primarily payment of a lease termination fee of $2.3 million and a decrease in deferred revenue, offset by income from continuing operations and a decrease in trade accounts receivable. Cash provided by continuing operations during the comparable period in the prior fiscal year resulted primarily from income from continuing operations and a decrease in prepaid expense and other current assets, offset by a decrease in accounts payable and accrued liabilities.

In December 2003, we used $16.6 million, net of $6.5 million of cash held by Data Junction at the time of the closing of the transaction, and issued 5 million shares of Pervasive common stock to acquire the outstanding shares of Data Junction, including certain acquisition-related costs.

During the first three months of fiscal 2005, we received net proceeds of $5.6 million from the sale or maturity of marketable securities, consisting of various taxable and tax advantaged securities. We received proceeds of $1.0 million, net, in marketable securities during the first three months of fiscal 2004. In addition, we purchased property and equipment totaling approximately $0.2 million in each of the three months ended September 30, 2004 and 2003, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will increase during the current fiscal year as compared to the prior year as a result of capital projects to upgrade certain front and back office systems.

In July 2003, we announced the authorization of a new $5.0 million stock repurchase plan which became effective upon expiration of the previous plan on July 21, 2003. During the three months ended September 30, 2004, we repurchased 209,600 shares of common stock at a cost of approximately $1.3 million.

We are exploring new opportunities to build, license or acquire products and services for introduction to and through our expansive worldwide channel. Any such transactions could cause us to issue dilutive equity securities, reduce our cash and marketable securities, or incur debt or contingent liabilities.

On September 30, 2004, we had $31.1 million in working capital, including $33.1 million in cash, cash equivalents and marketable securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France, England, Italy, Poland and India and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the three months ended September 30, 2004. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2004.

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

In general, our database business is a relatively mature business and our database product, Pervasive.SQL, is experiencing increasing pressure to generate revenue due to a variety of factors, including but not limited to, the length of time since the last major version release of our database product (December 2002), increasing competition and what we believe to be the increasingly negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. Revenue from Pervasive.SQL decreased in the current quarter relative to the comparable period in the prior fiscal year. However, revenue from recently introduced add-on products for our database products, namely AuditMaster and Data Exchange did generate database related revenue in the three months ended September 30, 2004 as we continue to market these add-on products to our large base of database customers. In addition, we believe the integration products we acquired in fiscal year 2004 represent a compelling growth opportunity as we invest in revenue synergies and opportunities presented by the acquired business, combined with our historical database business and channels. A continued reduction in our database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

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

We Depend on Our Indirect Sales Channel

Our failure to grow our indirect sales channel or the loss of a significant number of members of our indirect channel partners would have a material adverse effect on our business, financial condition and operating results. We derive a substantial portion of our revenues from indirect sales through a channel consisting of independent software vendors, value-added resellers, systems integrators, consultants and distributors. Our sales channel could be adversely affected by a number of factors including:

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

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the three months ended September 30, 2004, we derived 41% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

We expect our international operations will continue to place financial and administrative demands on us, including operational complexity associated with international facilities, administrative burdens associated with managing relationships with foreign partners, and treasury functions to manage foreign currency risks and collections. In particular, we have begun to develop products in our new Bangalore, India facility. In order to capitalize on the economic opportunity afforded by developing products in this facility, we must successfully execute new business processes and retain key technical personnel in Austin and India. It is also likely that the company will run parallel processes in many areas of its technical operations in order to assure high quality development and a high standard of customer care. While the long term economic impact created by the India operation is expected to be favorable, these parallel processes could increase our costs in the short term.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various sections of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s annual meeting of the stockholders was held on November 2, 2004.

The following nominees were elected as directors, each to hold office until their three-year term expires or until their successors have been duly elected and qualified, by the vote set forth below:

NOMINEE	FOR	WITHHELD
David R. Bradford	15,172,723	76,107
David Sikora	15,135,048	113,782

The proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending June 30, 2005 was approved by the vote set forth below:

FOR	AGAINST	ABSTAIN
15,127,129	115,252	6,449

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits under Item 601 of Regulation S-K

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000 between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*	1997 Stock Incentive Plan

10.3*	Employee Stock Purchase Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.10**	Lease agreement dated April 2, 1998 between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park

10.11****	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by David Sikora, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by David Sikora, Chief Executive Officer and John Farr, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 28, 2004.

(b)	Reports filed on Form 8-K

On July 20, 2004, the Company filed a Current Report on Form 8-K to report results of operations and financial condition for the quarter ended June 30, 2004.

On September 28, 2004, the Company filed a Current Report on Form 8-K to disclose a new corporate headquarters lease.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2004	PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ John E. Farr
John E. Farr
Chief Financial Officer (Duly Authorized
Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 24, 2000, between the Company and Computershare Trust Company, Inc., as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*	1997 Stock Incentive Plan

10.3*	Employee Stock Purchase Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.10**	Lease agreement dated April 2, 1998 between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park

10.11****	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by David Sikora, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by David Sikora, Chief Executive Officer and John Farr, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 28, 2004.