Form 10-Q/A
period 2004-09-30
PERVASIVE SOFTWARE INC
filed 2004-11-12
CIK 1042821

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of November 3, 2004 there were 22,292,066 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

Explanatory Note

On November 8, 2004 we filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “Original Report”) with the Securities and Exchange Commission. We are filing this amendment to the Original Report to correct the number of shares of our common stock outstanding that was reported on the cover page of the Original Report. We have not made any other changes to the Original Report or to the financial statements included as part of the Original Report.

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

Date: November 12, 2004	PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ John E. Farr
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