Form 10-Q
period 2004-12-31
PERVASIVE SOFTWARE INC
filed 2005-02-09
CIK 1042821

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of February 4, 2005 there were 22,293,078 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2004	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,946	$24,705
Marketable securities	3,721	9,914
Trade accounts receivable, net	7,563	9,348
Prepaid expenses and other current assets	1,605	1,545

Total current assets	43,835	45,512
Property and equipment, net	2,472	2,530
Purchased technology, net	5,925	6,616
Goodwill	39,004	38,955
Other assets	457	255

Total assets	$91,693	$93,868

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$732	$1,283
Accrued payroll and payroll related costs	1,612	2,343
Deferred rent and lease related accruals	514	2,290
Other accrued expenses	3,704	3,677
Deferred revenues	5,202	5,190

Total current liabilities	11,764	14,783

Stockholders’ equity:
Common stock	89,666	90,184
Retained deficit	(9,737)	(11,099)

Total stockholders’ equity	79,929	79,085

Total liabilities and stockholders’ equity	$91,693	$93,868

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Revenues:
Product licenses	$8,856	$9,856	$17,839	$18,162
Services and other	2,736	1,654	5,537	2,739

Total revenue	11,592	11,510	23,376	20,901

Costs and expenses:
Cost of product license revenues	576	374	1,088	587
Cost of service and other revenues	1,115	1,228	2,507	2,273
Sales and marketing	5,475	3,943	10,873	7,297
Research and development	2,799	2,330	5,440	4,387
General and administrative	1,126	1,556	2,217	2,749
Write-off of acquired in-process research and development	—	1,084	—	1,084

Total costs and expenses	11,091	10,515	22,125	18,377

Operating income	501	995	1,251	2,524

Interest and other income, net	108	82	192	174
Income tax provision	(62)	(175)	(108)	(350)

Net income	$547	$902	$1,335	$2,348

Basic earnings per share	$0.02	$0.05	$0.06	$0.13

Diluted earnings per share	$0.02	$0.04	$0.06	$0.12

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended December 31,
	2004	2003
Cash from continuing operations
Net income	$1,335	$2,348
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	1,221	632
Write-off of acquired in-process research and development	—	1,084
Other non cash items	—	76
Change in current assets and liabilities:
Decrease (increase) in trade accounts receivable	1,802	(900)
Decrease (increase) in prepaid expenses and other current assets	(147)	393
Fee paid upon cancellation of office lease	(2,290)	—
Other decrease in accounts payable and accrued liabilities	(860)	(262)
Increase in deferred revenue	16	287

Net cash provided by continuing operations	1,077	3,658

Cash from discontinued operations
Decrease in liabilities of discontinued operations	—	(2)

Net cash used in discontinued operations	—	(2)

Cash from investing activities
Purchase of property and equipment	(430)	(410)
Sales and purchases of marketable securities, net	6,193	388
Investment in business, net of cash acquired	(21)	(16,580)
Decrease (increase) in other assets	(82)	11

Net cash provided by (used in) investing activities	5,660	(16,591)

Cash from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	1,116	511
Purchase of treasury stock	(1,635)	—

Net cash provided by (used in) financing activities	(519)	511

Effect of exchange rate on cash and cash equivalents	23	15

Increase (decrease) in cash and cash equivalents	6,241	(12,409)
Cash and cash equivalents at beginning of period	24,705	31,352

Cash and cash equivalents at end of period	$30,946	$18,944

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(Unaudited)

1. General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All material intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2004, which are contained in the Company’s Annual Report filed on Form 10-K on September 13, 2004 (File No. 000-23043). The results of operations for the three and six month periods ended December 31, 2004 and 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Certain prior period amounts have been reclassified to conform to current period presentation.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Numerator:
Net income	$547	$902	$1,335	$2,348

Denominator:

Denominator for basic earnings per share – weighted average shares	22,298	18,328	22,289	17,546

Effect of dilutive securities - Employee stock options	747	2,399	1,088	2,312

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	23,045	20,727	23,377	19,858

Basic earnings per share	$0.02	$0.05	$0.06	$0.13

Diluted earnings per share	$0.02	$0.04	$0.06	$0.12

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net income	$547	$902	$1,335	$2,348

Foreign currency translation adjustments	89	(30)	27	15

Comprehensive income	$636	$872	$1,362	$2,363

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company is presently reviewing alternative option valuation models for possible use in the future. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended December 31		Six Months Ended December 31
	2004	2003	2004	2003
Net income	$547	$902	$1,335	$2,348
Deduct: Total stock-based employee compensation expense determined under fair value-based method for employee awards	(694)	(958)	(1,561)	(1,929)

Pro forma income (loss)	$(147)	$(56)	$(226)	$419

Basic earnings per share:
As reported	$0.02	$0.05	$0.06	$0.13
Pro forma	$(0.01)	$0.00	$(0.01)	$0.02

Diluted earnings per share:
As reported	$0.02	$0.04	$0.06	$0.12
Pro forma	$(0.01)	$0.00	$(0.01)	$0.02

5. Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” which supersedes Accounting Principle Board Opinion (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, SFAS No. 123, “Accounting for Stock-Based Compensation”, and related implementation guidance. The pronouncement is effective for interim and annual periods beginning after June 15, 2005. Under this pronouncement, stock-based compensation to employees is required to be recognized as a charge to the statement of operations and such charge is to be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. We will adopt the delayed provisions of SFAS 123R during the first quarter of our fiscal year 2006; however, we have not yet decided which of the allowable transition alternatives we will utilize. Our current policy is to not expense share-based compensation; however, we do disclose the effect of this item as currently required by SFAS 123, see Note 4 – Stock Compensation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. Goodwill and Other Intangible Assets

As of December 31, 2004, Pervasive had goodwill in the amount of $39.0 million associated with the acquisition of Data Junction (see Note 7). The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $5.9 million (net of accumulated amortization of $1.6 million) as of December 31, 2004. These intangible assets consist primarily of developed technology, including the value assigned to amortizable intangible assets in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 consisting of $6.3 million of developed technology. The Company is amortizing these assets on a straight-line basis over their estimated useful lives, generally five to ten years. Amortization expense for the three and six months ended December 31, 2004 was $0.3 million and $0.7 million, respectively. Amortization expense for intangible assets for each of the years ended June 30, 2005, 2006, 2007 and 2008 is anticipated to be $1.4 million and for the year ended June 30, 2009 is anticipated to be $0.9 million.

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

The following table represents the Company’s unaudited pro forma results of operations for the three and six months ended December 31, 2003 as if the acquisition of Data Junction had occurred as of the beginning of the applicable period. The pro forma information excludes IPR&D charges of $1.1 million in the three and six months ended December 31, 2003, since it is a nonrecurring charge resulting from the acquisition. The unaudited pro forma financial information has been prepared for comparative purposes only and there can be no assurance that this presentation reflects the results of operations that would have occurred had Data Junction been consolidated with the Company during the applicable periods.

	Three Months Ended December 31		Six Months Ended December 31
	2004	2003	2004	2003
	Historical	Pro forma	Historical	Pro forma
	(in millions, except per share data)
Net revenue	$11.6	$13.7	$23.4	$26.6

Net income	0.5	1.8	1.3	3.6

Diluted earnings per share	$0.02	$0.08	$0.06	$0.15

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

From a strategic perspective, we continue to take important steps to compete in a software market defined by increasing levels of maturation and commoditization. Linux is achieving mainstream adoption as an open source operating system, and we believe open source database software will also become widely adopted. In January 2005, we announced our entry into the mainstream corporate database market with Pervasive Postgres, based on the freely available open source database, PostgreSQL. We believe Pervasive is well positioned among existing public database companies to leverage many years of data management expertise and promote open source adoption in the mainstream corporate database market. We intend to generate revenue from Pervasive Postgres in the form of support subscriptions and professional services. The addition of Pervasive Postgres to our data infrastructure software family now gives us a broad spectrum of database offerings that meets the needs of customers both large and small.

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

On December 4, 2003 we completed the acquisition of Data Junction Corporation (“Data Junction”). The acquisition was made pursuant to an Agreement and Plan of Merger, dated as of August 8, 2003, by and among us, Ramal Acquisition Corp., our wholly owned Delaware subsidiary and Data Junction. The aggregate cash plus share purchase price for all of the common stock of Data Junction was approximately $46.6 million, net of cash acquired from Data Junction (See Note 7 of Notes to the Condensed Consolidated Financial Statements). The results of operations of Data Junction from December 4, 2003 to December 31, 2004 are included in our consolidated results of operations.

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

In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. The new business venture has resulted in improved profitability on sales in Japan as the arrangement allowed us to significantly reduce our costs in Japan. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. Pervasive’s revenues from Japan were $3.0 million and $2.9 million for the six-month periods ended December 31, 2003 and 2004, respectively. In June 2004, we amended our distribution agreement with AG-TECH for an extended three-year period ending June 30, 2007.

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

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Revenues:
Product licenses	76%	86%	76%	87%
Services and other	24	14	24	13

Total revenue	100	100	100	100

Costs and expenses:
Cost of product license revenues	5	3	5	3
Cost of service and other revenues	10	11	11	11
Sales and marketing	47	34	47	35
Research and development	24	20	23	21
General and administrative	10	14	9	13
Write-off of acquired in-process research and development	—	9	—	5

Total costs and expenses	96	91	95	88

Operating income	4	9	5	12
Interest and other income, net	1	1	1	1
Income tax provision	—	(2)	—	(2)

Net income	5%	8%	6%	11%

Revenues

Revenue from our embedded database product, Pervasive.SQL decreased in the current quarter relative to the comparable period in the prior fiscal year. We believe this decrease was due to a variety of factors, including but not limited to, the length of time since the last major version release of our database product (December 2002), increasing competition and what we believe to be the increasingly negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. Revenue from recently introduced add-on products for our database products, namely AuditMaster and Data Exchange, continued to generate database related revenue in the three months ended December 31, 2004 as we continue to market these add-on products to our large base of database customers. In addition, we believe the integration products we acquired in fiscal year 2004 represent an excellent growth opportunity as we invest in revenue synergies and opportunities presented by the acquired business, combined with our historical database business and channels. A continued reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $11.6 million in the three months ended December 31, 2004, an increase of 1% over the $11.5 million reported for the comparable period in the prior fiscal year. Our revenues for the six-month period ending December 31, 2004 increased 12% to $23.4 million as compared to $20.9 million for the comparable period in the prior fiscal year. License and service revenues for the three and six month periods ended December 31, 2004 were the result of a decrease in our embedded database product revenue, offset by the inclusion of Data Junction revenues for the entire three and six month periods ended December 31, 2004.

Our product license revenues were $8.9 million in the three months ended December 31, 2004, a decrease of 10% over the $9.9 million for the comparable period in the prior fiscal year. Our product license revenues for the six-month period ending December 31, 2004 decreased 2% to $17.8 million as compared to $18.2 million for the comparable period in the prior fiscal year. The decrease in product license revenue was primarily due to decreases in our embedded database product revenue, offset partially by the inclusion of license revenue from Data Junction products for the entire three and six month periods ended December 31, 2004.

Licenses of our embedded database software operating on Windows NT or other Microsoft operating systems continue to represent approximately 90% of our database product license revenues. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will increase or decrease in the future.

Our service and other revenues were $2.7 million in the three months ended December 31, 2004, an increase of 65% over the $1.7 million for the comparable period in the prior fiscal year. Our service and other revenues for the six-month period ending December 31, 2004 increased 102% to $5.5 million as compared to $2.7 million for the comparable period in the prior fiscal year. The increase in service and other revenue was primarily due to the inclusion of service and other revenue from Data Junction for the entire three and six month periods ended December 31, 2004.

International revenues, consisting of all revenues from customers located outside of North America, were $4.3 million and $4.2 million in the three months ended December 31, 2003 and 2004, representing 37% and 37% of total revenues, respectively. International revenues were $8.3 million and $9.1 million in the six months ended December 31, 2003 and 2004, representing 40% and 39% of total revenues, respectively. We attribute the increase in international revenue during the first half of fiscal 2005 as compared to the first half of fiscal 2004 primarily to increased database product revenue in Europe during the first half of fiscal 2005. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues was $0.4 million and $0.6 million in the three months ended December 31, 2003 and 2004, representing 3% and 5% of total revenues, respectively. Cost of product license revenues was $0.6 million and $1.1 million for the six-month period ending December 31, 2003 and 2004, representing 3% and 5% of total revenues, respectively. The increase in cost of product license revenues is principally the result of amortization related to the $6.3 million value assigned to developed technology acquired through the Data Junction acquisition. The Data Junction acquisition occurred on December 4, 2003, and accordingly, we began to recognize amortization expense after the acquisition date. We anticipate that cost of product license revenues in the near term will be consistent with costs incurred during the three months ended December 31, 2004.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.2 million and $1.1 million in the three months ended December 31, 2003 and 2004, representing 11% and 10% of total revenues, respectively. Cost of service and other revenues was $2.3 million and $2.5 million for the six-month period ending December 31, 2003 and 2004, representing 11% and 11% of total revenues, respectively. Cost of service and other revenues increased in dollar amount for the six month period ended December 31, 2004 primarily as a result of the inclusion of technical support and consulting personnel and related operating costs associated with the Data Junction operations for the entire six month period ended December 31, 2004, offset by a reduction in total technical support personnel in the first year following the acquisition. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended December 31, 2004.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $3.9 million and $5.5 million in the three months ended December 31, 2003 and 2004, representing 34% and 47% of total revenues, respectively. Sales and marketing expenses were $7.3 million and $10.9 million for the six months ending December 31, 2003 and 2004, representing 35% and 47% of total revenues, respectively. The increase in sales and marketing expenses is due primarily to the inclusion of operating costs associated with the Data Junction operations for the entire three and six month periods ended December 31, 2004. We expect sales and marketing expenses in the near term may increase from costs incurred during the three months ended December 31, 2004, as we continue to increase investments in sales and marketing personnel and marketing programs related to the data integration product line acquired in the Data Junction acquisition, market the next version of our embedded database product, Pervasive.SQL V.9, and invest in demand creation activities related to our open source database initiative, Pervasive Postgres.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.3 million and $2.8 million in the three months ended December 31, 2003 and 2004, representing 20% and 24% of total revenues, respectively. Research and development expenses were $4.4 million and $5.4 million for the six months ended December 31, 2003 and 2004, representing 21% and 23% of total revenues, respectively. Research and development expenses increased primarily as a result of costs relating to the inclusion of Data Junction operations for the entire three and six month periods ended December 31, 2004. We anticipate that research and development expenses in the near term may decrease from costs incurred during the three months ended December 31, 2004, as we continue to leverage investments in our offshore development center located in Bangalore, India.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources, information systems and administrative departments. General and administrative expenses were $1.6 million and $1.1 million in the three months ended December 31, 2003 and 2004, representing 14% and 10% of total revenues, respectively. General and administrative expenses were $2.7 million and $2.2 million for the six months ended December 31, 2003 and 2004, representing 13% and 9% of total revenues, respectively. General and administrative expenses decreased primarily as a result of a non-recurring charge of $0.3 million for the write-off of related party notes receivable in the second quarter of fiscal 2004. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended December 31, 2004.

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

As of the Data Junction acquisition date, this technology had not yet reached technological feasibility and had no alternative uses. The technological feasibility of an in-process product is established when the enterprise has completed all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications. The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology the market rates of return on contributory assets, including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. Given the riskier nature of the cash flows related to the IPRD, a higher discount was warranted, and is based on the cost of equity plus 1000 basis points. The resulting cash flows attributable to the IPRD were discounted at a discount rate of 25.4%. The resulting net cash flows to which this discount rate was applied are based on management’s estimates of revenues, operating expenses, and income taxes from such acquired technology. It is anticipated that, barring unforeseen circumstances, substantially all of the features of Release 9.0 of the Data Junction integration software project are expected to be completed in the third quarter of fiscal year 2005. Some of the risks and uncertainties inherent in the estimated costs to complete the project and the attainment of completion, include, but are not limited to, the difficulty of predicting the duration of product development and the risks that changes in the product requirements will result in unexpected redesign activity.

Provision for Income Taxes. Provision for income taxes was approximately $0.2 million and $0.1 million in the three months ended December 31, 2003 and 2004, respectively. Provision for income taxes was approximately $0.4 million and $0.1 million for the six months ended December 31, 2003 and 2004, respectively. The provision for income taxes consists primarily of income taxes related to foreign operations and decreased from the comparable period in the prior fiscal year due to a reduction in withholding requirements associated with license revenues generated in Japan. Income from U.S. operations has been offset by net operating losses carried forward from previous years.

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

Liquidity and Capital Resources

Cash provided by continuing operations was $1.1 million and $3.7 million for the six months ended December 31, 2004 and 2003, respectively. Cash provided by continuing operations for the six months ended December 31, 2004 decreased primarily due to decreased net income, before non-cash acquisition related charges, and the payment of a lease termination fee of $2.3 million in the quarter ended September 30, 2004.

In December 2003, we used $16.6 million, net of $6.5 million of cash held by Data Junction at the time of the closing of the transaction, and issued 5 million shares of Pervasive common stock to acquire the outstanding shares of Data Junction, including certain acquisition-related costs.

During the first six months of fiscal 2005, we received net proceeds of $6.2 million from the sale or maturity of marketable securities, consisting of various taxable and tax advantaged securities. We received proceeds of $0.4 million, net, in marketable securities during the first six months of fiscal 2004. In addition, we purchased property and equipment totaling approximately $0.4 million and $0.4 million in the six months ended December 31, 2004 and 2003, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures may increase during the current fiscal year as compared to the prior year as a result of possible capital projects to upgrade certain front and back office systems.

In July 2003, we announced the authorization of a new $5.0 million stock repurchase plan which became effective upon expiration of the previous plan on July 21, 2003. During the six months ended December 31, 2004, we repurchased 306,600 shares of common stock at a cost of approximately $1.6 million.

We are exploring new opportunities to build, license or acquire products and services for introduction to and through our expansive worldwide channel. Any such transactions could cause us to issue dilutive equity securities, reduce our cash and marketable securities, or incur debt or contingent liabilities.

On December 31, 2004, we had $32.1 million in working capital, including $34.7 million in cash, cash equivalents and marketable securities.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” which supersedes Accounting Principle Board Opinion (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, SFAS No. 123, “Accounting for Stock-Based Compensation”, and related implementation guidance. The pronouncement is effective for interim and annual periods beginning after June 15, 2005. Under this pronouncement, stock-based compensation to employees is required to be recognized as a charge to the statement of operations and such charge is to be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. We will adopt the delayed provisions of SFAS 123R during the first quarter of our fiscal year 2006; however, we have not yet decided which of the allowable transition alternatives we will utilize. Our current policy is to not expense share-based compensation; however, we do disclose the effect of this item as currently required by SFAS 123, see Note 4 – Stock Compensation, in our Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France, England, Italy and India and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other foreign currencies was not material for the six months ended December 31, 2004. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2004.

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

Our Financial Results May Vary Significantly from Quarter to Quarter

Our operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside of our control. These factors include:

•	fluctuations in demand for our products, upgrades to our products, or our services;

•	fluctuations in the demand for and deployment of client/server applications in which our Pervasive.SQL products are designed to be embedded;

•	fluctuations in demand for our products due to the potential deteriorating economic conditions on our customer base;

•	seasonality of purchases and the timing of product sales and shipments;

•	unexpected delays in introducing new products and services or improvements to existing products and services;

•	new product releases, licensing models or pricing policies by our competitors;

•	acquisitions or mergers involving us, our competitors or customers;

•	our recent acquisition of Data Junction;

•	impact of changes to our product distribution strategy and pricing policies;

•	lack of order backlog;

•	loss of a significant customer or distributor;

•	changes in purchasing and/or payment practices by our distributors or other customers;

•	a reduction in the number of independent software vendors, or ISVs, who embed our products or value-added resellers, or VARs, who sell and deploy our products;

•	changes in the mix of domestic and international sales;

•	impact of changes to our geographic investment levels and business models;

•	changes in the cost of routine business activities, e.g., the increasing cost of directors and officers’ liability insurance premiums;

•	gains or losses associated with discontinued operations;

•	changes in our business plan or strategy;

•	changes in generally accepted accounting principles in the United States; and

•	costs associated with the initial compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Revenue from our embedded database product, Pervasive.SQL decreased in the current quarter relative to the comparable period in the prior fiscal year. We believe this decrease was due to a variety of factors, including but not limited to, the length of time since the last major version release of our database product (December 2002), increasing competition and what we believe to be the increasingly negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. Revenue from recently introduced add-on products for our database products, namely AuditMaster and Data Exchange, continued to generate database related revenue in the three months ended December 31, 2004 as we continue to market these add-on products to our large base of database customers. In addition, we believe the integration products we acquired in fiscal year 2004 represent an excellent growth opportunity as we invest in revenue synergies and opportunities presented by the acquired business, combined with our historical database business and channels. A continued reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

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

We May Face Problems in Connection With Past Acquisitions, Joint Ventures or Licensing Arrangements Other than the Recent Acquisition of Data Junction

In January 2005, we entered into an offshore development, support and services agreement with Aztec Software and Technologies Limited, an outsourcing company based in Bangalore, India. Pursuant to the agreement, Aztec will provide certain enhancements to Pervasive Postgres and certain levels of support to our customers who have entered into support agreements with us related to Pervasive Postgres. We cannot be certain that we will be successful in the promotion of Pervasive Postgres or that end users will purchase our annual subscriptions for support. It is possible that our efforts to promote and support Pervasive Postgres may divert the attention of management away from our other products and that we may not realize the strategic and operational benefits and objectives we had anticipated, including, greater revenue and market opportunities. Any of these factors may have a material adverse effect on our business, operating results and financial condition.

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

In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. While this venture has been successful to date, we cannot be certain that this venture will continue to be successful, which could result in our inability to successfully operate in Japan. In addition, as a part of our venture, we executed a three year master distributor agreement with AG-TECH, the initial term of which expired June 30, 2004. This agreement has been renewed for an additional three-year term which expires June 30, 2007. We cannot be certain that we will continue to be able to renew our agreement with AG-TECH on terms and conditions at least as favorable to Pervasive as those contained in our present agreement. Further, we may be unable to maintain or increase Japanese market demand for our products.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account For a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the six months ended December 31, 2004, two distributors combined accounted for an aggregate of approximately 17% of our revenues, as compared to the six months ended December 31, 2003, when two distributors accounted for an aggregate of approximately 19% of our revenues. Additionally, we estimate that approximately 20% of our revenues in the fiscal year ended June 30, 2004 were from sales related to accounting software applications. Furthermore, there is currently consolidation taking place among our ISVs that could narrow the number of customers who sell our products. For example, one of our ISVs, The Sage Group plc, has acquired Timberline Software Corporation, Softline Limited, and ACCPAC International Inc., three of our ISVs. These four ISVs together represented approximately 10% of our revenues in fiscal 2004. Accordingly, our sales to The Sage Group plc could constitute 10% or more of our revenues in the future. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

We cannot be certain we will be able to continue to attract additional indirect channel partners or retain our current partners. In addition, we cannot be certain our competitors will not attempt to recruit certain of our current or future partners. For example, in December 2000, Microsoft (a competitor) acquired Great Plains Software (an OEM that embeds our product into certain of its products and also a channel partner). This may have had, and any similar transactions may have, an adverse effect on our ability to attract and retain partners.

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

Further, in December 2000, Microsoft acquired Great Plains Software, a channel partner of Pervasive. This may have had, and any similar transactions may have, an adverse effect on our ability to compete effectively.

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

We Face Significant Competition From Other Companies

We encounter competition for our embedded database products primarily from large, public companies, including Microsoft, Oracle, Sybase, IBM and Progress. In particular, Sybase’s small memory footprint database software product, Adaptive Server Anywhere, and Microsoft’s product, SQL Server, directly compete with our products. Further, our recently announced Pervasive Postgres initiative competes directly with corporate database solutions sold by the companies listed above. And, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established or emerging companies providing database products based on existing, new or open-source technologies.

Open-source software, which is an emerging trend in the software marketplace, may impact our business as interest, demand and use increases in the database segment and poses a challenge to our business model, including recent efforts by proponents of open-source software to convince governments worldwide to mandate the use of open-source software in their purchase and deployments of software products. Firms adopting the open-source software model typically provide customers software produced by loosely associated groups of unpaid programmers and made available for license to end users at nominal cost, and earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. Because the present demand for open-source database software is largely concentrated in major corporations, our embedded database business has not been adversely affected to date. However, it is likely that increased adoption of Linux will drive heightened interest in other more mature software categories such as database and certain business applications. Our recently announced open-source software initiative, Pervasive Postgres, is our response to the emerging trend in open source software in the corporate database market. To the extent competing open-source software products gain increasing market acceptance, sales of our products may decline, we may have to reduce prices we charge for our products, and our revenue and operating margins may decline. Mass adoption of open source databases in the SME market could have a material adverse impact on our database business.

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

We Are Susceptible to a Shift in the Market for Client/Server Applications Toward Web-Based Applications

We have derived substantially all of our historical embedded database product revenues from the use of our products in client/server applications. We expect to rely on continued market demand for client/server applications indefinitely. However, we believe market demand may shift from client/server applications to Web-based applications. If so, this shift could occur before our product line has achieved market acceptance for use in Web-based applications. In addition, we cannot be certain that our existing client/server developers will migrate to Web-based applications and continue to use our products or that other developers of Web-based applications would select our data management products. Further, this shift could result in a change in revenue models from licensing of client/server and Web-based applications to renting of applications from application service providers. A decrease in client/server application sales coupled with an inability to derive revenues from the Web-based application market could have a material adverse effect on our business, operating results and financial condition.

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the three months ended December 31, 2004, we derived 37% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report on Form 10-K for the fiscal year ended June 30, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Public Company Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of June 30, 2005 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and the operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported in a timely manner.

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

PART II. OTHER INFORMATION

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 22, 2004 to October 29, 2004	72,000	$3.95	1,244,838	$3,463,000
November 1, 2004	25,000	$3.93	1,269,838	$3,365,000

Total	97,000		1,269,838	$3,365,000

In July 2003, we announced the authorization of a new $5.0 million stock repurchase plan which became effective upon expiration of the previous plan on July 21, 2003. During the second quarter of fiscal 2005, we repurchased 97,000 shares under this announced plan. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits under Item 601 of Regulation S-K

	2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

	3.1*	Restated Certificate of Incorporation

	3.2*	Bylaws of the Company

	4.1*	Reference is made to Exhibits 3.1 and 3.2

	4.2*	Specimen Common Stock certificate

	4.3***	Rights Agreement dated October 20, 2000 between the Company and Computershare Trust Company, Inc. as Rights Agent

	10.1*	Form of Indemnification Agreement

	10.2*	1997 Stock Incentive Plan

	10.3*	Employee Stock Purchase Plan

	10.4*	First Amended and Restated 1994 Incentive Plan

	10.10**	Lease agreement dated April 2, 1998 between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park

	10.11****	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

	31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by David Sikora, Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Financial Officer

	32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by David Sikora, Chief Executive Officer and John Farr, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 28, 2004.

(b	)	Reports filed on Form 8-K

On October 19, 2004, the Company filed a Current Report on Form 8-K to report results of operations and financial condition for the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2005	PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ John E. Farr
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