Form 10-Q
period 2005-03-31
PERVASIVE SOFTWARE INC
filed 2005-05-10
CIK 1042821

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 4, 2005 there were 22,391,069 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,489	$24,705
Marketable securities	3,752	9,914
Trade accounts receivable, net	8,171	9,348
Prepaid expenses and other current assets	1,744	1,545

Total current assets	46,156	45,512
Property and equipment, net	2,443	2,530
Purchased technology, net	5,580	6,616
Goodwill	39,001	38,955
Other assets	509	255

Total assets	$93,689	$93,868

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,042	$1,283
Accrued payroll and payroll related costs	1,963	2,343
Deferred rent and lease related accruals	771	2,290
Other accrued expenses	3,681	3,677
Deferred revenues	5,365	5,190

Total current liabilities	12,822	14,783

Stockholders’ equity:
Common stock	89,644	90,184
Retained deficit	(8,777)	(11,099)

Total stockholders’ equity	80,867	79,085

Total liabilities and stockholders’ equity	$93,689	$93,868

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Revenues:
Product licenses	$9,665	$11,147	$27,505	$29,309
Services and other	2,749	3,055	8,285	5,794

Total revenue	12,414	14,202	35,790	35,103

Costs and expenses:
Cost of product license revenues	605	553	1,692	1,139
Cost of service and other revenues	1,310	1,627	3,817	3,899
Sales and marketing	5,416	5,621	16,289	12,918
Research and development	2,971	2,768	8,411	7,156
General and administrative	1,209	1,166	3,426	3,916
Write-off of acquired in-process research and development	—	—	—	1,084

Total costs and expenses	11,511	11,735	33,635	30,112

Operating income	903	2,467	2,155	4,991

Interest and other income, net	146	47	337	221
Income tax provision	(70)	(200)	(178)	(550)

Net income	$979	$2,314	$2,314	$4,662

Basic earnings per share	$0.04	$0.11	$0.10	$0.25

Diluted earnings per share	$0.04	$0.10	$0.10	$0.22

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended March 31,
	2005	2004
Cash from operations
Net income	$2,314	$4,662
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,836	1,213
Write-off of acquired in-process research and development	—	1,084
Other non cash items	—	86
Change in current assets and liabilities:
(Increase) decrease in trade accounts receivable	1,193	(1,454)
(Increase) decrease in prepaid expenses and other current assets	(281)	267
Fee paid upon cancellation of office lease	(2,290)	—
Increase in accounts payable and accrued liabilities	64	699
Increase (decrease) in deferred revenue	175	(106)

Net cash provided by operations	3,011	6,451

Cash from investing activities
Purchase of property and equipment	(683)	(657)
Sales and purchases of marketable securities, net	6,162	1,850
Investment in business, net of cash acquired	(21)	(16,575)
(Increase) decrease in other assets	(135)	23

Net cash provided by (used in) investing activities	5,323	(15,359)

Cash from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	1,308	1,057
Acquisition of treasury stock	(1,848)	—

Net cash provided by (used in) financing activities	(540)	1,057

Effect of exchange rate on cash and cash equivalents	(10)	19

Increase (decrease) in cash and cash equivalents	7,784	(7,832)
Cash and cash equivalents at beginning of period	24,705	31,352

Cash and cash equivalents at end of period	$32,489	$23,520

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

1. General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All material intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2004, which are contained in the Company’s Annual Report filed on Form 10-K on September 13, 2004 (File No. 000-23043). The results of operations for the three and nine-month periods ended March 31, 2005 and 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Certain prior period amounts have been reclassified to conform to current period presentation.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Numerator:
Net income	$979	$2,314	$2,314	$4,662

Denominator:
Denominator for basic earnings per share – weighted average shares	22,284	21,985	22,287	19,015

Effect of dilutive securities – Employee stock options	870	2,243	1,044	2,285

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	23,154	24,228	23,331	21,300

Basic earnings per share	$0.04	$0.11	$0.10	$0.25

Diluted earnings per share	$0.04	$0.10	$0.10	$0.22

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net income	$979	$2,314	$2,314	$4,662
Foreign currency translation adjustments	(19)	84	8	110
Unrealized loss on investments	(13)	—	(13)	—

Comprehensive income	$947	$2,398	$2,309	$4,772

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31		Nine Months Ended March 31
	2005	2004	2005	2004
Net income	$979	$2,314	$2,314	$4,662
Deduct: Total stock-based employee compensation expense determined under fair value-based method for employee awards	(923)	(1,067)	(2,484)	(2,997)

Pro forma income (loss)	$56	$1,247	$(170)	$1,665

Basic earnings per share:
As reported	$0.04	$0.11	$0.10	$0.25
Pro forma	$—	$0.06	$(0.01)	$0.09

Diluted earnings per share:
As reported	$0.04	$0.10	$0.10	$0.22
Pro forma	$—	$0.05	$(0.01)	$0.08

5. Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” which supersedes Accounting Principle Board Opinion (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, SFAS No. 123, “Accounting for Stock-Based Compensation”, and related implementation guidance. The pronouncement is effective for the Company for interim and annual periods beginning after June 15, 2005. Under this pronouncement, stock-based compensation to employees is required to be recognized as a charge to the statement of operations and such charge is to be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. We will adopt the delayed provisions of SFAS 123R during the first quarter of our fiscal year 2006; however, we have not yet decided which of the allowable transition alternatives we will utilize. Our current policy is to not expense share-based compensation; however, we do disclose the effect of this item as currently required by SFAS 123, see Note 4 – Stock Compensation. We expect the adoption of SFAS 123R could have a significant impact on our results of operations, but we do not expect such adoption to have a significant impact on our financial position or liquidity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. Goodwill and Other Intangible Assets

As of March 31, 2005, Pervasive had goodwill in the amount of $39.0 million associated with the acquisition of Data Junction (see Note 7). The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $5.6 million (net of accumulated amortization of $1.9 million) as of March 31, 2005. These intangible assets consist primarily of developed technology, including the value assigned to amortizable intangible assets in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 consisting of $6.3 million of developed technology. The Company is amortizing these assets on a straight-line basis over their estimated useful lives, generally five to ten years. Amortization expense for the three and nine months ended March 31, 2005 was $0.3 million and $1.0 million, respectively. Amortization expense for intangible assets for each of the years ended June 30, 2005, 2006, 2007 and 2008 is anticipated to be $1.4 million and for the year ended June 30, 2009 is anticipated to be $0.9 million.

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

The following table represents the Company’s unaudited pro forma results of operations for the nine months ended March 31, 2004 as if the acquisition of Data Junction had occurred as of the beginning of the applicable period. The pro forma information excludes IPR&D charges of $1.1 million in the nine months ended March 31, 2004, since it is a nonrecurring charge resulting from the acquisition. The unaudited pro forma financial information has been prepared for comparative purposes only and there can be no assurance that this presentation reflects the results of operations that would have occurred had Data Junction been consolidated with the Company during the applicable periods.

	Nine Months Ended March 31
	2005	2004
	Historical	Pro forma
	(in millions, except per share data)
Net revenue	$35.8	$40.8

Net income	2.3	5.9

Diluted earnings per share	$0.10	$0.25

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

On December 4, 2003 we completed the acquisition of Data Junction Corporation (“Data Junction”). The acquisition was made pursuant to an Agreement and Plan of Merger, dated as of August 8, 2003, by and among us, Ramal Acquisition Corp., our wholly owned Delaware subsidiary and Data Junction. The aggregate cash plus share purchase price for all of the common stock of Data Junction was approximately $46.6 million, net of cash acquired from Data Junction (See Note 7 of Notes to the Condensed Consolidated Financial Statements). The results of integration product operations, acquired in the Data Junction acquisition, from December 4, 2003 to March 31, 2005 are included in our consolidated results of operations.

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

In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive. SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. The new business venture has resulted in improved profitability on sales in Japan as the arrangement allowed us to significantly reduce our costs in Japan. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. Pervasive’s revenues from Japan were $4.8 million and $4.7 million for the nine-month periods ended March 31, 2004 and 2005, respectively. In June 2004, we amended our distribution agreement with AG-TECH for an extended three-year period ending June 30, 2007.

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

Sales Returns and Bad Debt Reserves – We reserve for the cost of estimated sales returns, stock rotation and price protection rights as well as uncollectible accounts based on experience.

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

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Revenues:
Product licenses	78%	78%	77%	83%
Services and other	22	22	23	17

Total revenue	100	100	100	100

Costs and expenses:
Cost of product license revenues	5	4	5	3
Cost of service and other revenues	10	11	11	11
Sales and marketing	44	41	45	38
Research and development	24	19	23	20
General and administrative	10	8	10	11
Write-off of acquired in-process research and development	—	—	—	3

Total costs and expenses	93	83	94	86

Operating income	7	17	6	14
Interest and other income, net	1	—	1	1
Income tax provision	—	(1)	(1)	(2)

Net income	8%	16%	6%	13%

Revenues

Revenue from our embedded database product, Pervasive.SQL decreased in the current quarter relative to the comparable period in the prior fiscal year. We believe this decrease was due to a variety of factors, including but not limited to, the length of time since the last major version release of our embedded database product (Version 8 in December 2002), increasing competition and what we believe to be the increasingly negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. Revenue from recently introduced add-on products for our database products, namely AuditMaster and Data Exchange, continued to generate database related revenue in the three months ended March 31, 2005 as we continue to market these add-on products to our large base of database customers. In addition, we believe the integration products we acquired in fiscal year 2004 represent an excellent growth opportunity as we invest in revenue synergies and opportunities presented by the acquired business, combined with our historical database business and channels. On March 15, 2005, we announced the release of Version 9 of our embedded database product. A continued reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $12.4 million in the three months ended March 31, 2005, a decrease of 13% from the $14.2 million reported for the comparable period in the prior fiscal year. Revenues decreased for the three-month period ended March 31, 2005 primarily due to a decrease in our embedded database product revenue. Our revenues for the nine-month period ending March 31, 2005 increased 2% to $35.8 million as compared to $35.1 million for the comparable period in the prior fiscal year. Revenues for the nine-month period ended March 31, 2005 were the result of a decrease in our embedded database revenues, offset by the inclusion of our integration product revenues for the entire nine-month period ended March 31, 2005.

Our product license revenues were $9.7 million in the three months ended March 31, 2005, a decrease of 13% from the $11.1 million for the comparable period in the prior fiscal year. The decrease in product license revenue for the three-month period ended March 31, 2005, was primarily due to decreases in our embedded database product revenue. Our product license revenues for the nine-month period ending March 31, 2005 decreased 6% to $27.5 million as compared to $29.3 million for the comparable period in the prior fiscal year. The decrease in product license revenue for the nine-month period ended March 31, 2005, was primarily due to decreases in our embedded database product revenue, offset partially by the inclusion of license revenue from our integration products for the entire nine-month period ended March 31, 2005.

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

Our service and other revenues were $2.7 million in the three months ended March 31, 2005, a decrease of 10% from the $3.1 million for the comparable period in the prior fiscal year. The decrease in service and other revenues for the three-month period ended March 31, 2005 was primarily due to a decrease in our revenue from professional services engagements during the quarter. Our service and other revenues for the nine-month period ending March 31, 2005 increased 43% to $8.3 million as compared to $5.8 million for the comparable period in the prior fiscal year. The increase in service and other revenue for the nine-month period ended March 31, 2005 was primarily due to the inclusion of service and other revenue from our integration products for the entire nine-month period ended March 31, 2005.

International revenues, consisting of all revenues from customers located outside of North America, were $4.9 million and $4.4 million in the three months ended March 31, 2004 and 2005, representing 34% and 36% of total revenues, respectively. We attribute the decrease in international revenue during the three-month period ended March 31, 2005, to decreased database revenue in Europe, offset partially by increased integration product revenue in Europe during the quarter. International revenues were $13.2 million and $13.6 million in the nine months ended March 31, 2004 and 2005, representing 37% and 38% of total revenues, respectively. We attribute the increase in international revenue during the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 primarily to increased database revenue in Europe and inclusion of international integration product revenues for the entire nine-month period ended March 31, 2005. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues was $0.6 million and $0.6 million in the three months ended March 31, 2004 and 2005, representing 4% and 5% of total revenues, respectively. Cost of product license revenues was $1.1 million and $1.7 million for the nine-month period ending March 31, 2004 and 2005, representing 3% and 5% of total revenues, respectively. The increase in cost of product license revenues is principally the result of amortization related to the $6.3 million value assigned to developed technology acquired through the Data Junction acquisition. The Data Junction acquisition occurred in the second quarter of fiscal 2004, and accordingly, we began to recognize amortization expense after the acquisition date. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the three months ended March 31, 2005.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.6 million and $1.3 million in the three months ended March 31, 2004 and 2005, representing 11% and 10% of total revenues, respectively. Cost of service and other revenues was $3.9 million and $3.8 million for the nine-month period ending March 31, 2004 and 2005, representing 11% of total revenues for both periods. Cost of service and other revenues decreased in dollar amount for the three months ended March 31, 2005 primarily as a result of a decrease in technical support and consulting personnel and related operating costs. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended March 31, 2005.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $5.6 million and $5.4 million in the three months ended March 31, 2004 and 2005, representing 41% and 44% of total revenues, respectively. Sales and marketing expenses were $12.9 million and $16.3 million for the nine months ending March 31, 2004 and 2005, representing 38% and 45 % of total revenues, respectively. The increase in sales and marketing expenses for the nine-month period ended March 31, 2005 is due primarily to the inclusion of operating costs associated with the integration product operations for the entire nine-month period ended March 31, 2005. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended March 31, 2005, as we continue to invest in sales and marketing personnel and marketing programs related to the data integration product line acquired in the Data Junction acquisition, market the newest version of our embedded database, Pervasive.SQL V9, and invest in demand creation activities related to our open source database initiative, Pervasive Postgres.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.8 million and $3.0 million in the three months ended March 31, 2004 and 2005, representing 19% and 24% of total revenues, respectively. Research and development expenses were $7.2 million and $8.4 million for the nine months ended March 31, 2004 and 2005, representing 20% and 23% of revenues, respectively. Research and development expenses for the nine-month period ended March 31, 2005 increased primarily as a result of the inclusion of costs relating to integration product operations for the entire nine-month period ended March 31, 2005. We anticipate that research and development expenses in the near term will decrease from costs incurred during the three months ended March 31, 2005, as we continue to leverage investments in our offshore development center located in Bangalore, India.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.2 million and $1.2 million in the three months ended March 31, 2004 and 2005, representing 8% and 10% of total revenues, respectively. General and administrative expenses were $3.9 million and $3.4 million for the nine months ended March 31, 2004 and 2005, representing 11% and 10% of total revenues, respectively. General and administrative expenses decreased for the nine-month period ended March 31, 2005, primarily as a result of a non-recurring charge of $0.3 million for the write-off of related party notes receivable in the second quarter of fiscal 2004. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended March 31, 2005.

The write-off of related party notes receivable in the second quarter of fiscal 2004 totaled approximately $0.3 million, and was included in general and administrative expenses. These notes receivable, dated July 2001 and March 2002, were written off in accordance with the original terms of the note agreements with our former Chairman of the Board and Chief Executive Officer Ron Harris. The terms of the original notes required the forgiveness of the balance of the notes in the event Mr. Harris’ service to the Company ended under certain conditions. With the expiration and non-renewal of Mr. Harris’ term as a Director of the Company at the 2003 Annual Shareholders Meeting on December 3, 2003, and with the absence of any other agreement calling for the continued service of Mr. Harris to the Company, the conditions for forgiveness of the notes were met.

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

As of the Data Junction acquisition date, this technology had not yet reached technological feasibility and had no alternative uses. The technological feasibility of an in-process product is established when the enterprise has completed all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications. The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology the market rates of return on contributory assets, including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. Given the riskier nature of the cash flows related to the IPRD, a higher discount was warranted, and is based on the cost of equity plus 1000 basis points. The resulting cash flows attributable to the IPRD were discounted at a discount rate of 25.4%. The resulting net cash flows to which this discount rate was applied are based on management’s estimates of revenues, operating expenses, and income taxes from such acquired technology. Many of the features of Release 9.0 of the Data Junction integration software project have now been released in the form of various add-on products to the core Data Junction technology. Some of the risks and uncertainties inherent in the estimated costs to complete all elements of the project and the attainment of completion, include, but are not limited to, the difficulty of predicting the duration of product development and the risks that changes in the product requirements will result in unexpected redesign activity.

Provision for Income Taxes. Provision for income taxes was approximately $0.2 million and $0.1 million in the three months ended March 31, 2004 and 2005, respectively. Provision for income taxes was approximately $0.6 million and $0.2 million for the nine months ended March 31, 2004 and 2005, respectively. The provision for income taxes consists primarily of income taxes related to foreign operations and decreased from the comparable period in the prior fiscal year due to a reduction in withholding requirements associated with license revenues generated in Japan. Income from U.S. operations has been offset by net operating losses carried forward from previous years.

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

Liquidity and Capital Resources

Cash provided by operations was $6.5 million and $3.0 million for the nine months ended March 31, 2004 and 2005, respectively. Cash provided by operations for the nine months ended March 31, 2005 decreased primarily due to decreased net income, before non-cash acquisition related charges, and the payment of a lease termination fee of $2.3 million in the quarter ended September 30, 2004.

In December 2003, we used $16.6 million, net of $6.5 million of cash held by Data Junction at the time of the closing of the transaction, and issued 5 million shares of Pervasive common stock to acquire the outstanding shares of Data Junction, including certain acquisition-related costs.

During the first nine months of fiscal 2005, we received net proceeds of $6.2 million from the sale or maturity of marketable securities, consisting of various taxable and tax advantaged securities. We received proceeds of $1.9 million, net, in marketable securities during the first nine months of fiscal 2004. In addition, we purchased property and equipment totaling approximately $0.7 million in the nine months ended March 31, 2004 and 2005. This property consisted primarily of computer hardware and software. We expect that our capital expenditures may increase during the current fiscal year as compared to the prior year as a result of possible capital projects to upgrade certain front and back office systems.

In July 2003, we announced the authorization of a new $5.0 million stock repurchase plan which became effective upon expiration of the previous plan on July 21, 2003. During the nine months ended March 31, 2005, we repurchased 359,700 shares of common stock at a cost of approximately $1.8 million.

During the nine months ended March 31, 2005 and 2004, we received approximately $1.3 million and $1.1 million, respectively, in proceeds from the exercise of stock options and our employee stock purchase plan resulting in the issuance of shares of our common stock of approximately 422,000 and 357,000 for the nine-month periods ended March 31, 2005 and 2004, respectively.

We are exploring new opportunities to build, license or acquire products and services for introduction to and through our expansive worldwide channel. Any such transactions could cause us to issue dilutive equity securities, reduce our cash and marketable securities, or incur debt or contingent liabilities.

On March 31, 2005, we had $33.3 million in working capital, including $36.2 million in cash, cash equivalents and marketable securities.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” which supersedes Accounting Principle Board Opinion (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, SFAS No. 123, “Accounting for Stock-Based Compensation”, and related implementation guidance. The pronouncement is effective for interim and annual periods beginning after June 15, 2005. Under this pronouncement, stock-based compensation to employees is required to be recognized as a charge to the statement of operations and such charge is to be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. We will adopt the delayed provisions of SFAS 123R during the first quarter of our fiscal year 2006; however, we have not yet decided which of the allowable transition alternatives we will utilize. Our current policy is to not expense share-based compensation; however, we do disclose the effect of this item as currently required by SFAS 123, see Note 4 – Stock Compensation, in our Notes to Condensed Consolidated Financial Statements. We expect the adoption of SFAS 123R could have a significant impact on our results of operations, but we do not expect such adoption to have a significant impact on our financial position or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France, United Kingdom, and Poland and conduct transactions in the local currency of each location. If the U.S. dollar to euro rate had remained unchanged throughout the first nine months of fiscal year 2005, the result would have been an increase in operating income of approximately $0.3 million. The impact of fluctuations in the relative value of other foreign currencies was not material for the nine months ended March 31, 2005. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2004.

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

Our Financial Results May Vary Significantly from Quarter to Quarter

Our operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside of our control. These factors include:

•	fluctuations in demand for our products, upgrades to our products, or our services;

•	fluctuations in the demand for and deployment of client/server applications in which our Pervasive.SQL products are designed to be embedded;

•	fluctuations in demand for our products due to the potential deteriorating economic conditions on our customer base;

•	seasonality of purchases and the timing of product sales and shipments;

•	unexpected delays in introducing new products and services or improvements to existing products and services;

•	new product releases, licensing models or pricing policies by our competitors;

•	acquisitions or mergers involving us, our competitors or customers;

•	our acquisition of Data Junction;

•	impact of changes to our product distribution strategy and pricing policies;

•	lack of order backlog;

•	loss of a significant customer or distributor;

•	changes in purchasing and/or payment practices by our distributors or other customers;

•	a reduction in the number of independent software vendors, or ISVs, who embed our products or value-added resellers, or VARs, who sell and deploy our products;

•	changes in the mix of domestic and international sales;

•	impact of changes to our geographic investment levels and business models;

•	changes in the cost of routine business activities, e.g., the increasing cost of directors and officers’ liability insurance premiums;

•	gains or losses associated with discontinued operations;

•	changes in our business plan or strategy;

•	changes in generally accepted accounting principles in the United States; and

•	costs associated with the initial compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Our Performance Depends on Market Acceptance of Pervasive.SQL

We derive a substantial portion of our revenues from the license of our Pervasive.SQL products. Continued market acceptance of Pervasive.SQL may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and demand for applications of the type built on our products. Market acceptance of Pervasive.SQL V9 (released March 15, 2005) and future upgrades also may be influenced by factors in our control such as product quality, relative demand for feature and functionality upgrades and any future product announcements or price changes.

Revenue from our embedded database product, Pervasive.SQL, decreased in the current quarter relative to the comparable period in the prior fiscal year. We believe this decrease was due to a variety of factors, including but not limited to, the length of time since the last major version release of our database product (Version 8 in December 2002), increasing competition and what we believe to be the increasingly negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. Revenue from recently introduced add-on products for our database products, namely AuditMaster and Data Exchange, continued to generate database related revenue in the three months ended March 31, 2005 as we continue to market these add-on products to our large base of database customers. In addition, we believe the integration products we acquired in fiscal year 2004 represent an excellent growth opportunity as we invest in revenue synergies and opportunities presented by the acquired business, combined with our historical database business and channels. A continued reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

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

We May Face Problems with Our Acquisition of Data Junction Corporation

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

There May be Sales of Substantial Amounts of Pervasive Common Stock after the Merger, which could cause Our Stock Price to Fall

A substantially large number of shares of our common stock may be sold into the public market within a short period of time following the closing of the merger. As a result, our stock price could fall. Of the approximately 5,000,000 shares of our common stock issued in connection with this merger, approximately 203,000 shares were immediately available for resale by the former shareholders of Data Junction and approximately 4,797,000 shares of our common stock are subject to “lock-up” agreements that restrict the timing of the resale of these shares. Under the lock-up agreements, the shares were released and available for sale in the public market 270 days after the closing date of the merger. However, approximately 4,652,000 of the 4,797,000 shares of our common stock subject to “lock-up” agreements may only be sold in compliance with the time, manner and volume limitations of Rule 144 for a period of two years from such holder’s last day of employment with Pervasive or five years from the closing, whichever is later. A sale of a large number of shares of our common stock could therefore result in a sharp decline in our stock price. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account For a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the nine months ended March 31, 2005, one distributor (our joint venture partner in Japan, AG-TECH Corporation) accounted for an aggregate of approximately 13% of our revenues, as compared to 14% in the nine months ended March 31, 2004. Additionally, we estimate that approximately 20% of our revenues in the fiscal year ended June 30, 2004 were from sales related to accounting software applications. Furthermore, there is currently consolidation taking place among our ISVs that could narrow the number of customers who sell our products. For example, one of our ISVs, The Sage Group plc, has acquired Timberline Software Corporation, Softline Limited, and ACCPAC International Inc., three of our ISVs. These four ISVs together represented approximately 10% of our revenues in fiscal 2004. Accordingly, our sales to The Sage Group plc could constitute 10% or more of our revenues in the future. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the three months ended March 31, 2005, we derived 36% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

PART II. OTHER INFORMATION

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 21, 2005 to January 29, 2005	53,100	$4.03	1,322,938	$3,151,000

Total	53,100		1,322,938	$3,151,000

In July 2003, we announced the authorization of a new $5.0 million stock repurchase plan which became effective upon expiration of the previous plan on July 21, 2003. During the third quarter of fiscal 2005, we repurchased 53,100 shares under this announced plan. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

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

Date: May 9, 2005	PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ John E. Farr
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