Form 10-K
period 2005-06-30
PERVASIVE SOFTWARE INC
filed 2005-09-13
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

(1)        Yes       ✓       No

(2)        Yes       ✓       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

As of December 31, 2004 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $77,263,380. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2005 there were 22,452,181 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s Annual Meeting of Stockholders to be held on November 1, 2005.

PERVASIVE SOFTWARE INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED

JUNE 30, 2005

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

Our flagship Pervasive.SQL database, offering unparalleled data management technology combined with very low TCO, has more than 6 million server seats licensed since inception in 1994. The full data management product line also includes specific solutions for data movement and synchronization, and addresses security challenges related to data integrity, accountability, continuity and availability throughout the data life cycle. The product line is designed for integration by ISVs into client/server, Web and mobile applications and is predominantly sold to SMEs, which typically have environments with little to no information technology (IT) infrastructure, and require self-tuning, low-administration products.

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

Our open source database management solution, Pervasive Postgres, is a commercial distribution of PostgreSQL, offering enterprise-ready core database technology. Pervasive Postgres is targeted to mainstream businesses that require a high-quality relational database management solution at a low cost. Users can select Pervasive Postgres for brand new business and web applications, as well as for database migrations from other proprietary databases. Most open source databases fail to meet required business needs, and most open source database providers lack the experience to successfully service and support the technology. While companies increasingly consider open source databases as an alternative for managing their data, they require functionality and reliable support before making a commitment. We believe that a scalable, low TCO corporate database that is fully supported by an experienced database provider is the best solution for budget-conscious, data-demanding businesses of all sizes. Pervasive Postgres is just such an open source database solution.

Our strength is evidenced by the size and diversity of our customer base, serving tens of thousands of customers in virtually every industry and market around the world. We sell products in more than 150 countries through direct sales and channel distribution. Our customer base of more than 35,000 customers includes a distribution channel of more than 10,000 ISVs, developers, VARs, systems integrators and partners who have built or deployed applications on top of our data management platform. We also have a customer base of more than 25,000 end users for our integration products and services. Founded in 1994, Pervasive is headquartered in Austin, Texas, with international offices in Brussels; Frankfurt; London; Paris and Bangalore; and a joint venture in Japan.

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

We believe the acquisition of Data Junction brought important data integration and transformation technologies and products, which are highly complementary to Pervasive’s existing data management products, expertise and customer base. The acquisition significantly advanced Pervasive’s strategy to be the global value leader in data infrastructure software, enabling more than 25,000 businesses, such as major corporations, systems integrators and software vendors, to capitalize on their data investments. Winner of more than 20 major industry awards, Data Junction was a market leader in innovative integration technology, helping customers quickly and cost-effectively connect disparate data sources. Primary integration products include a comprehensive set of visual design tools for rapidly building and testing data integration processes that work with hundreds of data formats and applications. This enables design with total control over all aspects of the integration project—from creating integration maps to managing complex, event-driven flow of inter-application messages and EDI processes.

Introduction of Pervasive Postgres

On January 10, 2005, we introduced Pervasive Postgres, a commercial distribution of open source database, PostgreSQL. Pervasive Postgres is the first integrated set of open source software and services from an established, public database company designed to remove significant barriers to adoption and help enterprises benefit from open source database technology. The Pervasive solution allows corporate customers to confidently adopt a superior open source database from a reputable source, a public company with a 20-year history in delivering high-quality, low cost data management products to tens of thousands of customers around the world.

PostgreSQL is a leading open source database, offering enterprise-ready core technology like views, triggers, stored procedures and security, and is released under the business-friendly BSD license, allowing royalty-free use within commercial settings. Pervasive Postgres offers formal support, a clear roadmap and technological enhancements designed to help reduce the costs and remove barriers facing open source adoption, ensuring that PostgreSQL is suitable for more users. Pervasive Postgres takes advantage of Pervasive Software-driven critical development enhancements to the base PostgreSQL product, such as seamless automated installation and easy to use administration tools that accelerate time-to-value and provide corporate users with a cost-effective platform on which to build applications.

With the commercial backing, superior services, award-winning support and development enhancements from Pervasive Software, Pervasive Postgres is the most advanced and consumable open source alternative for mainstream business applications. The addition of Pervasive Postgres to our data infrastructure software family now gives us a full spectrum of database offerings that meets the needs of customers both large and small. Corporate adopters of open source databases can now depend on Pervasive, one of the most trusted and experienced database companies in the marketplace.

Market Opportunity

Over the past 20 years, businesses of all sizes have invested billions of dollars in application software that enabled them to automate and simplify their business processes. As the sales and implementation of these application packages proliferated since the early-1990s, organizations have faced increasing data and application infrastructure challenges and an entire software market segment has emerged to address these challenges. The growth of the infrastructure software market in the United States, we believe, can primarily be traced to the demand for technologies that extend the use of established systems, enable the rapid deployment of new applications, and improve the ability to collaborate and communicate with customers and suppliers.

At the same time, we believe that the software markets as a whole are going through a maturation and commoditization phase. The emergence of Linux and other open source software solutions is testament to this trend. As markets mature and commoditize, having a “value” orientation—delivering the highest performance with the lowest TCO—becomes increasingly critical, particularly when serving SMEs and especially during difficult economic times. We believe infrastructure software will be a key ingredient for small to midsize businesses that seek to integrate and streamline their back-end systems and eliminate delays in the management and execution of critical processes. Infrastructure software includes, among other things, application development tools, integration tools and solutions, business intelligence, database, and security solutions.

In addition, as the software industry continues to mature, open source technology provides mainstream business users with a powerful and affordable alternative to restrictive and expensive traditional software infrastructure. Linux and Solaris are gaining traction for server-based applications, while Apache dominates the Web. Browser provider Mozilla Firefox is also making significant headway, competing against Microsoft Internet Explorer. At the same time, open source database acceptance is also gaining momentum. InformationWeek reported in 2004 that 41% of business/technology professionals surveyed at companies using open source software were doing so across their organizations, and 42% used databases written with open-source software. Another 33% were considering the adoption of open source for their databases. As open source database use gains even greater acceptance, a steady stream of mature, lower-level infrastructure products will submit to the same type of pressure and move to open source. The SQL database is very likely to be one of those products, since storing and retrieving data in Relational DBMS has become an undifferentiated commodity that results in high costs. This perception of SQL by business users will lead companies to seek out lower-cost alternatives.

As one of only six publicly traded database companies, Pervasive has a unique opportunity to translate many of our database and data management core competencies into an emerging position in the open source database marketplace. We have historically operated in a very small segment of the overall database marketplace. Estimates are that the total database market size is approximately $10 to $11 billion, with the embedded segment representing only about $400 million of this total available market. Because we have not had a competitive position outside this embedded segment, we are uniquely positioned among database providers to compete in the largest segment of the market with a disruptive open source business model. It is a rare opportunity that an incumbent player finds itself also in the position of being a market disrupter, which is part of our enthusiasm around the future of Pervasive Postgres. Now companies who have to write very large checks for traditional enterprise class database products, six figure checks in many cases, have a credible alternative for an extremely cost effective, open source solution.

We believe that maturation and commoditization trends in the software market, trends in the SME market, trends in the data and application integration market, and trends in open source will favor Pervasive over the competition. We believe that the market for data infrastructure software, in particular, is experiencing significant market disruption due to the high cost of many competing, more labor intensive solutions. We further believe that in maturing and cost sensitive markets, value leaders tend to prevail. Pervasive, with its strengths of high-performance, low cost data management and integration solutions, is well positioned to benefit from the trends in these markets.

The Pervasive Strategy

Our goal is to be the global value leader in data infrastructure software, enabling businesses to capitalize on their data investments, while accelerating the inevitable transition from high cost to high value. Key elements of our strategy are:

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

Our low TCO database is widely installed, with more than 6 million server seats licensed since our inception in 1994. Many of these seats are deployed in SME organizations that have not yet adopted the latest generation of our database products. Therefore, we believe we have an opportunity in upgrading these seats to our current or next-generation data management products. We plan to reach these customers through our loyal channel of ISVs, VARs, systems integrators and consultants and continue to seek their input to guide our product development activities. We intend to conduct joint marketing programs with our channel partners and customers encouraging upgrades to recent versions of our database, upgrades of additional user counts, upgrades to new or additional platforms, as well as upgrades of the ISVs’ applications themselves.

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

Grow our Integration Product and Services Revenues.    We continue to market our expanding integration product line to our customer base across Europe and we believe that our messages are being well received across the spectrum of potential customers. During the latter part of fiscal year 2004 and during fiscal year 2005, we added integration sales and sales engineering resources in Europe, signed several new regional distribution partners, and introduced an enhanced integration product line to our base of international distributors. The new direct sales territories are adding to pipeline opportunities and we continue to book orders through our distribution partners. Further, we expanded our master distribution agreement with our long-time partner in Japan, AG-TECH, to cover the localization, marketing, sales and support of Japanese versions of our integration products, the first of which was released toward the end of fiscal year 2005. Historically, international sales has typically represented less than 10% of integration product revenues, compared to 45% for our embedded database business, and we are focused on opportunities represented in our international markets this coming fiscal year.

We continue to deliver an enhanced suite of integration products to our existing channel of ISV customers, and new ISV customers, to speed and simplify the movement of data in the field when they win competitive deals, and to enable them to pre-wire their products with embedded integration to interoperate with adjacent business applications. ISVs, including software-as-a-service vendors, CRM vendors and packaged software vendors, have two critical problems—once they sell a new customer on their solution, they need to help their customers migrate and integrate data to the new application. Today, customers expect migration and integration to be included in the solution. Combining our deep knowledge and 20 years of migration and integration expertise, we provide easy-to-use, cost effective migration and integration technology, services, training and partner programs. These programs help ISVs, ASPs and systems integrators transform their applications into “integration-ready” solutions that are scalable from one-time data migrations to ongoing application integration within and beyond organizational boundaries.

We intend to continue investing in product development, marketing and sales activities focused on enhancing and leveraging our integration product line through our well developed, existing channel of ISVs, as well as new ISVs, ASPs and systems integrators. Given the sales cycles for selling to an ISV with perhaps thousands of end user customers and given the development processes and schedules of our ISV customers, we see this as our longest-term investment in revenue opportunities associated with integration products solutions.

Increase Awareness and Grow Revenues for Pervasive Postgres.    We continue to invest in the development of new functionality and improved performance for Pervasive Postgres, in the areas of usability, reliability and scalability. We also continue to invest in awareness and demand creation campaigns for Pervasive Postgres. We have made significant strides in the development of key strategic relationships that will help drive adoption of Pervasive Postgres. We announced that Pervasive Postgres has achieved Novell YES certification for reliable use with SUSE Linux Enterprise Server and we delivered Pervasive Postgres for Sun Solaris Operating System on Sun SPARC and x86 AMD Opteron platforms. Together with our world-class support and services, Solaris 10 OS users now have a commercially backed, open source database option.

While we continue to believe the commercial market is still somewhat early from an open source database adoption perspective, we are well timed and positioned to be a player in this emerging space. We intend to expand upon existing partnerships, and enter into new partnerships with Pervasive Postgres, and invest in product improvements and accelerated participation in the PostgreSQL community as we continue to expand the capabilities of this product. We also expect to offer new complementary products and services, including “packaged” migration products, training and certification programs as well as a wider array of support offerings for large scale enterprise class ISVs who want to lower the cost of deploying their own products.

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

Remain Focused on Profitability.    Since March 2001, we have reported eighteen consecutive quarters of profitability. Our past profitability is a result of: 1) our sharp focus on our core data management business; 2) our solid execution of a significant acquisition; and 3) prudent expense management. Our performance was achieved in the midst of a very difficult economic environment and structural change in the software industry. We remain focused on profitability through our prudent management of expenses, increasing marketing and sales productivity around the globe and as a result of our next-generation product releases and product line expansion anticipated in fiscal year 2006 and beyond.

To further demonstrate our focus on profitability, in fiscal year 2005 we continued to develop our product engineering infrastructure in India, which will enable us to speed the time required for bringing new products to market at competitive prices. Our approach is to diversify our global development capabilities and accomplish more with our current levels of actual and projected spending. We recently took our commitment to a new level by signing a lease in Bangalore for 11,000 square feet, doubling our previous space, and now have almost 40 employees located in Bangalore. In addition, we continued to contract with our India-based third party development partner for more than 50 contract developers working specifically on Pervasive’s behalf. We now have almost 90 employees or contractors in our India-based development operations. We are beginning to realize some of the benefits of a more globalized production methodology, and these benefits are being reinvested back into the business to drive our growth initiatives.

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

Our most-recent version, Pervasive.SQL V9, was released in March 2005, and incorporates many of the most-requested customer features and benefits, as well as a boost in SQL performance, providing compelling reasons for upgrades and competitive wins in the marketplace. Development began in 2005 on the next major release of Pervasive.SQL, which is slated for release in fiscal year 2007.

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

While Pervasive DataExchange™ Real-Time Backup Edition is most appropriate for organizations that handle constantly changing data requiring up-to-the-minute replication, Pervasive Backup Agent™ is best suited for customers needing weekly or nightly copies and protection of their data. The two products address different needs driven by the desired backup frequency, but, in many situations, both products will be run side-by-side since they do have separate strengths. As a technology extension to our core database, Backup

Agent can be completely embedded into applications. This simple to deploy, low-cost product is tailored for SMEs that require regular backup of their business data. Pervasive Backup Agent helps provide the integrity and consistency of replicated data by keeping the Pervasive.SQL™ database up and running in continuous operations mode while a duplicate copy is being made. When installed directly onto a server along with Pervasive.SQL, the product requires no configuration settings and no database administrator maintenance. Pervasive Backup Agent can be integrated into existing backup processes and should be run in conjunction with complementary third-party backup products.

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

In response to the growing need for ad hoc search capabilities in Pervasive.SQL powered software applications, we acquired a license to search engine technology in June 2003 for release to the global market of Pervasive.SQL ISVs. Slated for inclusion in a future version of Pervasive.SQL 9, our new search functionality will allow application developers to incorporate powerful text and numeric search capabilities directly into their Pervasive.SQL-based applications with a minimum of development effort. With our search functionality, developers can build custom search User Interfaces directly into their applications allowing the application’s end user to quickly search for any data in the Pervasive.SQL database using simple text queries rather than complicated SQL syntax. Matching results are returned through XML allowing the application developer to determine the best way to display those results to the end user.

Pervasive Postgres™, our validated and supported distribution of PostgreSQL, is one of the world’s most advanced open source databases. The database itself is available without fee, and we offer related fee-based support, updates, value-added tools, and professional services. Pervasive’s backing provides the assurance enterprises need to confidently utilize and deploy open source database technology. Pervasive Postgres has all of the features of a commercial quality relational database management system and more:

•	SQL Compliancy,

•	Supports advanced features such as Views, Stored Procedures and Triggers,

•	Scalability to large numbers of users, tables and rows,

•	Secure against unauthorized access through its sophisticated security system,

•	Resilient to system failures through its advanced logging capabilities, and

•	Available under the business friendly BSD open source license, making it free for all uses, including use in commercial settings and embedding within closed source applications.

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

Our integration products reduce the complexity, costs and risks associated with traditional labor-intensive integration methods by providing a versatile and configurable integration architecture for rapid implementation and ease of use. This flexibility enables mid-sized businesses and departments of large enterprises to create and fine-tune their solutions for frequently changing business needs and requirements. Our integration products, which feature a comprehensive set of easy-to-use visual design tools to rapidly build and test integration processes, regardless of size and complexity, across hundreds of data formats and applications within and outside of the enterprise, include:

•	Pervasive Data Migration Toolkit, which provides a simple, flexible and cost-effective way to migrate data between legacy and new applications or data stores;

•	Pervasive Data Integrator, which aggregates and integrates data quickly and cost-effectively for high volume, continuous processing, targeting the needs in the traditional Extract, Transform and Load, or ETL market as a feed for data warehouses and ultimately business intelligence tools;

•	Pervasive Business Integrator, which is ideal for integrating multiple business applications within or across organizations for real-time, event-drive integration closely aligned with key business processes;

•	Pervasive Data Profiler, reduces the complexities, risk, and expense associated with manually checking data, improving IT productivity, eliminating costly rework, and increasing ROI around applications and business processes;

•	Pervasive Integration Manager, a browser-based management console, provides single-point administration, performance monitoring and job scheduling of integration processes running on remote integration engines;

•	Oracle Adaptors, enabling rapid access to heterogeneous data and offering unique capability to process non-relational and semi-structured content that is buried deep inside many companies, reducing the complexity of low-level interface coding, and reducing cost, time and risk;

•	Pervasive Message Store, a data collection framework allowing companies to receive, integrate, store, audit and retrieve data sent in message formats such as XML or EDI, and in industry standards such as HIPAA, HL7, or ACORD; providing companies in healthcare, insurance and other industries with a high value, low TCO solution to become compliant with these industry standards without expensive custom coding and the significant time and effort of learning the complexities of these industry standards themselves, and

•	Embeddable versions of each, namely, Pervasive Data Migrator™ Embedded, Pervasive Data Integrator™ Embedded, and Pervasive Business Integrator™ Embedded. These products are specifically targeted for use by ISVs worldwide to help them to pre-wire competitive advantage into their applications to better fit within customer infrastructure, vastly improving data and application integration capabilities.

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

Our international channel sales organization utilizes a channel of distribution partners and OEMs worldwide. The distribution partners implement sales and marketing programs for a particular region, typically using our distributor or master distributor programs. In addition to managing these distributor relationships, the international sales group recruits and supports software developers and channel partners with the same programs as the domestic sales groups. We currently have international offices located in Brussels, Frankfurt, London, Paris and Bangalore and a joint venture in Japan.

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

Because of the small footprint of our software combined with the its ease of use, we enjoy the benefits of deploying a sales model that is primarily through a staff of Inside Sales Executives which maximizes the effectiveness of a strategic staff of Field Sales Executives. This model facilitates conducting the majority of our sales efforts via a telephone/web-demonstration process composed of interviews with potential customers to determine their interest level and needs, resulting in on-target product recommendations. As a result, a combination of customer-needs driven interactive demonstrations of our products using the Internet for presentation, often with a specific problem from the customer, shown as a proof of concept is produced. By using the Internet for delivering these proofs of concept and the interactive demonstrations, Pervasive is able to maintain a lower sales cost which ultimately translates into our ability to offer greater integration capabilities at an overall lower total cost of ownership. The process described above allows a relatively small team of highly capable Field Sales Executives to focus on strategic sales opportunities, which typically represent our larger customers.

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

Worldwide customer services are provided through our corporate offices in Austin, Texas. International customer services are complemented by our call center in Brussels, Belgium, our support center in Bangalore, India, and via our multi-lingual support Website.

Professional Services Department

The Professional Services Division (PSD) is focused primarily on maximizing integration ROI for customers. This division, consisting of Implementation Services and Training Services, has steadily built a record of success and fast deployment for clients in its five years of existence.

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

The Training Services group in PSD provides multiple training options each month in Austin, Texas. These classes are open to all licensed users of the current version of our software. Users can take standard product training and follow-up with focused workshop sessions. Additional consulting time can be scheduled after each session to augment course learning. The same courses and workshops are also available on-site at the customer’s location and via the Web.

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

Research and Development

We have made substantial investments in research and development through both internal development and technology acquisition. As of June 30, 2005, we had 93 employees in research and development, in addition to more than 50 contract developers with a third party Indian development partner, and our research and development expenditures for fiscal years 2003, 2004 and 2005 were $8.0 million, $10.0 million and $11.1 million, respectively. We will continue to invest heavily in focused research and development resources to further our vision of the future of data infrastructure software, enabling businesses to capitalize on their data investments, while accelerating the inevitable transition from high cost to high value.

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

Our research and development investments in fiscal 2006 are focused on the following:

•	Embedded database technology—We continue to commit significant development resources to enhancing Pervasive.SQL with performance, features and functionality required by SME customers today and the channel of ISVs, VARs and consultants who serve them.

•	Data replication technology—We continue to invest in data replication technology for deployment into customer environments where high availability and security of data is a critical need. Pervasive DataExchange offers targeted solutions to data movement and synchronization requirements like maintaining an offsite warm backup, driving transactional data into a data portal and connecting remote databases.

•	Security—We will continue to invest in Pervasive AuditMaster, our core security offering, which monitors and reports all activity occurring in a Pervasive.SQL database, leveraging deep-level capture, report and alert technology to enable monitoring of mission critical data without the high costs of application redevelopment and deployment, training, or on-going maintenance. This technology is particularly relevant in the accounting and healthcare markets, both of which are presently dealing with increased regulatory requirements brought about by the Sarbanes Oxley Act and the Health Insurance Portability and Accountability Act (HIPAA).

•	Full text search technology—We continue to invest in Pervasive Full Text Search technology which enables users to perform advanced searches to easily find information by allowing partial match, wild card and fuzzy logic searches into application and Web portal data, consistently providing sub-second responses across large databases.

•	Platform expansion—Our integration products are deployable on a wide variety of industry-standard platforms such as UNIX (Sun Solaris, IBM-AIX and HP-UX), Linux and the various Microsoft Windows platforms. Our goal is to offer the widest deployable single integration solution available in the market and extend our appeal beyond our typical customer.

•	Integration embeddability—We continue to invest development resources in the further enhancement of the three embeddable versions of our low-total cost of ownership integration technology, namely, Pervasive Data Migrator™ Embedded, Pervasive Data Integrator™ Embedded, and Pervasive Business Integrator™ Embedded. These products are specifically targeted for use by Independent Software Vendors worldwide to help them to pre-wire competitive advantage into their applications to better fit within customer infrastructure, vastly improving data and application integration capabilities.

•	Open source database and related services—We continue to invest development resources in the enhancement of Pervasive Postgres and related solutions and services, including data migration, data integration, database management and monitoring, and performance tuning. We continue to invest in targeted markets by delivering open source technology and related solutions and services for specific industry verticals such as healthcare and specific platforms such as Sun Solaris.

•	India development operations—We continue to develop our product engineering infrastructure in India, which will enable us to speed the time required for bringing new products to market at competitive prices. Our approach here is to diversify our global development capabilities and accomplish more with our current levels of actual and projected spending. We recently took our commitment to a new level by signing a lease in Bangalore for 11,000 square feet, doubling our previous space, and now have almost 40 employees located in Bangalore. In addition, we continued to contract with our India-based third party development partner for more than 50 contract developers working specifically on Pervasive’s behalf. We now have almost 90 employees or contractors in our India-based development operations. We are beginning to realize some of the benefits of a more globalized production methodology, and these benefits are being reinvested back into the business to drive our growth initiatives.

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

The market for our integration products is highly competitive and subject to rapidly changing technology. We principally compete against ETL (extract, transform and load) software vendors and data warehousing and application integration software providers. Such competitors include Ascential (recently acquired by IBM), Business Objects, Embarcadero, Informatica, and Information Builders. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our solutions. These products typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft and Oracle. Competition also comes in the form of custom code, where potential customers have sufficient internal technical resources to develop solutions in-house without the aid of our products or those of our competitors.

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

Employees

As of June 30, 2005, Pervasive employed 251 full-time employees, including 89 in sales and marketing, 93 in research and development, 35 in professional services, customer service and technical support, and 34 in general and administrative. We are not subject to any collective bargaining agreement, and we believe that our relationships with our employees are good.

Facilities

Our leased headquarters facility in Austin, Texas, consists of approximately 91,000 square feet. The facility provides additional space and expansion options and is leased through October 2011. We currently lease international offices in Brussels, Frankfurt, London, Paris and Bangalore.

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

Our Financial Results May Vary Significantly from Quarter to Quarter

Our operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside of our control. These factors include:

•	fluctuations in demand for our products, upgrades to our products, or our services;

•	fluctuations in the demand for and deployment of client/server applications in which our Pervasive.SQL products are designed to be embedded;

•	fluctuations in demand for our products due to the potential deteriorating economic conditions on our customer base;

•	seasonality of purchases and the timing of product sales and shipments;

•	unexpected delays in introducing new products and services or improvements to existing products and services;

•	new product releases, licensing models or pricing policies by our competitors;

•	acquisitions or mergers involving us, our competitors or customers;

•	our integration of Data Junction;

•	impact of changes to our product distribution strategy and pricing policies;

•	lack of order backlog;

•	loss of a significant customer or distributor;

•	changes in purchasing and/or payment practices by our distributors or other customers;

•	a reduction in the number of independent software vendors, or ISVs, who embed our products or value-added resellers, or VARs, who sell and deploy our products;

•	changes in the mix of domestic and international sales;

•	impact of changes to our geographic investment levels and business models;

•	changes in the cost of routine business activities, e.g., the increasing cost of directors and officers’ liability insurance premiums;

•	gains or losses associated with discontinued operations;

•	changes in our business plan or strategy;

•	changes in generally accepted accounting principles in the United States; and

•	costs associated with the initial compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Revenue from our embedded database product, Pervasive.SQL, decreased in fiscal year 2005, relative to the fiscal year 2004. We believe this decrease was due to a variety of factors, including but not limited to, the length of time since the last major version release of our database product (Version 8 in December 2002), increasing competition and what we believe to be the increasingly negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. Revenue from recently introduced add-on products for our database products, namely AuditMaster and Data Exchange, continued to generate database related revenue in the year ended June 30, 2005 as we continue to market these add-on products to our large base of database customers. In addition, we believe the integration products we acquired in fiscal year 2004 represent an excellent growth opportunity as we invest in revenue synergies and opportunities presented by the acquired business, combined with our historical database business and channels. A continued reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

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

The challenges involved include the following:

•	coordinating software development operations in a rapid and efficient manner to ensure timely release of products to market;

•	combining product offerings and product lines quickly and effectively;

•	successfully managing difficulties associated with transitioning current customers to new product lines;

•	demonstrating to our customers that the merger will not result in adverse changes in customer service standards or business focus; and

•	retaining key alliances.

In addition, our success in these markets will depend on several factors, many of which are outside our control including:

•	growth of the data management infrastructure software market;

•	growth of the data integration software market;

•	growth of the open source database software market;

•	deployment of the combined company’s products by enterprises; and

•	emergence of substitute technologies and products.

If we are unable to succeed in this market our business may be harmed and we may be prevented from realizing the anticipated benefits of the merger and our investment in open source database technology.

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

There May be Sales of Substantial Amounts of Pervasive Common Stock after the Merger, which could cause Our Stock Price to Fall

As a result of the merger, substantially large numbers of shares of our common stock may be sold into the public market. As a result, our stock price could fall. However, of the approximately 5,000,000 shares of our common stock issued in connection with this merger, approximately 4,652,000 shares of our common stock may only be sold in compliance with the time, manner and volume limitations of Rule 144 for a period of two years from such holder’s last day of employment with Pervasive or five years from the closing, whichever is later. A sale of a large number of shares of our common stock could therefore result in a sharp decline in our stock price. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

We May Face Problems in Connection With Past Acquisitions, Joint Ventures or Licensing Arrangements Other than the Recent Acquisition of Data Junction

In April 2005, we licensed technology from Metaserver Inc., a software development company based in New Haven, Connecticut. The licensed technology is a design tool that facilitates the modeling of processes and the creation of connections between processes and supporting applications and data. We licensed the technology for $487,000. Following a productization and integration effort, availability of this technology is planned for the first half of fiscal year 2006. We cannot be certain that the productization and integration effort will be successful.

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

In July 2003, we licensed technology from ABACUS Research A.G., a software development company based in St. Gallen, Switzerland. The licensed technology enables users to perform advanced searches into application and Web portal data, providing sub-second responses across large databases. We licensed the technology for $600,000. Following a productization and integration effort, availability of this technology is planned for calendar year 2005. We cannot be certain that the productization and integration effort will be successful.

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

Our Investment in Pervasive Postgres May Not Be Successful

While we believe that Pervasive Postgres offers a scalable, low TCO corporate database solution, we can not be certain that we will be successful in the development or marketing of this new open source database solution. The commercial market for open source databases is still in an early stage and to date we have not generated a substantial amount of revenue from Pervasive Postgres. We cannot be certain that this market will develop and mature or that Pervasive Postgres will adequately meet the needs of this market. In addition, the development and marketing of Pervasive Postgres will require a significant amount of management’s attention. Any of these factors may have a material adverse effect on our business.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account For a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the fiscal year ended June 30, 2005, one distributor (our joint venture partner in Japan, AG-TECH Corporation) accounted for an aggregate of approximately 13% of our revenues, as compared to 12% in the fiscal year ended June 30, 2004. Additionally, we estimate that approximately 20% of our database revenues in the fiscal year ended June 30, 2005 were from sales related to accounting software applications. Furthermore, there is currently consolidation taking place among our ISVs that could narrow the number of customers who sell our products. For example, one of our ISVs, The Sage Group plc, has acquired Timberline Software Corporation, Softline Limited, and ACCPAC International Inc., three of our ISVs. These four ISVs together have, at various times in the past, represented as much as 10% of our revenues. Accordingly, our sales to The Sage Group plc could constitute 10% or more of our revenues in the future. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

We cannot be certain we will be able to continue to attract additional indirect channel partners or retain our current partners. In addition, we cannot be certain our competitors will not attempt to recruit certain of our current or future partners. For example, in December 2000, Microsoft (a competitor) acquired Great Plains Software (an OEM that embeds our product into certain of its products and also a channel partner). Any similar transactions may have an adverse effect on our ability to attract and retain partners.

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

In addition, Microsoft continues to grow its presence in the software applications market. For example, they acquired Great Plains Software, a former channel partner of Pervasive, and Navision, both of which are accounting software vendors. Microsoft has also entered the customer relationship management software market. We believe that Microsoft will continue to grow its presence in the software applications market and in doing so, may have a negative impact on the financial stability of other software application vendors who use our products, or may influence other software application vendors to use Microsoft infrastructure software products instead of those available from Pervasive.

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

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the fiscal year ended June 30, 2005, we derived 38% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

We issue stock options as a key component of our overall compensation. There is growing pressure on public companies from shareholders generally and various organizations to reduce the rate at which companies issue stock options to employees, which may make it more difficult to obtain shareholder approval of equity compensation plans when required. In addition, Financial Accounting Standards Board (“FASB”) has adopted changes to generally accepted accounting principles (“GAAP”) that require us to adopt a different method of determining the compensation expense for our employee stock options and employee stock purchase plan beginning in the first quarter of fiscal 2006. As a result, we have terminated our employee stock purchase plan. In addition, we believe expensing stock options will increase shareholder pressure to limit future option grants and could make it more difficult for us to grant stock options to employees in the future. As a result, we may lose top employees to non-public, start-up companies or may generally find it more difficult to attract, retain and motivate employees, either of which could materially and adversely affect our business, results of operations and financial condition.

We Have Anti-Takeover Provisions

Our Restated Certificate of Incorporation and Bylaws contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals that a stockholder might consider favorable. It includes provisions to authorize the issuance of “blank check” preferred stock; establish advance notice requirements for stockholder nominations for elections to the Board of Directors or for proposing matters that can be acted upon at stockholders’ meetings; eliminate the ability of stockholders to act by written consent; require super-majority voting to approve certain amendments to the Restated Certificate of Incorporation; limit the persons who may call special meetings of stockholders; and provide for a Board of Directors with staggered, three-year terms. In addition, certain provisions of Delaware law and our 1997 Stock Incentive Plan (the “1997 Plan”) may also have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals.

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

We May Be Exposed to Potential Risks if We Do Not Have an Effective System of Disclosure Controls or Internal Controls or Fail on an On-going Basis to Properly Address and Implement Section 404 of Sarbanes-Oxley

We must comply, on an on-going basis, with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), including those provisions that establish the requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. These requirements first became applicable to Pervasive on June 30, 2005. The requirements and processes associated with Section 404 are relatively new and untested, and we cannot be certain that the measures we have taken, and will take, will be sufficient or timely completed to meet the Section 404 requirements on an on-going basis, or that we will be able to implement and maintain adequate disclosure controls and controls over our financial processes and reporting in the future, particularly in light of our rapid growth and international expansion, which is expected to result in on-going changes to our control systems and areas of potential risk.

If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of Section 404 of SOX, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial position of our business could be harmed; current and potential future shareholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our trading price; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

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

ITEM 2.    PROPERTIES

Our leased headquarters facility in Austin, Texas, consists of approximately 91,000 square feet. The facility provides additional space and expansion options and is leased through October 2011. We currently lease international offices in Brussels, Frankfurt, London, Paris and Bangalore.

ITEM 3.    LEGAL PROCEEDINGS

The company is not a party to any material legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2005.

The executive officers of the Company, and their ages as of August 31, 2005, and biographical summaries are as follows:

Name	Age	Position
David Sikora	44	President, Chief Executive Officer and Director
John E. Farr	45	Chief Financial Officer and Corporate Secretary
Michael Hoskins	51	Chief Technology Officer and Director
Jeffrey S. Seiden	46	Vice President, Corporate Development
Chip G. Harmon	52	Vice President, North American Sales
Gilbert Van Cutsem	42	Vice President, EMEAA Sales and Marketing
Curtis Hill	52	Vice President, Engineering
Michele B. Thompson	46	General Counsel and Vice President, Business Operations
Koen de Witte	38	Vice President Worldwide Marketing

David Sikora has served as our President and Chief Executive Officer since July 2002 and as a director since February 2002. Prior to joining Pervasive, Mr. Sikora served as Chairman and CEO of Question Technologies, Inc., an enterprise software company that was a spin-off of Ventix Systems, Inc., from January 2000 to September 2002, and as President, CEO and director of Ventix Systems, Inc., an enterprise software company, from July 1998 to January 2000. Prior to joining Ventix, Mr. Sikora served as President and CEO of Houston-based ForeFront Group, Inc., an e-learning software company. Mr. Sikora currently serves as a director of Motive, Inc. Mr. Sikora received his B.S. in Electrical Engineering Technology from the University of Houston and an M.B.A. from Harvard Graduate School of Business Administration.

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

Michele B. Thompson has served as our General Counsel and Vice President, Business Operations since May 2002. Previously, Ms. Thompson served as Director of Legal Affairs for Pervasive from May 1999 to May 2002. Prior to joining Pervasive, Ms. Thompson practiced law in the Austin office of a large Dallas-based law firm. Prior to attending law school, Ms. Thompson was a Vice President at a financial institution holding company based in Dallas. Ms. Thompson received her B.B.A. in Finance from the University of Texas at Austin and her J.D. degree from the University of Texas School of Law.

Koen de Witte has served as our Vice President, Worldwide Marketing since November 2004. Previously, Mr. de Witte served as Director of EMEAA Marketing, from August 2001 to November 2004. Prior to joining Pervasive, Mr. de Witte has served in numerous marketing and business unit management roles, including positions with Tech Data Belux and Keyware Technologies EMEA. Mr. de Witte received his Masters in Managerial Engineering in business administration and information systems from the Catholic University Leuven, Belgium, and an executive education certificate from Insead, Fontainebleau France.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded in the Nasdaq National Market under the symbol PVSW. The Company completed its initial public offering and commenced trading on September 26, 1997. The following tables set forth the high and low closing sales prices of the Company’s common stock for each quarterly period during the three years ended June 30, 2005.

Fiscal 2003	High	Low
First Quarter	$4.10	$2.86
Second Quarter	$4.45	$2.30
Third Quarter	$4.69	$3.97
Fourth Quarter	$5.77	$4.39

Fiscal 2004	High	Low
First Quarter	$8.25	$5.38
Second Quarter	$8.09	$7.04
Third Quarter	$8.51	$6.30
Fourth Quarter	$7.25	$5.12

Fiscal 2005	High	Low
First Quarter	$6.33	$5.72
Second Quarter	$5.96	$3.90
Third Quarter	$4.85	$3.95
Fourth Quarter	$4.73	$4.15

As of August 31, 2005, there were approximately 250 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder).

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended June 30, 2003, 2004 and 2005 and the consolidated balance sheet data at June 30, 2004 and 2005 are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the periods ended June 30, 2001 and 2002 and the consolidated balance sheet data at June 30, 2001, 2002 and 2003 are derived from audited consolidated financial statements not included herein.

	Year Ended June 30,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product licenses	$39,200	$34,008	$35,373	$40,967	$36,978
Services and other	2,958	3,189	3,832	8,641	11,374

Total revenue	42,158	37,197	39,205	49,608	48,352
Costs and expenses:
Cost of product licenses	2,645	1,043	991	1,712	2,273
Cost of services and other	7,015	5,513	4,907	5,519	5,213
Sales and marketing	18,357	12,349	13,673	18,311	21,313
Research and development	10,545	7,055	8,033	9,983	11,084
General and administrative	6,025	5,371	4,866	5,228	4,753
Business restructuring charge	2,472	—	—	—	—
Write-off of acquired in-process research and development	—	—	—	1,084	—

Total costs and expenses	47,059	31,331	32,470	41,837	44,636

Operating income (loss) from continuing operations	(4,901)	5,866	6,735	7,771	3,716
Interest and other income, net	1,253	742	534	293	561
Income tax provision	(500)	(570)	(580)	(750)	(268)

Income (loss) from continuing operations before effect of adoption of new accounting principle	(4,148)	6,038	6,689	7,314	4,009
Effect of adoption of new accounting principle	—	(676)	—	—	—

Income (loss) from continuing operations	(4,148)	5,362	6,689	7,314	4,009

Discontinued operations:
Gain on disposal	1,692	—	159	—	—

Gain from discontinued operations	1,692	—	159	—	—

Net income (loss)	$(2,456)	$5,362	$6,848	$7,314	$4,009

Basic earnings (loss) per share:
Income (loss) from continuing operations before effect of adoption of new accounting principle	$(0.26)	$0.36	$0.40	$0.37	$0.18
Effect of adoption of new accounting principle	—	(0.04)	—	—	—
Gain from discontinued operations	0.11	—	0.01	—	—

Net income (loss)	$(0.16)	$0.32	$0.41	$0.37	$0.18

Diluted earnings (loss) per share:
Income (loss) from continuing operations before effect of adoption of new accounting principle	$(0.26)	$0.34	$0.37	$0.33	$0.17
Effect of adoption of new accounting principle	—	(0.04)	—	—	—
Gain from discontinued operations	0.11	—	0.01	—	—

Net income (loss)	$(0.16)	$0.30	$0.38	$0.33	$0.17

Shares used in computing basic earnings (loss) per share	15,830	16,827	16,663	19,801	22,341
Shares used in computing diluted earnings (loss) per share	15,830	17,674	17,917	21,951	23,352

	June 30,
	2001	2002	2003	2004	2005
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$23,565	$30,195	$37,004	$30,729	$34,899
Total assets	40,468	43,359	50,592	93,868	94,205
Long-term liabilities, net of current portion	—	—	—	—	—
Total stockholders’ equity	29,679	33,792	40,202	79,085	82,743

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our flagship Pervasive.SQL database, offering unparalleled data management technology combined with very low TCO, has more than 6 million server seats licensed since inception in 1994. The full data management product line also includes specific solutions for data movement and synchronization, and addresses security challenges related to data integrity, accountability, continuity and availability throughout the data life cycle. The product line is designed for integration by ISVs into client/server, Web and mobile applications and is predominantly sold to SMEs, which typically have environments with little to no information technology (IT) infrastructure, and require self-tuning, low-administration products.

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

Our open source database management solution, Pervasive Postgres, is a commercial distribution of PostgreSQL, offering enterprise-ready core database technology. Pervasive Postgres is targeted to mainstream businesses that require a high-quality relational database management solution at a low cost. Users can select Pervasive Postgres for brand new business and web applications, as well as for database migrations from other proprietary databases. Most open source databases fail to meet required business needs, and most open source database providers lack the experience to successfully service and support the technology. While companies increasingly consider open source databases as an alternative for managing their data, they require functionality and reliable support before making a commitment. We believe that a scalable, low TCO corporate database that is fully supported by an experienced database provider is the best solution for budget-conscious, data-demanding businesses of all sizes. Pervasive Postgres is just such an open source database solution.

Our customer base is both large and diverse; we serve tens of thousands of customers in virtually every industry and market around the world. We sell products in more than 150 countries through direct sales and channel distribution. Our customer base of more than 35,000 customers includes a distribution channel of more than 10,000 ISVs, developers, VARs, systems integrators and partners who have built or deployed applications on top of our data management platform. We also have a customer base of more than 25,000 end users for our integration products and services. Founded in 1994, Pervasive is headquartered in Austin, Texas, with international offices in Brussels; Frankfurt; London; Paris and Bangalore; and a joint venture in Japan.

On January 10, 2005, we introduced Pervasive Postgres, a commercial distribution of open source database, PostgreSQL. PostgreSQL is a leading open source database, offering enterprise-ready core technology like views, triggers, stored procedures and security, and is released under the business-friendly BSD license, allowing royalty-free use within commercial settings. Pervasive Postgres offers formal support, a clear roadmap and technological enhancements designed to help reduce the costs and remove barriers facing open source adoption, ensuring that PostgreSQL is suitable for more users. Pervasive Postgres takes advantage of Pervasive Software-driven critical development enhancements to the base PostgreSQL product, such as seamless automated installation and easy to use administration tools that accelerate time-to-value and provide corporate users with a cost-effective platform on which to build applications. The addition of Pervasive Postgres to our data infrastructure software family now gives us a full spectrum of database offerings that meets the needs of customers both large and small. Corporate adopters of open source databases can now depend on Pervasive, one of the most trusted and experienced database companies in the marketplace.

On December 4, 2003 we completed the acquisition of Data Junction Corporation (“Data Junction”). The aggregate cash plus share purchase price for all of the common stock of Data Junction was approximately $46.6 million, net of cash acquired from Data Junction (See Note 8 of Notes to the Consolidated Financial Statements). The results of operations of Data Junction from December 4, 2003 to June 30, 2004, or the Stub Period, are included in our fiscal 2004 consolidated results of operations.

The acquisition of Data Junction brought data integration and transformation technologies and products, which are complementary to our existing data management products, expertise and customer base. Winner of more than 20 major industry awards, Data Junction was a market leader in innovative integration technology, helping customers quickly and cost-effectively connect disparate data sources. Primary integration products include a comprehensive set of visual design tools for rapidly building and testing data integration processes that work with hundreds of data formats and applications. This enables design with total control over all aspects of the integration project – from creating integration maps to managing complex, event-driven flow of inter-application messages and EDI processes. Data Junction virtually created the category known as ETL (extract, transform and load) in 1986 with Data Junction v1.0, one of the world’s first hub-and-spoke approaches to data conversion and translation, and today is charting new ground in the development of business and application integration technologies.

In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. The new business venture has resulted in improved profitability on sales in Japan as the arrangement allowed us to significantly reduce our costs in Japan. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. Pervasive’s revenues from Japan were $5.3 million, $6.1 million and $6.3 million for the fiscal years ended June 30, 2003, 2004 and 2005, respectively. In June 2004, we renewed portions of our distribution agreement with AG-TECH for an additional three-year period ending June 30, 2007.

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

We believe the following represent our critical accounting policies:

•	Revenue Recognition

•	Sales Returns and Bad Debt Reserves

•	Goodwill and Other Intangible Assets

•	Taxes

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

Where software licenses are sold with maintenance or other services, we allocate the total fee to the various elements based on the fair values of the elements. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal rate. If we do not have VSOE for one of the delivered elements of an arrangement, but do have VSOE for all undelivered elements, we use the residual method to record revenue. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value; the remaining arrangement fee, including any discount, is allocated to the delivered element. If the residual method is not used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element’s fair value without regard to the discount.

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

Taxes—Under the asset and liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement 109”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as net operating loss carryforwards and foreign tax credit carryforwards, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. We concluded that a full valuation allowance was required for all periods presented. While we have considered future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, increasing our income in the period in which such determination was made. Pursuant to the Internal Revenue Code, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses and tax credits that we may utilize include, but are not limited to, a cumulative change of more than 50% ownership of the company, as defined, over a three year period, and changes in the relative mix of our foreign source taxable income versus our domestic taxable income. Further, our net operating loss and tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies. Although we believe we have appropriate support for the positions taken on our tax returns, we have recorded a liability for our best estimate of the probable loss on certain of these positions. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from intercompany transfer pricing. Although we believe our recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although we believe that the estimates and assumptions supporting our assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. Due to the complexity involved we are not able to estimate the range of reasonably possible losses in excess of amounts recorded.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

	Year Ended June 30,
	2003	2004	2005
Revenues:
Product licenses	90%	83%	76%
Services and others .	10	17	24

Total revenues	100%	100%	100%
Costs and expenses:
Cost of product licenses	3	3	5
Cost of services and other	12	11	10
Sales and marketing	35	37	44
Research and development	21	20	23
General and administrative	12	11	10
Write-off of acquired in-process research and development	—	2	—

Total costs and expenses	83	84	92

Operating income from continuing operations	17	16	8
Interest and other income, net	1	1	1
Income tax provision	(1)	(2)	(1)

Income from continuing operations	17	15	8

Gain from discontinued operations	—	—	—

Net income	17%	15%	8%

Revenues

Revenue from our embedded database product, Pervasive.SQL, decreased in fiscal year 2005, relative to the fiscal year 2004. We believe this decrease was due to a variety of factors, including but not limited to, the length of time since the last major version release of our database product (Version 8 in December 2002), increasing competition and what we believe to be the increasingly negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. Revenue from recently introduced add-on products for our database products, namely AuditMaster and Data Exchange, continued to generate database related revenue in the year ended June 30, 2005 as we continue to market these add-on products to our large base of database customers. Our embedded database and related products represented approximately 70% of our revenue in fiscal year 2005. In addition, we believe the integration products we acquired in fiscal year 2004 represent a compelling growth opportunity as we invest in revenue synergies and opportunities presented by the acquired business, combined with our historical database business and channels. Our integration products represented approximately 30% of our revenue in fiscal year 2005. And although we have not generated substantial revenue from Pervasive Postgres to date, we believe that our entry in to the open source database market represents an exciting opportunity to be a significant participant in this emerging market. A continued reduction in our embedded database business, or our inability to grow our integration products business and our open source database business, could have a material adverse effect on our business, operating results and financial condition.

We generated revenue of $39.2 million, $49.6 million and $48.3 million for the fiscal years ended June 30, 2003, 2004 and 2005, respectively, which represents an increase of 27% from fiscal 2003 to 2004, and a decrease of 3% from fiscal 2004 to 2005. The increase in revenue in fiscal 2004 is primarily attributable to license and service revenues from Data Junction related products and services during the Stub Period. The decrease in revenue in fiscal year 2005 is primarily attributable to a decrease in our embedded database product revenue, partially offset by the inclusion of a full twelve months of revenue from Data Junction related products and services in fiscal year 2005 versus only seven months in fiscal year 2004.

Our product license revenues were $35.4 million, $41.0 million and $37.0 million for the fiscal years ended June 30, 2003, 2004 and 2005, respectively, which represents an increase of 16% from fiscal 2003 to 2004, and a decrease of 10% from fiscal 2004 to 2005. The increase in product license revenue from fiscal 2003 to fiscal 2004 was primarily due to the inclusion of license revenue from Data Junction related products during the Stub Period. The decrease in product license revenue from fiscal 2004 to fiscal 2005 is attributable to a decrease in our embedded database product revenue, partially offset by the inclusion of a full twelve months of revenue from Data Junction related products in fiscal year 2005 versus only seven months in fiscal year 2004.

Licenses of our software operating on Windows NT or other Microsoft operating systems continue to represent approximately 90% to 95% of our database product license revenues. We expect that the percentages of our revenue attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenue attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future.

Our service and other revenues were $3.8 million, $8.6 million and $11.4 million for the fiscal years ended June 30, 2003, 2004 and 2005, respectively, which represents an increase of 125% from fiscal 2003 to 2004, and an increase of 32% from fiscal 2004 to 2005. The increase in service and other revenue from fiscal 2003 to fiscal 2004 was primarily due to the inclusion of service and other revenue from Data Junction services during the Stub Period. The increase in service and other revenue from fiscal 2004 to fiscal 2005 is primarily related to inclusion of service and other revenues from Data Junction services for a full twelve months in fiscal year 2005, versus only seven months in fiscal year 2004.

International revenues, consisting of all revenue from customers located outside of North America, were $16.3 million, $17.6 million and $18.3 million in fiscal 2003, 2004 and 2005, representing 42%, 35% and 38% of total revenue, respectively. We attribute the increase in international revenue in fiscal year 2004 primarily to increased revenue in Japan and to the inclusion of revenue from Data Junction related products and services during the Stub Period. International revenue as a percentage of total revenues in 2004 decreased from prior year due to inclusion of Data Junction revenues during the Stub Period, as Data Junction revenues are more predominantly from North America. We attribute the increase in international revenue in fiscal year 2005 to increased database revenue in Europe and inclusion of international integration product revenues for a full year in fiscal year 2005. We expect that international revenue will continue to account for a significant portion of our revenue in the future.

Costs and Expenses

Cost of Product Licenses Revenues.    Cost of product licenses revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product licenses revenues for continuing operations was $1.0 million, $1.7 million and $2.3 million in fiscal 2003, 2004 and 2005, representing 3%, 3% and 5% of total revenues respectively. Cost of product licenses revenue increased in dollar amount in fiscal 2004 as compared to fiscal 2003 principally as the result of amortization related to the $6.3 million value assigned to developed technology acquired through the Data Junction acquisition. The Data Junction acquisition occurred in the second quarter of fiscal 2004, and accordingly, we began to recognize amortization expense in the Stub Period. Cost of product licenses revenue increased in fiscal year 2005 primarily due to a full year of amortization of purchased technology acquired through the Data Junction acquisition. We anticipate that cost of product licenses revenue will increase slightly in fiscal year 2006 primarily due to amortization of approximately $0.6 million of other third party technologies licensed late in fiscal year 2005.

Cost of Services and Other Revenues.    Cost of services and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of services and other revenues for continuing operations was $4.9 million, $5.5 million and $5.2 million in fiscal 2003, 2004 and 2005, representing 12%, 11% and 10% of total revenues, respectively. Cost of services and other revenues increased in dollar amount in fiscal 2004 as compared to fiscal 2003 primarily as a result of an increase in technical support and consulting personnel and related operating costs associated with the Data Junction operations subsequent to the December 4, 2003 acquisition date. Cost of services and other revenues decreased in fiscal year 2005 as compared to fiscal year 2004 primarily as a result of a decrease in technical support and consulting personnel and related operating costs. We anticipate that cost of services and other revenues will increase in fiscal year 2006 primarily due to an anticipated increase in technical support and consulting personnel and related operating costs and due to the inclusion of compensation costs associated with stock options in accordance with SFAS No.123R.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment, marketing programs and promotional expenses. Sales and marketing expenses related to continuing operations were $13.7 million, $18.3 million and $21.3 million in fiscal 2003, 2004 and 2005, representing 35%, 37% and 44% of total revenues, respectively. The increase in sales and marketing expenses in fiscal 2004 as compared to fiscal year 2003 is due primarily to Stub Period operating costs associated with the Data Junction operations subsequent to the acquisition date. Sales and marketing expenses increased in fiscal 2005 primarily due to a full year of combined sales and marketing activities as we increased relative investments in sales and marketing personnel and marketing programs related to the data integration product line acquired in the Data Junction acquisition. We anticipate that sales and marketing expenses will increase in fiscal year 2006 primarily due to an anticipated increase in sales and marketing personnel and marketing programs related to the data integration product line and Pervasive Postgres and due to the inclusion of compensation costs associated with stock options in accordance with SFAS No.123R.

Research and Development.    Research and development expenses consist primarily of personnel and related costs. Research and development expenses related to continuing operations were $8.0 million, $10.0 million and $11.1 million in fiscal 2003, 2004 and 2005, representing 21%, 20% and 23% of total revenues, respectively. Research and development expenses increased in dollar amount in fiscal year 2004 primarily as a result of costs relating to Data Junction operations during the Stub Period. Research and development expenses increased in fiscal year 2005 primarily due to a full year of combined research and development activities after the acquisition of Data Junction. We anticipate that research and development expenses in fiscal year 2006 will increase relative to fiscal year 2005, due to the inclusion of compensation costs associated with stock options in accordance with SFAS No.123R, offset partially by a slight decrease in other engineering costs as we continue to leverage our investments in our India development operations.

General and Administrative.    General and administrative expenses consist primarily of personnel salaries and other costs of our finance, human resources and administrative departments. General and administrative expenses related to continuing operations were $4.9 million, $5.2 million and $4.8 million in fiscal 2003, 2004 and 2005, representing 12%, 11% and 10% of total revenues, respectively. General and administrative expenses increased in dollar amount in fiscal year 2004 and decreased in fiscal year 2005 primarily as a result of a non-recurring charge in fiscal year 2004 described in the paragraph below. We believe our general and administrative expenses in fiscal year 2006 will increase relative to fiscal year 2005 due to the inclusion of compensation costs associated with stock options in accordance with SFAS No.123R.

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

As of the Data Junction acquisition date, this technology had not yet reached technological feasibility and had no alternative uses. The technological feasibility of an in-process product is established when the enterprise has completed all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications. The value of IPRD was determined using an income approach. This approach takes into consideration earnings remaining after deducting from cash flows related to the in-process technology the market rates of return on contributory assets, including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. Given the riskier nature of the cash flows related to the IPRD, a higher discount was warranted, and is based on the cost of equity plus 1000 basis points. The resulting cash flows attributable to the IPRD were discounted at a discount rate of 25.4%. The resulting net cash flows to which this discount rate was applied are based on management’s estimates of revenues, operating expenses, and income taxes from such acquired technology. Many of the features of Release 9.0 of the Data Junction integration software project have now been released in the form of various add-on products to core Data Junction technology. Some of the risks and uncertainties inherent in the estimated costs to complete the project and the attainment of completion, include, but are not limited to, the difficulty of predicting the duration of product development and the risks that changes in the product requirements will result in unexpected redesign activity.

Provision for Income Taxes.    Provision for income taxes related to continuing operations was approximately $0.6 million, $0.8 million and $0.3 million in fiscal 2003, 2004 and 2005, respectively. The provision for income taxes consists primarily of income taxes on our foreign operations. Income from U.S. operations has been offset by net operating losses carried forward from previous years.

Based on a number of factors, we believe that it is more likely than not, that a substantial amount of our deferred tax assets may not be realized. Accordingly, we have recorded a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the uncertainty of future earnings and risks associated with business combinations. We expect to continue to incur foreign taxes associated with our international operations. See Note 4 of Notes to Consolidated Financial Statements for further discussion of our provision for income taxes.

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

	Quarter Ended
	Sept. 30 2003	Dec. 31 2003	Mar. 31 2004	June 30 2004	Sept. 30 2004	Dec. 31 2004	Mar. 31 2005	June 30 2005
	(in thousands, except per share data)
Revenues:
Product licenses	$8,276	$9,856	$11,147	$11,688	$8,984	$8,856	$9,665	$9,473
Services and other	1,115	1,654	3,055	2,817	2,800	2,736	2,749	3,089

Total revenue	9,391	11,510	14,202	14,505	11,784	11,592	12,414	12,562
Costs and expenses:
Cost of product licenses	212	374	553	574	512	576	605	581
Cost of services and other	1,044	1,228	1,627	1,618	1,392	1,115	1,310	1,396
Sales and marketing	3,354	3,943	5,621	5,394	5,398	5,475	5,416	5,024
Research and development	2,058	2,330	2,768	2,828	2,641	2,799	2,971	2,673
General and administrative	1,194	1,556	1,166	1,312	1,091	1,126	1,209	1,327
Write-off of acquired in-process research and development	—	1,084	—	—	—	—	—	—

Total costs and expenses	7,862	10,515	11,735	11,726	11,034	11,091	11,511	11,001

Operating income	1,529	995	2,467	2,779	750	501	903	1,561
Interest and other income, net	92	82	47	72	84	108	146	224
Income tax provision	(175)	(175)	(200)	(200)	(46)	(62)	(70)	(90)

Net income	$1,446	$902	$2,314	$2,651	$788	$547	$979	$1,695

Basic earnings per share	$0.09	$0.05	$0.11	$0.12	$0.04	$0.02	$0.04	$0.08

Diluted earnings per share	$0.08	$0.04	$0.10	$0.11	$0.03	$0.02	$0.04	$0.07

As a Percentage of Revenues:
Revenues:
Product licenses	88%	86%	78%	81%	76%	76%	78%	75%
Services and other	12	14	22	19	24	24	22	25

Total revenue	100	100	100	100	100	100	100	100
Costs and expenses:
Cost of product licenses	2	3	4	4	4	5	5	5
Cost of services and other	11	11	11	11	12	10	10	11
Sales and marketing	36	34	41	38	46	47	44	40
Research and development	22	20	19	19	23	24	24	21
General and administrative	13	14	8	9	9	10	10	11
Write-off of acquired in-process research and development	—	9	—	—	—	—	—	—

Total costs and expenses	84	91	83	81	94	96	93	88

Operating income	16	9	17	19	6	4	7	12
Interest and other income, net	1	1	—	—	1	1	1	2
Income tax provision	(2)	(2)	(1)	(1)	—	—	—	(1)

Net income	15%	8%	16%	20%	7%	5%	8%	13%

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

Liquidity and Capital Resources

Cash provided by continuing operations was $9.2 million, $9.1 million and $5.3 million for fiscal 2003, 2004 and 2005, respectively. Cash provided by continuing operations decreased slightly from fiscal 2003 to 2004 despite an increase in income from continuing operations in fiscal 2004, primarily due to an increase in current assets, partially offset by an increase in deferred revenue. Cash provided by continuing operations decreased from fiscal 2004 to 2005 primarily due to decreased net income, offset partially by an increase in non-cash amortization of acquisition related intangible assets, and the payment of a lease termination fee of $2.3 million in the quarter ended September 30, 2004.

We used $16.6 million, net of $6.5 million of cash held by Data Junction at the time of closing of the transaction, and issued 5 million shares of Pervasive common stock to acquire the outstanding shares of Data Junction, including certain acquisition-related costs.

We received net proceeds of $1.7 million, $0.4 million and $6.6 million from the sale or maturity of marketable securities in fiscal 2003, 2004 and 2005 respectively. In addition, we purchased property and equipment totaling approximately $0.6 million, $1.0 million and $1.2 million in fiscal 2003, 2004 and 2005, respectively. This property consisted primarily of computer hardware and software for general upgrade requirements in fiscal 2003, 2004 and 2005 as well as an upgrade to the front office system in 2004 and 2005. We expect that our capital expenditures in the next fiscal year will be consistent with fiscal 2005 as a result of specific capital projects anticipated to upgrade additional front and back office systems.

In July 2003, we announced the authorization of a new $5.0 million stock repurchase plan which became effective upon expiration of the previous plan on July 21, 2003. During fiscal year 2005, we repurchased 359,700 shares of common stock at a cost of approximately $1.8 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During fiscal years ended June 30, 2003, 2004 and 2005, we received approximately $0.5 million, $1.5 million and $1.6 million, respectively, in proceeds from the exercise of stock options and our employee stock purchase plan resulting in the issuance of shares of our common stock of approximately 248,000, 532,000 and 491,000 for the fiscal years ending June 30, 2003, 2004 and 2005, respectively.

On September 24, 2004, we entered into a Lease Agreement with Carr Texas OP, LP (the “Landlord”) pursuant to which we will lease approximately 91,000 square feet for use as our principal headquarters. The Lease Agreement replaced our prior lease with the Landlord which was terminated on September 24, 2004. We paid the Landlord $2.3 million in satisfaction of our obligations under the original lease. The cancellation fee was previously accrued and is reflected in the Company’s consolidated balance sheet as of June 30, 2004 under the heading “Deferred Rent and Lease Related Accruals.”

We are exploring new opportunities to build, license or acquire products and services for introduction to and through our expansive worldwide channel. Any such transactions could cause us to issue dilutive equity securities, reduce our cash and marketable securities, or incur debt or contingent liabilities.

On June 30, 2005, we had $34.9 million in working capital including $37.4 million in cash, cash equivalents and marketable securities.

Summary Disclosures About Contractual Obligations

The following table summarizes our operating lease obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

2006	$905
2007	1,254
2008	1,167
2009	1,320
2010	1,396
Thereafter	1,861

$7,903

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” which supersedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, SFAS No. 123, “Accounting for Stock-Based Compensation”, and related implementation guidance. The pronouncement is effective for the Company for interim and annual periods beginning after June 15, 2005. Under this pronouncement, stock-based compensation to employees is required to be recognized as a charge to the statement of operations and such charge is to be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

SFAS No. 123R permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of SFAS 123R for all share-based payments granted after the effective date and based on SFAS 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures. We will adopt the delayed provisions of SFAS 123R during the first quarter of our fiscal year 2006, utilizing the “modified prospective” method. We expect to continue to grant stock-based compensation to employees.

Our current policy is to not expense share-based compensation; however, we do disclose the effect of this item as currently required by SFAS 123, see Note 2 – Summary of Significant Accounting Policies—Stock Based Compensation. We expect the adoption of SFAS 123R will have a significant impact on our results of operations, but we do not expect such adoption to have a significant impact on our financial position or liquidity.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France, England and India and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2003, the result would have been an increase in revenue and operating income of less than $0.1 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2004, the result would have been a decrease in revenue and operating income of approximately $0.5 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2005, the result would have been a decrease in revenue and operating income of less than $0.1 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2003, the result would have been an increase in operating income of approximately $0.2 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2004, the result would have been an increase in operating income of approximately $0.2 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2005, the result would have been an increase in operating income of approximately $0.3 million. The impact of fluctuations in the relative value of all other currencies for fiscal 2003, 2004 and 2005 was not material.

We monitor our foreign currency exposure and, from time to time, will attempt to reduce exposure through hedging. Gains and losses on foreign currency hedging were not material to the consolidated financial statements for fiscal years ended June 30, 2003, 2004 and 2005 as such hedging activities were minimal.

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

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm. This report appears on page F-2 in our Consolidated Financial Statements.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants’ Annual Meeting of Stockholders to be held on November 1, 2005. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2005. For information regarding executive officers of the Company, see the Information appearing under the caption “Executive Officers of the Registrant” in Part I, Item 4a of this Report on Form 10-K.

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

(c)    Exhibits

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*	1997 Stock Incentive Plan

10.3*	Employee Stock Purchase Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.10**	Lease agreement dated April 2, 1998, between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park

10.11++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

21.1	Subsidiaries of the Company

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by David Sikora, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by David Sikora, Chief Executive Officer and John Farr, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERVASIVE SOFTWARE INC. (Registrant)

By:	/S/ DAVID SIKORA
David Sikora President and Chief Executive Officer

September 13, 2005
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID SIKORA David Sikora	President and Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2005

/S/ JOHN E. FARR John E. Farr	Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2005

/S/ SHELBY H. CARTER, JR. Shelby H. Carter, Jr.	Director and Chairman of the Board	September 13, 2005

/S/ NANCY R. WOODWARD Nancy R. Woodward	Director	September 13, 2005

/S/ DAVID A. BOUCHER David A. Boucher	Director	September 13, 2005

/s/ DAVID R. BRADFORD David R. Bradford	Director	September 13, 2005

/S/ JEFFREY S. HAWN Jeffrey S. Hawn	Director	September 13, 2005

/S/ MICHAEL E. HOSKINS Michael E. Hoskins	Director	September 13, 2005

SCHEDULE II

PERVASIVE SOFTWARE INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions/ Write-offs Charged to Allowance	Other Additions*	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2003	350	86	92	—	344
Year ended June 30, 2004	344	94	94	134	478
Year ended June 30, 2005	478	70	70	—	478

Valuation Allowance for Deferred Tax Assets:
Year ended June 30, 2003	20,957	—	6,603	—	14,354
Year ended June 30, 2004	14,354	—	2,475	—	11,879
Year ended June 30, 2005	11,879	—	2,132	—	9,747

*	Additions allocated as part of the purchase accounting treatment of the acquisition of Data Junction Corporation

S-1

PERVASIVE SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Pervasive Software Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Pervasive Software Inc. maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pervasive Software Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Pervasive Software Inc. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pervasive Software Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pervasive Software Inc. as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005, of Pervasive Software Inc. and our report dated September 8, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas

September 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Pervasive Software Inc.

We have audited the accompanying consolidated balance sheets of Pervasive Software Inc. as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pervasive Software Inc. at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pervasive Software Inc.’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas

September 8, 2005

PERVASIVE SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2005
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents, including interest bearing investments of $17,953 in 2004 and $28,763 in 2005	$24,705	$34,086
Marketable securities	9,914	3,305
Trade accounts receivable, net of allowance for doubtful accounts of $478 in 2004 and 2005	9,348	7,398
Prepaid expenses and other current assets	1,545	1,572

Total current assets	45,512	46,361
Property and equipment, net	2,530	2,422
Purchased technology, net	6,616	6,079
Goodwill	38,955	38,953
Other assets	255	390

Total assets	$93,868	$94,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,283	$490
Accrued payroll and payroll related costs	2,343	1,277
Deferred rent and lease related accruals	2,290	1,028
Other accrued expenses	3,677	2,986
Deferred revenue	5,190	5,681

Total current liabilities	14,783	11,462

Stockholders’ equity:
Common stock, $0.001 par value; Authorized—75,000,000 shares; issued and outstanding—22,297,964 shares in 2004 and 22,429,131 shares in 2005	90,184	89,949
Accumulated other comprehensive loss	(1,145)	(1,261)
Retained deficit	(9,954)	(5,945)

Total stockholders’ equity	79,085	82,743

Total liabilities and stockholders’ equity	$93,868	$94,205

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30
	2003	2004	2005
	(in thousands, except per share data)
Revenues:
Product licenses	$35,373	$40,967	$36,978
Services and other	3,832	8,641	11,374

Total revenue	39,205	49,608	48,352
Costs and expenses:
Cost of product licenses	991	1,712	2,273
Cost of services and other	4,907	5,519	5,213
Sales and marketing	13,673	18,311	21,313
Research and development	8,033	9,983	11,084
General and administrative	4,866	5,228	4,753
Write-off of acquired in-process research and development	—	1,084	—

Total costs and expenses	32,470	41,837	44,636

Operating income from continuing operations	6,735	7,771	3,716
Interest and other income	534	293	561

Income from continuing operations before income taxes	7,269	8,064	4,277
Income tax provision	(580)	(750)	(268)

Income from continuing operations	6,689	7,314	4,009

Discontinued operations:
Gain on disposal	159	—	—

Gain from discontinued operations	159	—	—

Net income	$6,848	$7,314	$4,009

Basic earnings per share:
Income from continuing operations	$0.40	$0.37	$0.18
Gain from discontinued operations	0.01	—	—

Net income	$0.41	$0.37	$0.18

Diluted earnings per share:
Income from continuing operations	$0.37	$0.33	$0.17
Gain from discontinued operations	0.01	—	—

Net income	$0.38	$0.33	$0.17

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at June 30, 2002	$59,096	$(1,188)	$(24,116)	$33,792
Acquisition of 277,350 treasury shares, cumulative treasury shares of 1,130,899 and cost of $2,471 at June 30, 2003	(929)	—	—	(929)
Issuance of 168,438 shares of common stock pursuant to the exercise of stock options	331	—	—	331
Issuance of 79,921 shares of common stock pursuant to the employee stock purchase plan	130	—	—	130
Reduction of note receivable to executive officer pursuant to the exercise of stock options	32	—	—	32
Foreign currency translation adjustment	—	(2)	—	(2)
Net income	—	—	6,848	6,848

Total comprehensive income				6,846

Balances at June 30, 2003	58,660	(1,190)	(17,268)	40,202
Issuance of 461,613 shares of common stock pursuant to the exercise of stock options	1,186	—	—	1,186
Issuance of 70,587 shares of common stock pursuant to the employee stock purchase plan	273	—	—	273
Reduction of note receivable to executive officer pursuant to the exercise of stock options	65	—	—	65
Issuance of 4,999,962 shares of common stock pursuant to the acquisition of Data Junction Corporation	30,000	—	—	30,000
Foreign currency translation adjustment	—	45	—	45
Net income	—	—	7,314	7,314

Total comprehensive income				7,359

Balances at June 30, 2004	90,184	(1,145)	(9,954)	79,085
Acquisition of 359,700 treasury shares, cumulative treasury shares of 1,490,599 and cost of $4,319 at June 30, 2005	(1,848)	—	—	(1,848)
Issuance of 430,525 shares of common stock pursuant to the exercise of stock options	1,413	—	—	1,413
Issuance of 60,342 shares of common stock pursuant to the employee stock purchase plan	200	—	—	200
Unrealized loss on investments		(9)	—	(9)
Foreign currency translation adjustment	—	(107)	—	(107)
Net income	—	—	4,009	4,009

Total comprehensive income				3,893

Balances at June 30, 2005	$89,949	$(1,261)	$(5,945)	$82,743

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2003	2004	2005
	(in thousands)
Cash from continuing operations
Income from continuing operations	$6,689	$7,314	$4,009
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	1,358	1,808	2,523
Write-off of acquired in-process research and development	—	1,084	—
Non cash compensation expense pursuant to employee stock purchase plan	147	294	109
Other non cash items	32	86	125
Change in current assets and liabilities:
(Increase) decrease in current assets	(229)	(2,543)	1,846
Increase (decrease) in accounts payable and accrued liabilities	1,148	674	(3,819)
Increase in deferred revenue	88	413	500

Net cash provided by continuing operations	9,233	9,130	5,293
Cash from discontinued operations
Gain from discontinued operations	159	—	—
Accrued liabilities of discontinued operations	(652)	(8)	(18)

Net cash used in discontinued operations	(493)	(8)	(18)
Cash from investing activities
Purchase of property and equipment	(612)	(990)	(1,218)
Purchase of marketable securities	(18,546)	(21,535)	(4,622)
Proceeds from sale or maturity of marketable securities	20,206	21,934	11,222
Investment in business, net of cash acquired	200	(15,974)	(2)
Purchase of technology rights	(550)	(600)	(895)
(Increase) decrease in other assets	190	(30)	(15)

Net cash provided by (used in) investing activities .	888	(17,195)	4,470
Cash from financing activities
Purchase of treasury stock	(929)	—	(1,848)
Proceeds from exercise of stock options and employee stock purchase plan	461	1,459	1,614

Net cash provided by (used in) financing activities	(468)	1,459	(234)
Effect of exchange rate changes on cash and cash equivalents .	(23)	(33)	(130)

Change in cash and cash equivalents	9,137	(6,647)	9,381
Cash and cash equivalents at beginning of year	22,215	31,352	24,705

Cash and cash equivalents at end of year	$31,352	$24,705	$34,086

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

The Company develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas and through international offices in Brussels, Frankfurt, Paris, London and Bangalore and a joint venture in Japan. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Where software licenses are sold with maintenance or other services, the Company allocates the total fee to the various elements based on the fair values of the elements specific to the Company. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal rate. If the Company does not have VSOE for one of the delivered elements of an arrangement, but does have VSOE for all undelivered elements, the Company uses the residual method to record revenue. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value; the remaining

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangement fee, including any discount, is allocated to the delivered element. If the residual method is not used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element’s fair value without regard to the discount.

Software Development Costs

Software development costs incurred by the Company in connection with its development projects are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“Statement 86”). The Company has not capitalized any internal costs through June 30, 2005 related to its software development activities as costs eligible for capitalization are not significant. In April 2003, the Company purchased a database transaction intelligence technology and capitalized the cost in accordance with Statement 86 (see Note 9).

Advertising Costs

The Company expenses costs of producing advertising- and sales-related collateral materials as incurred. Other production costs associated with direct mail programs, placement costs associated with magazine or other printed media and all direct costs associated with trade shows and other sales related events are expensed when the related direct mail is sent, advertising space is used or the event is held. These expenses in 2003, 2004 and 2005 were approximately $1.4 million, $2.1 million and $3.0 million, respectively.

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

The Company estimates its income taxes in each of the jurisdictions in which it operates as part of the process of preparing the consolidated financial statements. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as net operating loss carryforwards and foreign tax credit carryforwards, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company then assesses the likelihood that net deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, it establishes a valuation allowance. The Company concluded that a full valuation allowance was required for all periods presented. While the Company has considered future taxable income in assessing the need for the valuation allowance, in the event the Company was to determine that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, increasing income in the period in which such determination was made. Pursuant to the Internal Revenue Code, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses and tax credits that the Company may utilize include, but are not limited to, a cumulative change of more than 50% ownership of the Company, as defined, over a three year period, and changes in the relative mix of foreign source taxable income versus domestic taxable income. Further, the Company’s net operating loss and tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company has been audited by tax authorities in the past. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies. Although the Company believes it has appropriate support for the positions taken on its tax returns, the Company has recorded a liability for its best estimate of the probable loss on certain of these positions. The Company believes that its accruals for tax liabilities are adequate for all open years, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from intercompany transfer pricing. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting our assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. Due to the complexity involved, the Company is not able to estimate the range of reasonably possible losses in excess of amounts recorded.

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

Substantially all of the Company’s marketable securities mature on or before June 30, 2006. All are stated at cost, which approximates fair market value as of June 30, 2004 and 2005, and consist of the following (in thousands):

	June 30,
	2004	2005
Marketable securities
U.S. Government Agencies	$8,937	$3,129
Commercial Paper	799	—
Certificates of Deposit	178	176

Total	$9,914	$3,305

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

Costs in Excess of Fair Value of Net Assets Acquired

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this accounting standard for business combinations initiated after June 30, 2001. See Note 8 for a description of business combinations.

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

As of June 30, 2004 and 2005, Pervasive had goodwill in the amount of $39.0 million associated with the acquisition of Data Junction (see Note 8). The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Based on its assessment, the Company believes that there has been no such impairment of its goodwill and other intangible assets. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $6.1 million (net of accumulated amortization of $2.3 million) as of June 30, 2005. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004, the $550,000 purchase of a database transaction intelligence technology from ThinkNet Inc., a software development company based in Toronto, Ontario, the $600,000 license of full text search technology from ABACUS Research A.G., a software development company based in St. Gallen, Switzerland, and the $487,000 license of modeling environment technology from Metaserver Inc., a software development company based in New Haven, Connecticut.

Foreign Currency Transactions

For the Company’s foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year in accordance with Statement 52, Foreign Currency Translation. Such translation adjustments are recorded in aggregate as a component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in other income and were not significant in 2003, 2004 or 2005.

Financial instruments, principally forward pricing contracts, are used by the Company from time to time in the management of its foreign currency exposures. The fair value associated with these forward pricing contracts

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at June 30, 2004 and 2005 is not significant. Gains and losses on foreign currency transaction hedges are recognized in income when realized and offset the foreign exchange gains and losses on the underlying transactions. The Company does not hold or issue derivative financial instruments for trading purposes.

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

AG-TECH Corporation, the Company’s distribution partner in Japan, accounted for approximately 13%, 12% and 13% of the Company’s revenue during the years ended June 30, 2003, 2004 and 2005 respectively (see Note 8).

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Year Ended June 30
	2003	2004	2005
Net income	$6,848	$7,314	$4,009
Deduct stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,681)	(3,887)	(3,389)

Pro forma net income	$3,167	$3,427	$620

Earnings per share, basic:
As reported	$0.41	$0.37	$0.18
Pro forma	$0.19	$0.17	$0.03

Earnings per share, diluted:
As reported	$0.38	$0.33	$0.17
Pro forma	$0.18	$0.16	$0.03

During fiscal 2003, 2004 and 2005, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2003	2004	2005	2004	2005
Risk free interest rate	2.45%	2.96%	3.58%	1.14%	2.72%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Volatility factor	1.30	1.235	1.22	1.235	1.22
Weighted average expected life of options (in years)	4	4	4	0.5	0.5

The weighted average grant date fair value per share of options granted during the years ended June 30, 2003, 2004 and 2005 was $4.13, $5.48 and $3.27, respectively.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently lssued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” which supersedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, SFAS No. 123, “Accounting for Stock-Based Compensation”, and related implementation guidance. The pronouncement is effective for the Company for interim and annual periods beginning after June 15, 2005. Under this pronouncement, stock-based compensation to employees is required to be recognized as a charge to the statement of operations and such charge is to be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

SFAS No. 123R permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of SFAS 123R for all share-based payments granted after the effective date and based on SFAS 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures. We will adopt the delayed provisions of SFAS 123R during the first quarter of our fiscal year 2006, utilizing the “modified prospective” method. We expect to continue to grant stock-based compensation to employees.

Our current policy is to not expense share-based compensation; however, we do disclose the effect of this item as currently required by SFAS 123, see Note 2 – Summary of Significant Accounting Policies—Stock Based Compensation. We expect the adoption of SFAS 123R will have a significant impact on our results of operations, but we do not expect such adoption to have a significant impact on our financial position or liquidity.

3.    Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,
	2004	2005
Computer equipment and purchased software	$13,856	$9,767
Office equipment, furniture and fixtures	4,252	3,481
Leasehold improvements	1,293	1,293

	19,401	14,541
Less accumulated depreciation and amortization	(16,871)	(12,119)

	$2,530	$2,422

Depreciation expense was approximately $1.3 million, $1.0 million and $1.1 million for fiscal years ending June 30, 2003, 2004 and 2005, respectively.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Income Taxes

The components of income from continuing operations before income taxes consist of the following (in thousands):

	Year ended June 30
	2003	2004	2005
Domestic income	$7,095	$7,979	$3,861
Foreign income	174	85	416

Income from continuing operations before income taxes	$7,269	$8,064	$4,277

As of June 30, 2005, the Company expects that upon filing of its domestic tax return for fiscal year 2005 it will have remaining a research and development credit carryforward of approximately $0.9 million and a foreign tax credit carryforward of approximately $2.3 million. These carryforwards will begin to expire in fiscal 2012 and 2007, respectively, if not utilized. In addition, the Company expects it will have an Alternative Minimum Tax Credit carryforward, which does not expire, of approximately $0.4 million upon filing its domestic tax return for fiscal year 2005.

Significant components of expense (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Year ended June 30
	2003	2004	2005
Income tax provision:
Current:
Federal	$(60)	$17	$122
Foreign	640	733	146

Total current	580	750	268

Deferred:
Federal	–	–	–
Foreign	–	–	–

Total deferred	–	–	–

	$580	$750	$268

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s provision for income taxes for the year ended June 30, 2003 and 2004 consists primarily of withholdings on income generated in foreign countries, which was substantially less for the year ended June, 30, 2005 due to a change in the Japanese tax laws regarding withholding on royalties generated in Japan. The Company’s provision for income taxes differs from the expected provision amount computed by applying the statutory federal income tax rate of 34% to income from continuing operations before income taxes for 2003, 2004 and 2005 as a result of the following (in thousands):

	Year ended June 30
	2003	2004	2005
Computed at statutory rate of 34%	$2,470	$2,742	$1,454
Effect of foreign operations	59	29	5
Deduction related to disqualifying disposition of incentive stock options	(92)	(368)	(251)
Deemed foreign dividends	—	240	58
Benefit of deferred tax asset not previously recognized related to foreign tax credit carryforward	—	—	(1,151)
Benefit of deferred tax asset not previously recognized related to net operating loss carryforward	(1,935)	(1,956)	(314)
Benefit of deferred tax asset not previously recognized related to temporary differences	210	128	373
Non-deductible charges and amortization related to acquisitions	(66)	31	32
Other	(66)	(96)	62

	$580	$750	$268

The components of deferred income taxes at June 30, 2004 and 2005 are as follows (in thousands):

	June 30,
	2004	2005
Deferred tax assets:
Domestic net operating loss carryforwards	$467	$—
Domestic tax credit carryforwards	4,262	3,230
Domestic alternative minimum tax credit carryforwards	271	357
Canadian net operating loss carryforwards	6,844	5,781
Accrued expenses and reserves not deductible for tax purposes	1,733	1,922
Depreciable assets	199	174

Total deferred tax assets	13,776	11,464

Deferred tax liabilities:
Prepaid expenses	(193)	(234)
Purchased technology, net	(1,704)	(1,483)

Total deferred tax liabilities	(1,897)	(1,717)
Valuation allowance for deferred tax assets	(11,879)	(9,747)

Net deferred tax assets	$–	$–

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ending June 30, 2004, the Company filed amended federal tax returns for the June 30, 1997, 1998 and 1999 years to deduct foreign income taxes previously claimed as foreign tax credits in such years. The deduction of foreign income taxes in each year created a net operating loss that was utilized as a carryback in prior years.

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the uncertainty of future taxable income and risks associated with business combinations. The valuation allowance decreased by approximately $2.1 million during the year ended June 30, 2005.

5.    Employee Benefits

The Company’s employees are offered health coverage under a partially self-funded plan in which the Company purchases specific stop-loss insurance coverage at $35,000 per year, per employee. The Company has also purchased an aggregate stop-loss insurance coverage to limit its maximum annual exposure to claims funded. From the date of the acquisition of Data Junction through June 30, 2004, the employees who joined the Company as part of the merger were covered by a fully funded insurance plan. As of July 1, 2004, all employees are covered by the partially self-funded plan. Based on the policy census at July 1, 2005, such maximum annual exposure for the policy year ending June 30, 2006 is approximately $2.0 million. The Company pays a fixed fee per covered individual for administrative costs of the administrator and the cost of the stop-loss insurance purchased on the Company’s behalf. The Company contributes 100% toward the cost to insure each employee and 75% toward the cost to insure dependents for which coverage is requested by the employee. Combined expenses for the partially self-funded and fully funded plans including premiums and claims funded for the years ended June 30, 2003, 2004 and 2005 were approximately $0.9 million, $1.2 million, and $1.1 million respectively.

The Company has a 401(k) retirement plan which is available to all domestic, full-time employees. The Company’s expenses related to the plan were not significant in the years ended June 30, 2003, 2004 or 2005. In December 2002, the Company funded a matching contribution of 10% of participant contributions made during calendar year 2002 for all participants employed by the Company on December 31, 2002. The amount of the match was approximately $56,000 for the year ended June 30, 2003. In April 2004, the Company funded a matching contribution of 10% of participant contributions made during calendar year 2003 for all participants employed by the Company on December 31, 2003. The amount of the match was approximately $81,000 for the year ended June 30, 2004. In March 2005, the Company funded a matching contribution of 10% of participant contributions made during calendar year 2004 for all participants employed by the Company on December 31, 2004. The amount of the match was approximately $91,000 for the year ended June 30, 2005.

6.    Common Stock and Stock Options

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of changes in common stock options during the year ended June 30, 2003, 2004 and 2005 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2002	4,421,122	$0.13—24.88	$3.88
Granted	1,076,200	$3.01— 5.65	$5.01
Exercised	(168,438)	$0.13— 3.09	$1.78
Surrendered	(444,950)	$1.06—16.81	$4.34

Options outstanding, June 30, 2003	4,883,934	$0.13—24.88	$4.13
Granted	1,487,500	$5.83— 8.15	$6.83
Exercised	(461,613)	$0.13— 7.00	$2.83
Surrendered	(961,059)	$1.06—24.88	$6.15

Options outstanding, June 30, 2004	4,948,762	$0.13—16.81	$4.67
Granted	1,224,500	$3.92— 6.00	$4.13
Exercised	(430,525)	$1.18— 5.65	$3.00
Surrendered	(687,887)	$1.40— 9.88	$5.48

Options outstanding, June 30, 2005	5,054,850	$0.13—16.81	$4.57

The following is additional information relating to options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.13 to $2.00	385,587	5.60	$1.34	373,587	$1.33
$ 2.31 to $4.00	2,542,787	7.54	$3.45	1,272,162	$3.15
$ 4.10 to $6.00	1,112,125	8.50	$5.39	363,125	$5.50
$ 6.88 to $9.88	937,101	8.03	$7.24	285,725	$7.46
$ 10.00 to $16.81	77,250	4.17	$13.37	77,250	$13.37

$ 0.13 to $16.81	5,054,850	7.64	$4.57	2,371,849	$4.08

At June 30, 2005, 6,907,101 shares of common stock were reserved for future exercise of stock options. As part of the Company’s 1997 Plan, the number of shares of common stock available for issuance automatically increased on July 1 each calendar year beginning July 1, 1998 and ending July 1, 2000 by an amount equal to

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

five percent (5%) of the shares of common stock and common stock equivalents outstanding on the trading day immediately preceding July 1, with a maximum annual increase of 1,000,000 shares. The 1997 Plan was amended in November 2000 to extend the automatic annual increase to July 1 each calendar year beginning July 1, 2001 and ending July 1, 2003, by an amount equal to five percent (5%) of the shares of common stock outstanding on the trading day immediately preceding July 1, with a maximum annual increase of 1,000,000 shares.

The Company’s 1997 Employee Stock Purchase Plan (the “1997 Purchase Plan”) was adopted by the Board of Directors in July 1997 and approved by the stockholders in August 1997. A total of 1,250,000 shares of common stock have been reserved for issuance under the 1997 Purchase Plan. The 1997 Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and has consecutive and overlapping twenty-four month offering periods that begin every six months. Each twenty-four month offering period includes four six-month purchase periods, during which payroll deductions are accumulated and at the end of which, shares of common stock are purchased with a participant’s accumulated payroll deductions. The 1997 Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 500 shares per purchase period. The price of common stock to be purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. Through June 30, 2005, 598,700 shares of common stock have been issued under the 1997 Purchase Plan. The Company terminated the 1997 Purchase Plan effective May 1, 2005, immediately following the April 2005 purchase.

7.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Year Ended June 30,
	2003	2004	2005
Numerator:
Income from continuing operations	$6,689	$7,314	$4,009

Denominator:
Denominator for basic earnings per share—weighted average shares	16,663	19,801	22,341
Effect of dilutive securities—Employee stock options	1,254	2,150	1,011

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	17,917	21,951	23,352

Basic earnings per share from continuing operations	$0.40	$0.37	$0.18

Diluted earnings per share from continuing operations	$0.37	$0.33	$0.17

At June 30, 2003, 2004 and 2005 approximately 1,303,000, 1,329,000 and 1,866,000 shares, respectively, were not included in the diluted earnings per share calculation since the shares are anti-dilutive.

8.    Business Combinations and Divestitures

Investment in Data Junction Corporation

On December 4, 2003, the Company purchased Data Junction for cash of approximately $16.6 million, net of cash acquired of $6.5 million and including acquisition costs of approximately $1.0 million, and 5,000,000

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the Company’s unaudited pro forma results of operations for the fiscal years ended June 30, 2003 and 2004 as if the acquisition of Data Junction had occurred as of the beginning of the applicable period. The pro forma information excludes IPR&D charges of $1.1 million in the fiscal year ended June 30, 2004, as these charges are nonrecurring charges resulting from the acquisition. The unaudited pro forma financial information has been prepared for comparative purposes only and there can be no assurance that this presentation reflects the results of operations that would have occurred had Data Junction been consolidated with the Company during the applicable periods (in millions, except per share data).

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

9.    Goodwill and Other Intangible Assets

As of June 30, 2005, Pervasive had goodwill in the amount of $39.0 million associated with the acquisition of Data Junction (see Note 8). The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $6.1 million (net of accumulated amortization of $2.3 million) as of June 30, 2005. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004, the $550,000 purchase of a database transaction intelligence technology from ThinkNet Inc., a software development company based in Toronto, Ontario, the $600,000 license of full text search technology from ABACUS Research A.G., a software development company based in St. Gallen,

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Switzerland, and the $487,000 license of modeling environment technology from Metaserver Inc., a software development company based in New Haven, Connecticut.

The Company is amortizing these assets on a straight-line basis over their estimated useful lives, generally five to ten years. Amortization expense for the years ended June 30, 2003, 2004 and 2005 was approximately $14,000, $854,000 and $1.4 million, respectively. Amortization expense for intangible assets is anticipated to be approximately $1.6 million for each of the years ended June 30, 2006, 2007 and 2008, approximately $0.8 million for the year ended June 30, 2009 and approximately $0.2 million for the year ended June 30, 2010.

Purchased technology consists of the following as of June 30, 2005 (in thousands):

	June 30,
	2004	2005
Purchased technology	$7,484	$8,379
Accumulated amortization	(868)	(2,300)

	$6,616	$6,079

10.    Commitments and Contingencies

The Company leases its headquarters and remote office space and, in some cases, is obligated for its proportionate share of utilities and other defined operating expenses of the related building. The Company has executed a $175,000 letter of credit as required under the headquarters office lease. Office rent expense for the Company’s domestic and international offices for the years ended June 30, 2003, 2004 and 2005, was approximately $2.4 million, $2.3 million, and $2.0 million, respectively, net of approximately $0.1 million of sublease income for the year ended June 30, 2003.

On September 24, 2004, the Company entered into a Lease Agreement with Carr Texas OP, LP (the “Landlord”) pursuant to which the Company will lease approximately 91,000 square feet for use as its principal headquarters. The Lease Agreement replaced the Company’s prior lease with the Landlord which was terminated on September 24, 2004. The Company paid the Landlord $2,290,000 in satisfaction of the Company’s obligations under the original lease. The cancellation fee was previously accrued by the Company and is reflected in the Company’s consolidated balance sheet as of June 30, 2004 under the heading “Deferred Rent and Lease Related Accruals.”

Future minimum lease payments at June 30, 2005 under the operating leases for worldwide office space are as follows (in thousands):

2006	$905
2007	1,254
2008	1,167
2009	1,320
2010	1,396
Thereafter	1,861

$7,903

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11.    General Litigation

The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the consolidated financial position and results of operations as of June 30, 2005.

12.    Segments of Business and Geographic Area Information

The Company is engaged in the design, development and marketing of data infrastructure software. The Company considers its business activities to constitute a single segment of business.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s continuing operations by geographic area follows (in thousands):

	Year ended June 30,
	2003	2004	2005
Revenue:
North America	$22,888	$32,034	$30,016
Europe (majority originating from U.S.)	10,418	10,350	11,321
Japan	5,258	6,190	6,336
Rest of World (all originating from U.S.)	641	1,034	679

Total	$39,205	$49,608	$48,352

Operating income (loss)(A):
North America	$(3,778)	$(2,326)	$(5,835)
Europe (inclusive of revenue originating from U.S.)	5,262	3,970	4,104
India	—	—	(879)
Japan	5,251	6,127	6,326

Total	$6,735	$7,771	$3,716

Identifiable assets:
North America	$49,801	$92,731	$92,107
Europe	298	602	1,099
India	—	—	485
Japan	493	535	514

Total	$50,592	$93,868	$94,205

(A)	Operating income for Europe, India and Japan do not include any allocation of marketing, product development, technical support and administrative costs incurred in the United States.

13.    Statements of Cash Flows

The (increase) decrease in current assets from continuing operations reflected in the consolidated statements of cash flows is comprised of the following (in thousands):

	Year ended June 30,
	2003	2004	2005
(Increase) decrease in trade accounts receivable	$(637)	$(2,823)	$1,943
Decrease in notes receivable from related parties	102	102	—
(Increase) decrease in prepaid expenses and other current assets	306	178	(97)

	$(229)	$(2,543)	$1,846

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The increase (decrease) in accounts payable and accrued liabilities from continuing operations reflected in the consolidated statements of cash flows is comprised of the following (in thousands):

	Year ended June 30,
	2003	2004	2005
Increase (decrease) in trade accounts payable	$452	$379	$(789)
Increase (decrease) in accrued payroll and payroll related costs	(208)	126	(1,174)
Increase (decrease) in deferred rent and lease related accruals	796	—	(1,262)
Increase (decrease) in other accrued expenses	108	169	(594)

	$1,148	$674	$(3,819)

Supplemental disclosures:
Income taxes paid (refunds received) during the year:
Domestic	$90	$(183)	$125

Foreign	$618	$720	$193

Noncash activities:
Issuance of common stock under employee stock purchase plan	$130	$273	$200