Form 10-Q
period 2005-09-30
PERVASIVE SOFTWARE INC
filed 2005-11-09
CIK 1042821

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 3, 2005 there were 22,472,181 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,845	$34,086
Marketable securities	4,810	3,305
Trade accounts receivable, net	7,340	7,398
Prepaid expenses and other current assets	1,756	1,572

Total current assets	48,751	46,361

Property and equipment, net	2,266	2,422
Purchased technology, net	5,718	6,079
Goodwill	38,953	38,953
Other assets	391	390

Total assets	$96,079	$94,205

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$824	$490
Accrued payroll and payroll related costs	1,835	1,277
Deferred rent and lease related accruals	1,285	1,028
Other accrued expenses	2,833	2,986
Deferred revenues	5,336	5,681

Total current liabilities	12,113	11,462

Stockholders’ equity:
Common stock	90,902	89,949
Retained deficit	(6,936)	(7,206)

Total stockholders’ equity	83,966	82,743

Total liabilities and stockholders’ equity	$96,079	$94,205

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2005	2004
Revenues:
Product licenses	$8,856	$8,984
Services and other	2,834	2,800

Total revenue	11,690	11,784

Costs and expenses:
Cost of product license revenues	573	512
Cost of service and other revenues ($29, see note below)	1,451	1,392
Sales and marketing ($274, see note below)	5,041	5,398
Research and development ($162, see note below)	2,877	2,641
General and administrative ($405, see note below)	1,625	1,091

Total costs and expenses ($870, see note below)	11,567	11,034

Operating income	123	750
Interest and other income, net	259	84
Income tax provision	(50)	(46)

Net income	$332	$788

Basic earnings per share	$0.01	$0.04

Diluted earnings per share	$0.01	$0.03

Note: Parenthetical amounts reflected above represent the amount of stock-based compensation expense included in the expense amounts for the three months ended September 30, 2005. See Note 4 to the Condensed Consolidated Financial Statements.

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended September 30,
	2005	2004
Cash from operations
Net income	$332	$788
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	658	611
Non-cash stock compensation expense	870	—
Change in current assets and liabilities:
Decrease in trade accounts receivable	48	1,417
Increase in prepaid expenses and other current assets	(187)	(179)
Fee paid upon cancellation of office lease	—	(2,290)
Other increase (decrease) in accounts payable and accrued liabilities	995	(632)
Decrease in deferred revenue	(337)	(322)

Net cash provided by (used in) operations	2,379	(607)

Cash from investing activities
Purchase of property and equipment	(143)	(228)
Sales and purchases of marketable securities, net	(1,505)	5,563
Investment in business, net of cash acquired	—	(21)
Increase in other assets	(2)	(41)

Net cash provided by (used in) investing activities	(1,650)	5,273

Cash from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	85	723
Purchase of treasury stock	—	(1,252)

Net cash provided by (used in) financing activities	85	(529)

Effect of exchange rate on cash and cash equivalents	(55)	(60)

Change in cash and cash equivalents	759	4,077
Cash and cash equivalents at beginning of period	34,086	24,705

Cash and cash equivalents at end of period	$34,845	$28,782

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

1. General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2005, which are contained in the Company’s Annual Report filed on Form 10-K on September 13, 2005 (File No. 000-23043). The results of operations for the three month periods ended September 30, 2005 and 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,
	2005	2004
Numerator:
Net income	$332	$788

Denominator:

Denominator for basic earnings per share – weighted average shares	22,449	22,280

Effect of dilutive securities - Employee stock options	822	1,342
Effect of dilutive securities - Unrecognized compensation cost	(735)	—

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	22,536	23,622

Basic earnings per share	$0.01	$0.04

Diluted earnings per share	$0.01	$0.03

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended September 30,
	2005	2004
Net income	$332	$788
Foreign currency translation adjustments	(64)	(62)
Unrealized gain on investments	2	—

Comprehensive income	$270	$726

4. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards 123R (“SFAS 123R”), Share-Based Payment - An Amendment of FASB Statements No. 123 and 95. This revised standard addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the statement of operations.

The Company adopted SFAS 123R effective beginning July 1, 2005 using the modified prospective application transition method. The modified prospective application method requires that companies recognize compensation expense on stock-based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service has not been rendered that are outstanding as of the July 1, 2005 shall be recognized as the requisite service is rendered.

The impact of adopting SFAS 123R on operating income, net income, and basic and diluted net income per share for the three months ended September 30, 2005 is summarized in the following table (in thousands):

	Three Months Ended September 30, 2005
	Intrinsic Value Method	Fair Value Method
Operating income	$993	$123
Net income	1,202	332
Net income per share — basic	0.05	0.01
Net income per share — diluted	0.05	0.01

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The weighted average estimated grant date fair value, as defined by SFAS 123R, for options granted under the company’s stock option plan during the first three months of fiscal 2006 was $3.04 per share.

If the company had applied the fair value recognition provision of SFAS No. 123R in the three month period ended September 30, 2004, the weighted average estimated grant date fair value for options granted during the three months ended September 30, 2004 under the company’s stock option plan would have been $4.74 per share.

During the three months ended September 30, 2004, had compensation expense for stock options been determined based on the fair value of the options at dates of grant consistent with the provisions of SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

Three Months Ended September 30, 2004
Net income — as reported	$788
Deduct: Total stock-based employee compensation expense determined under fair value based method for employee awards	(866)

Pro forma net income (loss)	$(78)

Basic earnings per share:
As reported	$0.04

Pro forma	$0.00

Diluted earnings per share:
As reported	$0.03

Pro forma	$0.00

The fair value of each award granted from our stock option plan during the three months ended September 30, 2005 and 2004 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Expected volatility (based on historical data)	95.0%	121.9%
Expected life in years	4	4
Risk-free interest rate	3.87%	3.09%
Fair value per award	$3.04	$4.74

As of September 30, 2005, $6.4 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over the course of the following 4 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5. Goodwill and Other Intangible Assets

As of September 30, 2005, Pervasive had goodwill in the amount of $39.0 million associated with the acquisition of Data Junction. The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $5.7 million (net of accumulated amortization of $2.7 million) as of September 30, 2005. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004, the $550,000 purchase of a database transaction intelligence technology from ThinkNet Inc., a software development company based in Toronto, Ontario, the $600,000 license of full text search technology from ABACUS Research A.G., a software development company based in St. Gallen, Switzerland, and the $487,000 license of modeling environment technology from Metaserver Inc., a software development company based in New Haven, Connecticut. The Company is amortizing these assets on a straight-line basis over their estimated useful lives, generally five to ten years. Amortization expense for the three months ended September 30, 2005 was $0.3 million. Amortization expense for intangible assets is anticipated to be approximately $1.6 million for each of the years ended June 30, 2006, 2007 and 2008, approximately $0.8 million for the year ended June 30, 2009 and approximately $0.2 million for the year ended June 30, 2010.

PERVASIVE SOFTWARE INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Report on Form 10-Q that are not purely historical statements are forward- looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any forward-looking statements after the date of this filing on Form 10-Q to conform these statements with actual results. See “Risk Factors that May Affect Future Results,” and the factors and risks discussed in the Company’s Annual Report on Form 10-K filed on September 13, 2005 (File No. 000-23043) and other reports filed from time to time with the Securities and Exchange Commission.

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

On December 4, 2003 we completed the acquisition of Data Junction Corporation (“Data Junction”). The aggregate cash plus share purchase price for all of the common stock of Data Junction was approximately $46.6 million, net of cash acquired from Data Junction. The acquisition of Data Junction brought data integration and transformation technologies and products, which are complementary to our existing data management products, expertise and customer base. Winner of more than 20 major industry awards, Data Junction was a market leader in innovative integration technology, helping customers quickly and cost-effectively connect disparate data sources. Primary integration products include a comprehensive set of visual design tools for rapidly building and testing data integration processes that work with hundreds of data formats and applications. This enables design with total control over all aspects of the integration project – from creating integration maps to managing complex, event-driven flow of inter-application messages and EDI processes. Data Junction virtually created the category known as ETL (extract, transform and load) in 1986 with Data Junction v1.0, one of the world’s first hub-and-spoke approaches to data conversion and translation, and today is charting new ground in the development of business and application integration technologies.

In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. The new business venture has resulted in improved profitability on sales in Japan as the arrangement allowed us to significantly reduce our costs in Japan. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. Pervasive’s revenues from Japan were $1.8 million and $1.9 million for the three month periods ended September 30, 2004 and 2005, respectively. In June 2004, we renewed portions of our distribution agreement with AG-TECH for an additional three-year period ending June 30, 2007.

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

We believe the following represent our critical accounting policies:

•	Revenue Recognition

•	Sales Returns and Bad Debt Reserves

•	Goodwill and Other Intangible Assets

•	Stock-Based Compensation Expense

•	Taxes

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

Stock-Based Compensation Expense – We account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) and

Staff Accounting Bulletin No. 107, “Share-Based Payment.” We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our stock-based awards rather than implied volatility, while the expected life was estimated to be four years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. Accordingly, our estimate of fair value may not represent the value assigned by a third-party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially impacts our results of operations, it has no impact on our cash position.

Taxes - Under the asset and liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement 109”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

	Three months ended September 30,
	2005	2004
Revenues:
Product licenses	76%	76%
Services and other	24	24

Total revenue	100	100

Costs and expenses:
Cost of product license revenues	5	4
Cost of service and other revenues	12	12
Sales and marketing	43	46
Research and development	25	23
General and administrative	14	9

Total costs and expenses	99	94

Operating income	1	6
Interest and other income, net	2	1
Income tax provision	—	—

Net income	3%	7%

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

Our revenues were $11.7 million in the three months ended September 30, 2005, consistent with the $11.8 million reported for the comparable period in the prior fiscal year. Our product license revenues were $8.9 million in the three months ended September 30, 2005, consistent with the $9.0 million for the quarter ended September 30, 2004. Our service and other revenues were $2.8 million in the three months ended September 30, 2005, consistent with the $2.8 million for the comparable period in the prior fiscal year.

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

International revenues, consisting of all revenues from customers located outside of North America, were $4.9 million and $4.7 million in the three months ended September 30, 2004 and 2005, representing 41% and 40% of total revenues, respectively. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues was $0.5 million and $0.6 million in the three months ended September 30, 2004 and 2005, representing 4% and 5% of total revenues, respectively. The increase in cost of product license revenues is primarily the result of amortization of additional purchased technology acquired in fiscal year 2005. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the three months ended September 30, 2005.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.4 million and $1.5 million in the three months ended September 30, 2004 and 2005, representing 12% of total revenues for each period. Cost of service and other revenues increased in dollar amount for the three months ended September 30, 2005 primarily as a result of the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended September 30, 2005.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $5.4 million and $5.0 million in the three months ended September 30, 2004 and 2005, representing 46% and 43% of total revenues, respectively. The decrease in sales and marketing expenses is due primarily to a reduction in costs related to sales and marketing personnel, offset partially by approximately $0.3 million of stock-based compensation expense related to the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended September 30, 2005.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.6 million and $2.9 million in the three months ended September 30, 2004 and 2005, representing 23% and 25% of total revenues, respectively. Research and development expenses increased primarily as a result of the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended September 30, 2005.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.1 million and $1.6 million in the three months ended September 30, 2004 and 2005, representing 9% and 14% of total revenues, respectively. General and administrative expenses increased primarily as a result of the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended September 30, 2005.

Provision for Income Taxes. Provision for income taxes was approximately $46,000 and $50,000 in the three months ended September 30, 2004 and 2005, respectively. The provision for income taxes consists primarily of income taxes related to foreign operations. Income from U.S. operations has been offset by net operating losses carried forward from previous years to the extent available and income tax from U.S. operations has been offset by tax credits carried forward from previous years.

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

Liquidity and Capital Resources

Cash provided by operations was $2.4 million for the three months ended September 30, 2005. Cash used in operations was $0.6 million for the three months ended September 30, 2004. Cash provided by operations for the three months ended September 30, 2005 resulted primarily from income from operations and an increase in accounts payable and accrued liabilities, offset by an increase in prepaid expenses and other current assets and a decrease in deferred revenue. Cash used in continuing operations for the three months ended September 30, 2004 resulted primarily from a decrease in accounts payable and accrued liabilities, primarily payment of a lease termination fee of $2.3 million and a decrease in deferred revenue, offset by income from operations and a decrease in trade accounts receivable.

During the quarter ended September 30, 2005, we invested $1.5 million, net, in marketable securities, consisting of various taxable and tax advantaged securities. During the first three months of fiscal 2005, we received net proceeds of $5.6 million from the sale or maturity of marketable securities. In addition, we purchased property and equipment totaling approximately $0.1 million and $0.2 million in the three months ended September 30, 2005 and 2004, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will be consistent with the prior fiscal year as a result of specific capital projects to upgrade certain front and back office systems.

In July 2003, we announced the authorization of a new $5.0 million stock repurchase plan which became effective upon expiration of the previous plan on July 21, 2003. We did not repurchase any shares during the three months ended September 30, 2005.

During the quarters ended September 30, 2004 and 2005, we received approximately $0.7 million and $0.1 million, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 245,000 and 26,000 for the quarters ended September 30, 2004 and 2005, respectively.

We are exploring new opportunities to build, license or acquire products and services for introduction to and through our expansive worldwide channel. Any such transactions could cause us to issue dilutive equity securities, reduce our cash and marketable securities, or incur debt or contingent liabilities.

On September 30, 2005, we had $36.6 million in working capital, including $39.7 million in cash, cash equivalents and marketable securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France, England and India and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the three months ended September 30, 2005. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2005.

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

In July 2003, we licensed technology from ABACUS Research A.G., a software development company based in St. Gallen, Switzerland. The licensed technology enables users to perform advanced searches into application and Web portal data, providing sub-second responses across large databases. We licensed the technology for $600,000. Following a productization and integration effort, this technology was made available in the first quarter of fiscal year 2006. We cannot be certain that the market acceptance or demand for this new technology will meet our expectations.

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

We May Be Exposed to Potential Risks if We Do Not Have an Effective System of Disclosure Controls or Internal Controls or Fail on an On-going Basis to Properly Address and Implement Section 404 of Sarbanes-Oxley

We must comply, on an on-going basis, with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), including those provisions that establish the requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. These requirements first became applicable to Pervasive on June 30, 2005. The requirements and processes associated with Section 404 are relatively new and untested, and we cannot be certain that the measures we have taken, and will take, will be sufficient or timely completed to meet the Section 404 requirements on an on-going basis, or that we will be able to implement and maintain adequate disclosure controls and controls over our financial processes and reporting in the future.

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

ITEM 4. CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this quarterly report on Form 10-Q, the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and the operation of the Company’s disclosure controls and procedures as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2005, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required public disclosure.

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

The Company’s annual meeting of the stockholders was held on November 1, 2005.

The following nominees were elected as directors, each to hold office until their three-year term expires or until their successors have been duly elected and qualified, by the vote set forth below:

NOMINEE	FOR	WITHHELD
Shelby H. Carter, Jr.	19,961,890	100,779
Nancy R. Woodward	18,757,236	1,305,433

The proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending June 30, 2006 was approved by the vote set forth below:

FOR	AGAINST	ABSTAIN
20,025,114	16,809	20,746

ITEM 6. EXHIBITS

(a)  Exhibits under Item 601 of Regulation S-K

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*	1997 Stock Incentive Plan

10.3*	Employee Stock Purchase Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.10**	Lease agreement dated April 2, 1998, between the Company and CarrAmerica Realty, L.P. T/A Riata Corporate Park

10.11++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by David Sikora, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by David Sikora, Chief Executive Officer and John Farr, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 000-23043).
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2005	PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ John E. Farr
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