Form 10-Q
period 2005-12-31
PERVASIVE SOFTWARE INC
filed 2006-02-09
CIK 1042821

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of February 2, 2006 there were 22,916,331 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,928	$34,086
Marketable securities	2,510	3,305
Trade accounts receivable, net	6,710	7,398
Prepaid expenses and other current assets	1,556	1,572

Total current assets	49,704	46,361
Property and equipment, net	2,192	2,422
Purchased technology, net	5,334	6,079
Goodwill	38,953	38,953
Other assets	312	390

Total assets	$96,495	$94,205

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$419	$490
Accrued payroll and payroll related costs	1,204	1,277
Deferred rent and lease related accruals	1,497	1,028
Other accrued expenses	3,186	2,986
Deferred revenues	5,405	5,681

Total current liabilities	11,711	11,462
Stockholders’ equity:
Common stock	91,265	89,949
Retained deficit	(6,481)	(7,206)

Total stockholders’ equity	84,784	82,743

Total liabilities and stockholders’ equity	$96,495	$94,205

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Revenues:
Product licenses	$8,287	$8,856	$17,143	$17,839
Services and other	2,989	2,736	5,823	5,537

Total revenue	11,276	11,592	22,966	23,376
Costs and expenses:
Cost of product license revenues	615	576	1,188	1,088
Cost of service and other revenues ($33, $62, see note below)	1,324	1,115	2,775	2,507
Sales and marketing ($270, $544, see note below)	4,911	5,475	9,952	10,873
Research and development ($160, $322, see note below)	2,509	2,799	5,386	5,440
General and administrative ($418, $823, see note below)	1,692	1,126	3,317	2,217

Total costs and expenses ($881, $1,751, see note below)	11,051	11,091	22,618	22,125

Operating income	225	501	348	1,251
Interest and other income, net	324	108	583	192
Income tax provision	(50)	(62)	(100)	(108)

Net income	$499	$547	$831	$1,335

Basic earnings per share	$0.02	$0.02	$0.04	$0.06

Diluted earnings per share	$0.02	$0.02	$0.04	$0.06

Note:	Parenthetical amounts reflected above represent the amount of stock-based compensation expense included in the expense amounts for the three and six months ended December 31, 2005, respectively. See Note 4 to the Condensed Consolidated Financial Statements.

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended December 31,
	2005	2004
Cash from operations
Net income	$831	$1,335
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,327	1,221
Non-cash stock compensation expense	1,751	—
Change in current assets and liabilities:
Decrease in trade accounts receivable	667	1,802
Decrease (increase) in prepaid expenses and other current assets	10	(147)
Fee paid upon cancellation of office lease	—	(2,290)
Other increase (decrease) in accounts payable and accrued liabilities	526	(860)
Increase (decrease) in deferred revenue	(260)	16

Net cash provided by operations	4,852	1,077
Cash from investing activities
Purchase of property and equipment	(355)	(430)
Sales and purchases of marketable securities, net	795	6,193
Investment in business, net of cash acquired	—	(21)
Decrease (increase) in other assets	70	(82)

Net cash provided by investing activities	510	5,660
Cash from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	179	1,116
Purchase of treasury stock	(611)	(1,635)

Net cash used in financing activities	(432)	(519)
Effect of exchange rate on cash and cash equivalents	(88)	23

Change in cash and cash equivalents	4,842	6,241
Cash and cash equivalents at beginning of period	34,086	24,705

Cash and cash equivalents at end of period	$38,928	$30,946

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(Unaudited)

1.	General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2005, which are contained in the Company’s Annual Report filed on Form 10-K on September 13, 2005 (File No. 000-23043). The results of operations for the three and six month periods ended December 31, 2005 and 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Numerator:
Net income	$499	$547	$831	$1,335

Denominator:
Denominator for basic earnings per share – weighted average shares	22,442	22,298	22,445	22,289
Effect of dilutive securities – Employee stock options	700	747	764	1,088
Effect of dilutive securities – Unrecognized compensation cost	(606)	—	(654)	—

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	22,536	23,045	22,555	23,377

Basic earnings per share	$0.02	$0.02	$0.04	$0.06

Diluted earnings per share	$0.02	$0.02	$0.04	$0.06

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Net income	$499	$547	$831	$1,335
Foreign currency translation adjustments	(45)	89	(109)	27
Unrealized gain on investments	1	—	3	—

Comprehensive income	$455	$636	$725	$1,362

4.	Stock-Based Compensation

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

The Company adopted SFAS 123R effective beginning July 1, 2005 using the modified prospective application transition method. The modified prospective application method requires that companies recognize compensation expense on stock-based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service has not been rendered that are outstanding as of July 1, 2005 shall be recognized as the requisite service is rendered.

The impact of adopting SFAS 123R on operating income, net income, and basic and diluted net income per share for the three and six months ended December 31, 2005 is summarized in the following table (in thousands):

	Three months ended December 31, 2005		Six months ended December 31, 2005
	Intrinsic Value Method	Fair Value Method	Intrinsic Value Method	Fair Value Method
Operating income	$1,106	$225	$2,099	$348
Net income	1,380	499	2,582	831
Net income per share - basic	0.06	0.02	0.12	0.04
Net income per share - diluted	0.06	0.02	0.11	0.04

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The weighted average estimated grant date fair value, as defined by SFAS 123R, for options granted under the company’s stock option plan during the three and six months ended December 31, 2005 was $2.84 and $2.85 per share, respectively .

If the company had applied the fair value recognition provision of SFAS No. 123R in the three and six month periods ended December 31, 2004, the weighted average estimated grant date fair value for options granted under the company’s stock option plan would have been $3.15 and $3.24 per share, respectively.

During the three and six months ended December 31, 2004, had compensation expense for stock options been determined based on the fair value of the options at dates of grant consistent with the provisions of SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Net income — as reported	$547	$1,335
Deduct: Total stock-based employee compensation expense determined under fair value based method for employee awards	(694)	(1,561)

Pro forma net loss	$(147)	$(226)
Basic earnings (loss) per share:
As reported	$0.02	$0.06
Pro forma	$(0.01)	$(0.01)
Diluted earnings (loss) per share:
As reported	$0.02	$0.06
Pro forma	$(0.01)	$(0.01)

The fair value of each award granted from our stock option plan during the three and six months ended December 31, 2005 and 2004 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004	Six Months Ended December 31, 2005	Six Months Ended December 31, 2004
Expected volatility (based on historical data)	92.3%	121.7%	92.5%	121.7%
Expected life in years	4	4	4	4
Risk-free interest rate	4.33%	3.57%	4.29%	3.54%
Fair value per award	$2.84	$3.15	$2.85	$3.24

As of December 31, 2005, $5.7 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over the course of the following 4 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Goodwill and Other Intangible Assets

As of December 31, 2005, Pervasive had goodwill in the amount of $39.0 million associated with the acquisition of Data Junction. The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $5.3 million (net of accumulated amortization of $3.0 million) as of December 31, 2005. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004, the $550,000 purchase of a database transaction intelligence technology from ThinkNet Inc., a software development company based in Toronto, Ontario, the $600,000 license of full text search technology from ABACUS Research A.G., a software development company based in St. Gallen, Switzerland, and the $493,000 license of modeling environment technology from Metaserver Inc., a software development company based in New Haven, Connecticut. The Company is amortizing these assets on a straight-line basis over their estimated useful lives, generally five to ten years. Amortization expense for the three and six months ended December 31, 2005 was $0.4 million and $0.8 million, respectively. Amortization expense for intangible assets is anticipated to be approximately $1.6 million for each of the years ended June 30, 2006, 2007 and 2008, approximately $0.8 million for the year ended June 30, 2009 and approximately $0.2 million for the year ended June 30, 2010.

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

Our data and application integration solutions feature a comprehensive set of visual design tools to rapidly build and test integration processes, regardless of size and complexity, across hundreds of data formats and applications within and outside of the enterprise. The Pervasive Integration product line is designed to grow and scale for the diverse data and application integration needs of mid-sized businesses and departments of large enterprises and the ISVs, Application Service Providers and Systems Integrators who serve them. Our focus on rapid implementation and ease of use helps reduce the complexity, costs and risks associated with traditional labor-intensive integration methods.

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

In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. The new business venture has resulted in improved profitability on sales in Japan as the arrangement allowed us to significantly reduce our costs in Japan. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. Pervasive’s revenues from Japan were $2.9 million and $3.0 million for the six month periods ended December 31, 2004 and 2005, respectively. In June 2004, we renewed portions of our distribution agreement with AG-TECH for an additional three-year period ending June 30, 2007.

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

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Revenues:
Product licenses	73%	76%	75%	76%
Services and other	27	24	25	24

Total revenue	100	100	100	100
Costs and expenses:
Cost of product license revenues	5	5	5	5
Cost of service and other revenues	12	10	12	11
Sales and marketing	44	47	43	47
Research and development	22	24	24	23
General and administrative	15	10	14	9

Total costs and expenses	98	96	98	95

Operating income	2	4	2	5
Interest and other income, net	3	1	3	1
Income tax provision	(1)	—	(1)	—

Net income	4%	5%	4%	6%

Revenues

Revenue from our embedded database product, Pervasive.SQL, decreased during the first six months of fiscal year 2006 as compared to the first six months of fiscal year 2005. Our embedded database business continues to be under pressure due to a variety of factors including, increasing competition and what we believe to be the increasingly negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. Our embedded database and related products represented approximately 70% of our revenue in the second quarter of fiscal year 2006. Our integration products represented approximately 30% of our revenue in the second quarter of fiscal year 2006 and grew nominally during the first six months of fiscal year 2006 as compared to the first six months of 2005. Although we have not generated substantial revenue from Pervasive Postgres to date, we believe that our entry in to the open source database market represents an opportunity to be a participant in this emerging market. A continued reduction in our embedded database business, or our inability to grow our integration products business and our open source database business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $11.3 million in the three months ended December 31, 2005, a decrease of 3% over the $11.6 million reported for the comparable period in the prior fiscal year. Our revenues for the six-month period ending December 31, 2005 decreased 2% to $23.0 million as compared to $23.4 million for the comparable period in the prior fiscal year. Our product license revenues were $8.3 million in the three months ended December 31, 2005, a decrease of 6% over the $8.9 million for the comparable period in the prior fiscal year. Our product license revenues for the six-month period ending December 31, 2005 decreased 4% to $17.1 million as compared to $17.8 million for the comparable period in the prior fiscal year.

Licenses of our embedded database software operating on Windows NT or other Microsoft operating systems continue to represent more than 90% of our database product license revenues. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future.

Our service and other revenues were $3.0 million in the three months ended December 31, 2005, an increase of 9% over the $2.7 million for the comparable period in the prior fiscal year. Our service and other revenues for the six-month period ending December 31, 2005 increased 5% to $5.8 million as compared to $5.5 million for the comparable period in the prior fiscal year. The increase is attributable to an increase in support and maintenance contracts and an increase in professional services revenue.

International revenues, consisting of all revenues from customers located outside of North America, were $4.2 million and $3.8 million in the three months ended December 31, 2004 and 2005, representing 37% and 33% of total revenues, respectively. International revenues were $9.1 million and $8.5 million in the six months ended December 31, 2004 and 2005, representing 39% and 37% of total revenues, respectively. The decline in international revenue, on a year over year basis, is a reflection of the overall pressure on the database product. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues was $0.6 million and $0.6 million in the three months ended December 31, 2004 and 2005, representing 5% and 5% of total revenues, respectively. Cost of product license revenues was $1.1 million and $1.2 million for the six-month period ending December 31, 2004 and 2005, representing 5% and 5% of total revenues, respectively. We anticipate that cost of product license revenues in the near term will be consistent with costs incurred during the three months ended December 31, 2005.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.1 million and $1.3 million in the three months ended December 31, 2004 and 2005, representing 10% and 12% of total revenues, respectively. Cost of service and other revenues was $2.5 million and $2.8 million for the six-month period ending December 31, 2004 and 2005, representing 11% and 12% of total revenues, respectively. Cost of service and other revenues increased in dollar amount for the three and six month periods ended December 31, 2005 primarily as a result of the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005 as well as an increase in costs related to technical support personnel. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended December 31, 2005.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $5.5 million and $4.9 million in the three months ended December 31, 2004 and 2005, representing 47% and 44% of total revenues, respectively. Sales and marketing expenses were $10.9 million and $10.0 million for the six months ending December 31, 2004 and 2005, representing 47% and 43% of total revenues, respectively. The decrease in sales and marketing expenses is due primarily to a reduction in costs related to sales and marketing personnel, offset partially by stock-based compensation expense related to the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended December 31, 2005.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.8 million and $2.5 million in the three months ended December 31, 2004 and 2005, representing 24% and 22% of total revenues, respectively. Research and development expenses were $5.4 million and $5.4 million for the six months ended December 31, 2004 and 2005, representing 23% and 24% of total revenues, respectively. The decrease in research and development expenses is due primarily to a reduction in costs related to research and development personnel, offset partially by stock-based compensation expense related to the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended December 31, 2005.

General and Administrative. General and administrative expenses consist primarily of personnel and other costs associated with our finance, human resources, information systems and administrative departments. General and administrative expenses were $1.1 million and $1.7 million in the three months ended December 31, 2004 and 2005, representing 10% and 15% of total revenues, respectively. General and administrative expenses were $2.2 million and $3.3 million for the six months ended December 31, 2004 and 2005, representing 9% and 14% of total revenues, respectively. General and administrative expenses increased primarily as a result of the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended December 31, 2005.

Restructuring Charges. We announced certain senior management changes effective January 24, 2006, including the departure of our former President and Chief Executive Officer, David Sikora, and our former Senior Vice President of Corporate Development, Jeff Seiden, and the appointment of John Farr, who previously served as our Chief Financial Officer, as our new President and Chief Executive Officer. We will incur severance expenses associated with these changes during the quarter ending March 31, 2006.

Provision for Income Taxes. Provision for income taxes was approximately $62,000 and $50,000 in the three months ended December 31, 2004 and 2005, respectively. Provision for income taxes was approximately $0.1 million and $0.1 million for the six months ended December 31, 2004 and 2005, respectively. The provision for income taxes consists primarily of income taxes related to foreign operations. Income from U.S. operations has been offset by net operating losses carried forward from previous years to the extent available and income tax from U.S. operations has been offset by tax credits carried forward from previous years.

Based on a number of factors, we believe that it is more likely than not, that a substantial amount of our deferred tax assets may not be realized. Accordingly, we have recorded a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the lack of significant earnings history, recent revenue decreases and risks associated with business combinations. We expect to continue to incur foreign taxes associated with our international operations while our domestic income taxes will remain minimal as we utilize substantial net operating losses and foreign tax credits carried forward from previous years.

Liquidity and Capital Resources

Cash provided by operations was $4.9 million and $1.1 million for the six months ended December 31, 2005 and 2004, respectively. Cash provided by operations for the six months ended December 31, 2005 resulted primarily from net income, a decrease in accounts receivable and an increase in accounts payable and other liabilities, partially offset by a decrease in deferred revenue. Cash provided by operations for the six months ended December 31, 2004 resulted primarily from net income and a decrease in accounts receivable, partially offset by payment of a lease termination fee of $2.3 million and a decrease in accounts payable and accrued liabilities.

During the first six months of fiscal 2006 and 2005, we received net proceeds of $0.8 million and $6.2 million, respectively, from the sale or maturity of marketable securities, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $0.4 million and $0.4 million in the six months ended December 31, 2005 and 2004, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will be consistent with the prior fiscal year.

In July 2003, we announced the authorization of a new $5.0 million stock repurchase plan which became effective upon expiration of the previous plan on July 21, 2003. During the six months ended December 31, 2005, we repurchased 151,600 shares of common stock at a cost of approximately $0.6 million.

During the six months ended December 31, 2005 and 2004, we received approximately $0.2 million and $1.1 million, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 89,000 and 313,000 for the six months ended December 31, 2005 and 2004, respectively.

On December 31, 2005, we had $38.0 million in working capital, including $41.4 million in cash, cash equivalents and marketable securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France, England and India and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other foreign currencies was not material for the six months ended December 31, 2005. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2005.

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

Our Financial Results May Vary Significantly from Quarter to Quarter

Our operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside of our control. These factors include:

•	fluctuations in demand for our products, upgrades to our products, or our services;

•	fluctuations in the demand for and deployment of client/server applications in which our Pervasive.SQL products are designed to be embedded;

•	fluctuations in demand for our products due to the potential deteriorating economic conditions on our customer base;

•	seasonality of purchases and the timing of product sales and shipments;

•	unexpected delays in introducing new products and services or improvements to existing products and services;

•	new product releases, licensing models or pricing policies by our competitors;

•	acquisitions or mergers involving us, our competitors or customers;

•	our integration of Data Junction;

•	impact of changes to our product distribution strategy and pricing policies;

•	lack of order backlog;

•	loss of a significant customer or distributor;

•	changes in purchasing and/or payment practices by our distributors or other customers;

•	a reduction in the number of independent software vendors, or ISVs, who embed our products or value-added resellers, or VARs, who sell and deploy our products;

•	changes in the mix of domestic and international sales;

•	impact of changes to our geographic investment levels and business models;

•	changes in the cost of routine business activities, e.g., the increasing cost of directors and officers’ liability insurance premiums;

•	gains or losses associated with discontinued operations;

•	changes in our business plan or strategy;

•	impact of severance charges associated with departing employees;

•	write-downs of the recorded book value of assets;

•	changes in generally accepted accounting principles in the United States; and

•	costs associated with the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Our revenue and profitability depend on the overall demand for our products and services, which in turn depends on general economic and business conditions. The nature and extent of the effect of the current economic climate on our ability to sell our products and services is uncertain. A softening of demand for our products and services caused by weakening of the economy may result in decreased revenues. There can be no assurance that we will be able to effectively promote revenue growth rates in all economic conditions.

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

Seasonality May Contribute to Fluctuations in Our Quarterly Operating Results

Our business has, on occasion, experienced seasonal customer buying patterns. In recent years, we have generally experienced relatively weaker demand in the quarter ending September 30. We believe that this pattern may continue. In addition, we anticipate that demand for our products in Europe and Japan will decline in the summer months because of reduced corporate buying patterns during the vacation season.

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

Revenue from our embedded database product, Pervasive.SQL, decreased in fiscal year 2005, relative to the fiscal year 2004. We believe this decrease was due to a variety of factors, including but not limited to, the length of time since the last major version release of our database product (Version 8 in December 2002), increasing competition and what we believe to be the increasingly negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. We believe the integration products we acquired in fiscal year 2004 represent a meaningful growth opportunity as we invest in revenue synergies and opportunities presented by the acquired business, combined with our historical database business and channels. A continued reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

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

We May Face Problems in Connection With Past Acquisitions, Joint Ventures or Licensing Arrangements

In April 2005, we licensed technology from Metaserver Inc., a software development company based in New Haven, Connecticut. The licensed technology is a design tool that facilitates the modeling of processes and the creation of connections between processes and supporting applications and data. We licensed the technology for $493,000. Following a productization and integration effort, this technology was made available in the first quarter of fiscal year 2006. We cannot be certain that the market acceptance or demand for this new technology will meet our expectations.

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

On December 8, 2003 we announced the completion of our acquisition of privately held Data Junction Corporation, a pioneering data and application integration company based in Austin, Texas, for approximately $16.6 million in cash, net of $6.5 million of cash held by Data Junction at the time of closing of the transaction, and 5 million shares of our common stock. We cannot be certain that we will realize the anticipated benefits of the acquisition. In particular we may not realize the strategic and operational benefits we had anticipated, including greater revenue and market opportunities, maintaining industry leadership and consistent profitability.

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

We cannot be certain we will be able to continue to attract additional indirect channel partners or retain our current partners. In addition, we cannot be certain our competitors will not attempt to recruit certain of our current or future partners. For example, in December 2000, Microsoft (a competitor) acquired Great Plains Software (a former OEM and channel partner). Any similar transactions may have an adverse effect on our ability to attract and retain partners.

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

We expect that Microsoft’s commitment to and presence in the data management products market will substantially increase competitive pressures. We believe that Microsoft will continue to incorporate SQL Server database technology into its operating system software and certain of its server software offerings, possibly at no additional cost to its users. Microsoft currently licenses a royalty-free limited version of its SQL Server database technology. We believe that Microsoft will also continue to enhance its SQL Server database technology and that Microsoft will continue to invest in various sales and marketing programs involving certain of our channel partners.

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

The market for our integration products is highly competitive and subject to rapidly changing technology. We principally compete against ETL (extract, transform and load) software vendors and data warehousing and application integration software providers. Such competitors include Ascential/IBM, Business Objects, Embarcadero, Informatica, and Information Builders. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our solutions. These products typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft and Oracle. Competition also comes in the form of custom code, where potential customers have sufficient internal technical resources to develop solutions in-house without the aid of our products or those of our competitors.

Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Sybase, IBM, Progress, Ascential/IBM, Business Objects, Embarcadero, Informatica, Information Builders or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs which may limit our ability to sell our products through particular partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business. We cannot be certain we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

We Are Susceptible to a Shift in the Market for Client/Server Applications Toward Web-Based or Hosted Applications

We have derived substantially all of our historical embedded database product revenues from the use of our products in client/server applications. We expect to rely on continued market demand for client/server applications indefinitely. However, we believe market demand may shift from client/server applications to Web-based or hosted applications. If so, this shift could occur before our product line has achieved market acceptance for use in Web-based or hosted applications. In addition, we cannot be certain that our existing client/server developers will migrate to Web-based or hosted applications and continue to use our products or that other developers of Web-based or hosted applications would select our data management products. Further, this shift could result in a change in revenue models from licensing of client/server applications to renting of Web-based or hosted applications from application service providers. A decrease in client/server application sales coupled with an inability to derive revenues from the Web-based or hosted application market could have a material adverse effect on our business, operating results and financial condition.

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

In addition, we recently announced a number of senior management changes including the replacement of our former President and Chief Executive Officer. Our failure to successfully manage the transition in leadership could have a material adverse effect on our business, operating results and financial condition.

We issue stock options and restricted stock as key components of our overall compensation. There is growing pressure on public companies from shareholders generally and various organizations to reduce the rate at which companies issue stock options and restricted stock to employees, which may make it more difficult to obtain shareholder approval of equity compensation plans when required. In addition, Financial Accounting Standards Board (“FASB”) has adopted changes to generally accepted accounting principles (“GAAP”) that require us to adopt a different method of determining the compensation expense for our employee stock options and restricted stock beginning in the first quarter of fiscal 2006. In addition, we believe expensing stock options and restricted stock will increase shareholder pressure to limit future grants and could make it more difficult for us to grant stock options and restricted stock to employees in the future. As a result, we may lose top employees to non-public, start-up companies or may generally find it more difficult to attract, retain and motivate employees, either of which could materially and adversely affect our business, results of operations and financial condition.

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

The Company’s Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2005, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required public disclosure.

There have been no changes in the Company’s internal controls or in other factors which could materially affect internal controls subsequent to the date the Company carried out its evaluation. However, the Company is currently implementing a new accounting system. We expect that the project will be completed during the fourth quarter of the current fiscal year.

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

PART II.     OTHER INFORMATION

ITEM 2.	PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 6, 2005 to December 9, 2005	151,600	$4.03	1,474,538	$2,541,000

Total	151,600		1,474,538	$2,541,000

In July 2003, we announced the authorization of a new $5.0 million stock repurchase plan which became effective upon expiration of the previous plan on July 21, 2003. During the second quarter of fiscal 2006, we repurchased 151,600 shares under this announced plan. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 6.	EXHIBITS

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*	1997 Stock Incentive Plan

10.3*	First Amended and Restated 1994 Incentive Plan

10.4++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.5**	Form of Restricted Stock Agreement

10.6	Separation Agreement and Release dated January 23, 2006 between the Company and David Sikora

10.7	Separation Agreement and Release dated January 24, 2006 between the Company and Jeff Seiden

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.

***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2006	PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ RANDALL G. JONKERS
Randall G. Jonkers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*	1997 Stock Incentive Plan

10.3*	First Amended and Restated 1994 Incentive Plan

10.4++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.5**	Form of Restricted Stock Agreement

10.6	Separation Agreement and Release dated January 23, 2006 between the Company and David Sikora

10.7	Separation Agreement and Release dated January 24, 2006 between the Company and Jeff Seiden

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.

***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.