Form 10-Q
period 2006-03-31
PERVASIVE SOFTWARE INC
filed 2006-05-08
CIK 1042821

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2006 there were 23,148,556 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2006	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,363	$34,086
Marketable securities	8,434	3,305
Trade accounts receivable, net	7,707	7,398
Prepaid expenses and other current assets	1,889	1,572

Total current assets	52,393	46,361
Property and equipment, net	2,040	2,422
Purchased technology, net	4,993	6,079
Goodwill	38,953	38,953
Other assets	304	390

Total assets	$98,683	$94,205

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$749	$490
Accrued payroll and payroll related costs	1,492	1,277
Deferred rent and lease related accruals	1,463	1,028
Other accrued expenses	3,171	2,986
Deferred revenues	5,284	5,681

Total current liabilities	12,159	11,462
Stockholders’ equity:
Common stock	92,660	89,949
Retained deficit	(6,136)	(7,206)

Total stockholders’ equity	86,524	82,743

Total liabilities and stockholders’ equity	$98,683	$94,205

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Revenues:
Product licenses	$8,470	$9,665	$25,613	$27,505
Services and other	2,931	2,749	8,754	8,285

Total revenue	11,401	12,414	34,367	35,790

Costs and expenses:
Cost of product license revenues	619	605	1,807	1,692
Cost of service and other revenues ($28, $90, see note below)	1,403	1,310	4,178	3,817
Sales and marketing ($218, $762, see note below)	4,537	5,416	14,489	16,289
Research and development ($115, $437, see note below)	2,399	2,971	7,785	8,411
General and administrative ($284, $1,107, see note below)	1,721	1,209	5,038	3,426
Management restructuring charges	771	—	771	—

Total costs and expenses ($645, $2,396, see note below)	11,450	11,511	34,068	33,635

Operating income	(49)	903	299	2,155

Interest and other income, net	403	146	986	337
Income tax provision	—	(70)	(100)	(178)

Net income	$354	$979	$1,185	$2,314

Basic earnings per share	$0.02	$0.04	$0.05	$0.10

Diluted earnings per share	$0.02	$0.04	$0.05	$0.10

Note:	Parenthetical amounts reflected above represent the amount of stock-based compensation expense included in the expense amounts for the three and nine months ended March 31, 2006, respectively. See Note 4 to the Condensed Consolidated Financial Statements.

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended March 31,
	2006	2005
Cash from operations
Net income	$1,185	$2,314
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,973	1,836
Non-cash stock compensation expense	2,396	—
Changes in current assets and liabilities:
(Increase) decrease in trade accounts receivable	(324)	1,193
Increase in prepaid expenses and other current assets	(246)	(281)
Fee paid upon cancellation of office lease	—	(2,290)
Increase in accounts payable and accrued liabilities	1,006	64
Increase (decrease) in deferred revenue	(385)	175

Net cash provided by operations	5,605	3,011

Cash from investing activities
Purchases of property and equipment	(449)	(683)
Sales and purchases of marketable securities, net	(5,129)	6,162
Investment in business, net of cash acquired	—	(21)
(Increase) decrease in other assets	17	(135)

Net cash provided by (used in) investing activities	(5,561)	5,323

Cash from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	918	1,308
Acquisition of treasury stock	(611)	(1,848)

Net cash provided by (used in) financing activities	307	(540)

Effect of exchange rate on cash and cash equivalents	(74)	(10)

Increase in cash and cash equivalents	277	7,784
Cash and cash equivalents at beginning of period	34,086	24,705

Cash and cash equivalents at end of period	$34,363	$32,489

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1. General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2005, which are contained in the Company’s Annual Report filed on Form 10-K on September 13, 2005 (File No. 000-23043). The results of operations for the three and nine-month periods ended March 31, 2006 and 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Numerator:
Net income	$354	$979	$1,185	$2,314

Denominator:

Denominator for basic earnings per share – weighted average shares	22,475	22,284	22,455	22,287
Effect of dilutive securities – Employee stock options and restricted stock	1,067	870	864	1,044
Effect of dilutive securities – Unrecognized compensation cost	(737)	—	(693)	—

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	22,805	23,154	22,626	23,331

Basic earnings per share	$0.02	$0.04	$0.05	$0.10

Diluted earnings per share	$0.02	$0.04	$0.05	$0.10

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Net income	$354	$979	$1,185	$2,314
Foreign currency translation adjustments	1	(19)	(108)	8
Unrealized loss on investments	(10)	(13)	(7)	(13)

Comprehensive income	$345	$947	$1,070	$2,309

4. Stock Compensation

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

The impact of adopting SFAS 123R on operating income, net income, and basic and diluted net income per share for the three and nine months ended March 31, 2006 is summarized in the following table (in thousands):

	Three months ended March 31, 2006		Nine months ended March 31, 2006
	Intrinsic Value Method	Fair Value Method	Intrinsic Value Method	Fair Value Method
Operating income	$596	$(49)	$2,695	$299
Net income	999	354	3,581	1,185
Net income per share - basic	0.04	0.02	0.16	0.05
Net income per share - diluted	0.04	0.02	0.16	0.05

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The weighted average estimated grant date fair value, as defined by SFAS 123R, for options and restricted stock granted under the company’s stock option plan during the three and nine months ended March 31, 2006 was $4.20 and $3.67 per share, respectively.

If the company had applied the fair value recognition provision of SFAS No. 123R in the three and nine month periods ended March 31, 2005, the weighted average estimated grant date fair value for options granted under the company’s stock option plan would have been $3.57 and $3.26 per share, respectively.

During the three and nine months ended March 31, 2005, had compensation expense for stock options been determined based on the fair value of the options at dates of grant consistent with the provisions of SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Net income — as reported	$979	$2,314
Deduct: Total stock-based employee compensation expense determined under fair value based method for employee awards	(923)	(2,484)

Pro forma net income (loss)	$56	$(170)
Basic earnings (loss) per share:
As reported	$0.04	$0.10
Pro forma	$—	$(0.01)
Diluted earnings (loss) per share:
As reported	$0.04	$0.10
Pro forma	—	$(0.01)

The fair value of each option award granted from our stock option plan during the three months ended March 31, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2005
Expected volatility (based on historical data)	92.0%	120.0%	92.5%	114.0%
Expected life in years	4	4	4	4
Risk-free interest rate	4.85%	3.85%	4.32%	3.56%
Fair value per award	$2.78	$3.57	$2.85	$3.26

During the three months ended March 31, 2006, 550,000 shares of restricted stock were awarded with a fair value of $4.25 per share.

As of March 31, 2006, $5.4 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over the course of the following 4 years.

5. Goodwill and Other Intangible Assets

As of March 31, 2006, Pervasive had goodwill in the amount of $39.0 million associated with the acquisition of Data Junction. The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $5.0 million (net of accumulated amortization of $3.4 million) as of March 31, 2006. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004, the $550,000 purchase of a database transaction intelligence technology from ThinkNet Inc., a software development company based in Toronto, Ontario, the $600,000 license of full text search technology from ABACUS Research A.G., a software development company based in St. Gallen, Switzerland, and the $493,000 license of modeling environment technology from Metaserver Inc., a software development company based in New Haven, Connecticut. The Company is amortizing these assets on a straight-line basis over their estimated useful lives, generally five to ten years. Amortization expense for the three and nine months ended March 31, 2006 was $0.4 million and $1.1 million, respectively. Amortization expense for intangible assets is anticipated to be approximately $1.6 million for each of the years ended June 30, 2006, 2007 and 2008, approximately $0.8 million for the year ended June 30, 2009 and approximately $0.2 million for the year ended June 30, 2010.

6. Management Restructuring Charges

The Company announced certain senior management changes effective January 24, 2006, including the replacement of the former President and Chief Executive Officer, David Sikora, with John Farr, who previously served as the Company’s Chief Financial Officer. The Vice President of Corporate Development and Vice President of Marketing also left the company during the quarter. The Company incurred severance and legal expenses associated with these changes during the quarter ending March 31, 2006 in the amount of $0.8 million.

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

We offer support and services for PostgreSQL, an open source database management system. PostgreSQL is targeted to mainstream businesses that require a high-quality relational database management solution at a low cost. Users can select PostgreSQL for brand new business and web applications, as well as for database migrations from other proprietary databases. Most open source databases fail to meet required business needs, and most open source database providers lack the experience to successfully service and support the technology. While companies increasingly consider open source databases as an alternative for managing their data, they require functionality and reliable support before making a commitment. We believe that a scalable, low TCO corporate database that is fully supported by an experienced database provider is the best solution for budget-conscious, data-demanding businesses of all sizes. PostgreSQL is just such an open source database solution.

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

In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. The new business venture has resulted in improved profitability on sales in Japan as the arrangement allowed us to significantly reduce our costs in Japan. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. Pervasive’s revenues from Japan were $4.6 million and $5.4 million for the nine-month periods ended March 31, 2005 and 2006, respectively. In June 2004, we renewed portions of our distribution agreement with AG-TECH for an additional three-year period ending June 30, 2007.

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

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Revenues:
Product licenses	74%	78%	75%	77%
Services and other	26	22	25	23

Total revenue	100	100	100	100
Costs and expenses:
Cost of product license revenues	5	5	5	5
Cost of service and other revenues	12	10	12	11
Sales and marketing	40	44	42	45
Research and development	21	24	23	23
General and administrative	15	10	15	10
Management restructuring charges	7	—	2	—

Total costs and expenses	100	93	99	94

Operating income	—	7	1	6
Interest and other income, net	3	1	3	1
Income tax provision	—	—	—	(1)

Net income	3%	8%	4%	6%

Revenues

Revenue from our embedded database product, Pervasive.SQL, decreased during the first nine months of fiscal year 2006 as compared to the first nine months of fiscal year 2005. Our embedded database business continues to be under pressure due to a variety of factors including, increasing competition and what we believe to be the increasingly negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. Our embedded database and related products represented approximately 70% of our revenue in the third quarter of fiscal year 2006. Our integration products continued to represent approximately 30% of our revenue in the third quarter of fiscal year 2006. Although we have not generated substantial revenue from support and services for PostgreSQL to date, we believe that our entry in to the open source database market represents an opportunity to be a participant in this emerging market. A continued reduction in our embedded database business, or our inability to grow our integration products business and our open source database business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $11.4 million in the three months ended March 31, 2006, a decrease of 8% from the $12.4 million reported for the comparable period in the prior fiscal year. Our revenues for the nine-month period ending March 31, 2006 decreased 4% to $34.4 million as compared to $35.8 million for the comparable period in the prior fiscal year. Our product license revenues were $8.5 million in the three months ended March 31, 2006, a decrease of 12% from the $9.7 million for the comparable period in the prior fiscal year. Our product license revenues for the nine-month period ending March 31, 2006 decreased 7% to $25.6 million as compared to $27.5 million for the comparable period in the prior fiscal year.

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

Our service and other revenues were $2.9 million in the three months ended March 31, 2006, an increase of 7% over the $2.7 million for the comparable period in the prior fiscal year. Our service and other revenues for the nine-month period ending March 31, 2006 increased 6% to $8.8 million as compared to $8.3 million for the comparable period in the prior fiscal year. The increase is attributable to an increase in support and maintenance contracts and an increase in professional services revenue.

International revenues, consisting of all revenues from customers located outside of North America, were $4.4 million and $4.4 million in the three months ended March 31, 2005 and 2006, representing 36% and 38% of total revenues, respectively. International revenues were $13.6 million and $12.9 million in the nine months ended

March 31, 2005 and 2006, representing 38% and 38% of total revenues, respectively. The decline in international revenue, on a year over year basis, is a reflection of the overall pressure on the database product. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues was $0.6 million and $0.6 million in the three months ended March 31, 2005 and 2006, representing 5% and 5% of total revenues, respectively. Cost of product license revenues was $1.7 million and $1.8 million for the nine-month period ending March 31, 2005 and 2006, representing 5% and 5% of total revenues, respectively. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the three months ended March 31, 2006.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.3 million and $1.4 million in the three months ended March 31, 2005 and 2006, representing 10% and 12% of total revenues, respectively. Cost of service and other revenues was $3.8 million and $4.2 million for the nine-month period ending March 31, 2005 and 2006, representing 11% and 12% of total revenues, respectively. Cost of service and other revenues increased in dollar amount for the three and nine month periods ended March 31, 2006 primarily as a result of the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005 as well as an increase in costs related to technical support personnel. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended March 31, 2006.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $5.4 million and $4.6 million in the three months ended March 31, 2005 and 2006, representing 44% and 40% of total revenues, respectively. Sales and marketing expenses were $16.3 million and $14.5 million for the nine months ending March 31, 2005 and 2006, representing 45% and 42% of total revenues, respectively. The decrease in sales and marketing expenses is due primarily to a reduction in costs related to sales and marketing personnel, offset partially by stock-based compensation expense related to the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended March 31, 2006.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $3.0 million and $2.4 million in the three months ended March 31, 2005 and 2006, representing 24% and 21% of total revenues, respectively. Research and development expenses were $8.4 million and $7.8 million for the nine months ended March 31, 2005 and 2006, representing 23% and 23% of revenues, respectively. The decrease in research and development expenses is due primarily to a reduction in costs related to research and development personnel, offset partially by stock-based compensation expense related to the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended March 31, 2006.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.2 million and $1.7 million in the three months ended March 31, 2005 and 2006, representing 10% and 15% of total revenues, respectively. General and administrative expenses were $3.4 million and $5.0 million for the nine months ended March 31, 2005 and 2006, representing 10% and 15% of total revenues, respectively. General and administrative expenses increased primarily as a result of the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended March 31, 2006.

Management Restructuring Charges. We announced certain senior management changes effective January 24, 2006, including the replacement of our former President and Chief Executive Officer, David Sikora, with John Farr, who previously served as our Chief Financial Officer. Our Vice President of Corporate Development and Vice President of Marketing also left the company during the quarter. We incurred severance and legal expenses associated with these changes during the quarter ending March 31, 2006 in the amount of $0.8 million.

Provision for Income Taxes. Provision for income taxes was approximately $0.1 million in the three months ended March 31, 2005 and none in the three months ended March 31, 2006. Provision for income taxes was approximately $0.2 million and $0.1 million for the nine months ended March 31, 2005 and 2006, respectively. The provision for income taxes consists primarily of income taxes related to foreign operations. Income from U.S. operations has been offset by net operating losses carried forward from previous years to the extent available and income tax from U.S. operations has been offset by tax credits carried forward from previous years.

Based on a number of factors, we believe that it is more likely than not, that a substantial amount of our deferred tax assets may not be realized. Accordingly, we have recorded a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the lack of significant earnings history, recent revenue decreases and risks associated with business combinations. We expect to continue to incur foreign taxes associated with our international operations while our domestic income taxes will remain minimal as we utilize foreign tax credits carried forward from previous years.

Liquidity and Capital Resources

Cash provided by operations was $3.0 million and $5.6 million for the nine months ended March 31, 2005 and 2006, respectively. Cash provided by operations for the nine months ended March 31, 2005 resulted primarily from net income and a decrease in accounts receivable, partially offset by payment of a lease termination fee of $2.3 million. Cash provided by operations for the nine months ended March 31, 2006 resulted primarily from net income and an increase in accounts payable and other liabilities, partially offset by an increase in trade accounts receivable and prepaid expenses and other current assets and a decrease in deferred revenue.

During the first nine months of fiscal 2005, we received net proceeds of $6.2 million from the sale or maturity of marketable securities, consisting of various taxable and tax advantaged securities. We invested $5.1 million, net, in marketable securities during the first nine months of fiscal 2006. In addition, we purchased property and equipment totaling approximately $0.7 million and $0.4 million in the nine months ended March 31, 2005 and 2006. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will be consistent with the prior fiscal year.

In July 2003, we announced the authorization of a $5.0 million stock repurchase plan which became effective upon expiration of the previous plan on July 21, 2003. During the nine months ended March 31, 2005, we repurchased 359,700 shares of common stock at a cost of approximately $1.8 million. During the nine months ended March 31, 2006, we repurchased 151,600 shares of common stock at a cost of approximately $0.6 million.

During the nine months ended March 31, 2005 and 2006, we received approximately $1.3 million and $0.9 million, respectively, in proceeds from the exercise of stock options and our employee stock purchase plan resulting in the issuance of shares of our common stock of approximately 422,000 and 332,000 for the nine-month periods ended March 31, 2005 and 2006, respectively.

On March 31, 2006, we had $40.2 million in working capital, including $42.8 million in cash, cash equivalents and marketable securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France, England and India and conduct transactions in the local currency of each location. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other foreign currencies was not material for the nine months ended March 31, 2006. Quantitative and qualitative information about market risk was addressed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2006, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required public disclosure.

There have been no changes in the Company’s internal controls or in other factors which could materially affect internal controls subsequent to the date the Company carried out its evaluation. However, the Company is currently implementing a new accounting system. We expect that the project will be completed during the first quarter of the next fiscal year.

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

ITEM 1A. RISK FACTORS

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

Our Financial Results May Vary Significantly from Quarter to Quarter

Our operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside of our control. These factors include:

•	fluctuations in demand for our products, upgrades to our products, or our services;

•	fluctuations in the demand for and deployment of client/server applications in which our Pervasive.SQL products are designed to be embedded;

•	fluctuations in demand for our products due to the potential deteriorating economic conditions on our customer base;

•	seasonality of purchases and the timing of product sales and shipments;

•	unexpected delays in introducing new products and services or improvements to existing products and services;

•	new product releases, licensing models or pricing policies by our competitors;

•	acquisitions or mergers involving us, our competitors or customers;

•	our integration of Data Junction;

•	impact of changes to our product distribution strategy and pricing policies;

•	lack of order backlog;

•	loss of a significant customer or distributor;

•	changes in purchasing and/or payment practices by our distributors or other customers;

•	a reduction in the number of independent software vendors, or ISVs, who embed our products or value-added resellers, or VARs, who sell and deploy our products;

•	changes in the mix of domestic and international sales;

•	impact of changes to our geographic investment levels and business models;

•	changes in the cost of routine business activities;

•	gains or losses associated with discontinued operations;

•	changes in our business plan or strategy;

•	impact of severance charges associated with departing employees;

•	write-downs of the recorded book value of assets;

•	changes in generally accepted accounting principles in the United States; and

•	costs associated with the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Revenue from our embedded database product, Pervasive.SQL, decreased in the nine month period ending March 31, 2006 relative to the nine month period ending March 31, 2005 and in fiscal year 2005, relative to the fiscal year 2004. We believe this decrease was due to a variety of factors, including but not limited to, the length of time since the last major version release of our database product (Version 8 in December 2002), increasing competition and what we believe to be the increasingly negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. We believe the integration products we acquired in fiscal year 2004 represent a meaningful growth opportunity as we invest in revenue synergies and opportunities presented by the acquired business, combined with our historical database business and channels. A continued reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

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

We Must Succeed in the Data Management Software Market as well as the Data Integration Software Market if we are to Realize the Expected Benefits of the Merger

Our long-term strategic plan depends upon the successful development and introduction of products and solutions that address the needs of the data management software market as well as the data integration software market. In order for us to succeed in these markets, we must align strategies and objectives and focus a significant portion of our resources towards serving these markets.

The challenges involved include the following:

•	coordinating software development operations in a rapid and efficient manner to ensure timely release of products to market; and

•	retaining key alliances.

In addition, our success in these markets will depend on several factors, many of which are outside our control including:

•	growth of the data management infrastructure software market;

•	growth of the data integration software market;

•	growth of the open source database software market;

•	deployment of our products by enterprises; and

•	emergence of substitute technologies and products.

If we are unable to succeed in these markets our business may be harmed.

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

In January 2005, we entered into an offshore development, support and services agreement with Aztec Software and Technologies Limited, an outsourcing company based in Bangalore, India. Pursuant to the agreement, Aztec will provide certain enhancements to PostgreSQL and certain levels of support to our customers who have entered into support agreements with us related to PostgreSQL. We cannot be certain that we will be successful in the promotion of our support and service offerings for PostgreSQL. It is possible that our efforts to promote and support PostgreSQL may divert the attention of management away from our other products and that we may not realize the strategic and operational benefits and objectives we had anticipated, including, greater revenue and market opportunities. Any of these factors may have a material adverse effect on our business, operating results and financial condition.

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

Our Investment in PostgreSQL May Not Be Successful

While we believe that PostgreSQL offers a scalable, low TCO corporate database solution, we can not be certain that we will be successful in the marketing of our support and services offerings for this open source database solution. The commercial market for open source databases is still in an early stage and to date we have not generated a substantial amount of revenue from our support of PostgreSQL. We cannot be certain that this market will develop and mature or that PostgreSQL will adequately meet the needs of this market. In addition, the development and marketing of PostgreSQL will require a significant amount of management’s attention. Any of these factors may have a material adverse effect on our business.

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

We Face Significant Competition From Other Companies

We encounter competition for our embedded database products primarily from large, public companies, including Microsoft, Oracle, Sybase, IBM and Progress. In particular, Sybase’s small memory footprint database software product, Adaptive Server Anywhere, and Microsoft’s product, SQL Server, directly compete with our products. Further, our recently announced PostgreSQL initiative competes directly with corporate database solutions sold by the companies listed above. And, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established or emerging companies providing database products based on existing, new or open-source technologies.

Open-source software, which is an emerging trend in the software marketplace, may impact our business as interest, demand and use increases in the database segment and poses a challenge to our business model, including recent efforts by proponents of open-source software to convince governments worldwide to mandate the use of open-source software in their purchase and deployments of software products. Firms adopting the open-source software model typically provide customers software produced by loosely associated groups of unpaid programmers and made available for license to end users at nominal cost, and earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. Because the present demand for open-source database software is largely concentrated in major corporations, our embedded database business has not been adversely affected to date. However, it is likely that increased adoption of Linux will drive heightened interest in other more mature software categories such as database and certain business applications. Our recently announced open-source software initiative, support and services offerings for PostgreSQL, is our response to the emerging trend in open source software in the corporate database market. To the extent competing open-source software products gain increasing market acceptance, sales of our products may decline, we may have to reduce prices we charge for our products, and our revenue and operating margins may decline. Mass adoption of open source databases in the SME market could have a material adverse impact on our database business.

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

We expect our international operations will continue to place financial and administrative demands on us, including operational complexity associated with international facilities, administrative burdens associated with managing relationships with foreign partners, and treasury functions to manage foreign currency risks and collections. In particular, we have begun to develop products in our new Bangalore, India facility. In order to capitalize on the economic opportunity afforded by developing products in this facility, we must successfully execute new business processes and retain key technical personnel in Austin and India. It is also likely that the company will run parallel processes in many areas of its technical operations in order to assure high quality development and a high standard of customer care. While the long term economic impact created by the India operation is expected to be favorable, these parallel processes could increase our costs in the short term or trends in India could become less favorable.

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

If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of Section 404 of SOX, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial position of our business could be harmed; current and potential future shareholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our trading price; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention

ITEM 6. EXHIBITS

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*	1997 Stock Incentive Plan

10.3*	First Amended and Restated 1994 Incentive Plan

10.4++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.5**	Form of Restricted Stock Agreement

10.6+++	Separation Agreement and Release dated January 23, 2006 between the Company and David Sikora

10.7+++	Separation Agreement and Release dated January 24, 2006 between the Company and Jeff Seiden

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 9, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2006	PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized
Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*	1997 Stock Incentive Plan

10.3*	First Amended and Restated 1994 Incentive Plan

10.4++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.5**	Form of Restricted Stock Agreement

10.6+++	Separation Agreement and Release dated January 23, 2006 between the Company and David Sikora

10.7+++	Separation Agreement and Release dated January 24, 2006 between the Company and Jeff Seiden

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 9, 2006.