Form 10-K
period 2006-06-30
PERVASIVE SOFTWARE INC
filed 2006-09-13
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

(1)        Yes       ✓       No

(2)        Yes       ✓       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑

As of December 31, 2005 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $74,072,038. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2006 there were 22,377,931 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s Annual Meeting of Stockholders to be held on November 14, 2006.

PERVASIVE SOFTWARE INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED

JUNE 30, 2006

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

Overview

Pervasive Software (NASDAQ: PVSW) provides embeddable data management and integration software that helps companies grow and extend the value of their data investments. Thousands of businesses worldwide rely on our solutions to help manage, integrate, analyze and secure their critical data. Our data management and integration product lines are designed specifically for small to mid-sized businesses and departments of large enterprises where high performance, flexibility, rapid deployment and low total cost of ownership (TCO) are paramount. In addition, significant portions of our product line are embeddable into commercial applications for sale predominantly to small to mid-sized enterprises (SMEs) through a well-developed channel of independent software vendors (ISVs), value-added resellers (VARs) and systems integrators.

Our flagship Pervasive.SQL® database, offering unparalleled data management technology combined with very low TCO, has millions of server seats licensed since inception in 1994. The full data management product line also includes specific solutions for data movement and synchronization, and addresses security challenges related to data integrity, accountability, continuity and availability throughout the data life cycle. The product line is designed for integration by ISVs into client/server, Web and mobile applications which are sold predominantly to SMEs and other businesses having little to no information technology (IT) infrastructure, and requiring self-tuning, low-administration products.

Our data and application integration solutions feature a comprehensive set of visual design tools to rapidly build and test integration processes, regardless of size and complexity, across hundreds of data formats and applications within and outside of the enterprise. The Pervasive integration product line is designed to grow and scale for the diverse data and application integration needs of small to mid-sized businesses and departments of large enterprises. Our focus on rapid implementation and ease of use helps reduce the complexity, costs and risks associated with traditional labor-intensive integration methods.

Our strength is evidenced by the size and diversity of our customer base, serving tens of thousands of customers in virtually every industry and market around the world. We sell products in more than 150 countries through direct sales and channel distribution. Our large customer base includes a distribution channel of ISVs, developers, VARs, systems integrators and partners who have built or deployed applications on top of our data management and data integration platforms as well as a large customer base of end users for our integration products and services. Founded in 1994, Pervasive is headquartered in Austin, Texas, with international offices in Brussels; Frankfurt; London; and Paris; and a joint venture in Japan. Our website address is www.pervasive.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website, http://www.pervasive.com, as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (SEC). Additionally, you may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Acquisition of Data Junction Corporation

On December 4, 2003, we completed the acquisition of privately held Data Junction Corporation, a data and application integration solutions company based in Austin, Texas. Data Junction spent more than 15 years developing a versatile and configurable integration architecture to reduce the complexity, costs and risks associated with traditional labor-intensive integration methods. Data Junction was a pioneer in the software category known as ETL (extract, transform and load) in 1986 with Data Junction v1.0, one of the world’s first hub-and-spoke approaches to data conversion and translation.

We believe the acquisition of Data Junction brought important data integration and transformation technologies and products, which are highly complementary to Pervasive’s existing data management products, expertise and customer base. The acquisition significantly advanced Pervasive’s strategy to be the global value leader in data infrastructure software, enabling more than 25,000 businesses, such as major corporations, systems integrators and software vendors, to capitalize on their data investments. Winner of more than 20 major industry awards, Data Junction was a market leader in innovative integration technology, helping customers quickly and cost-effectively connect disparate data sources. Primary integration products include a comprehensive set of visual design tools for rapidly building and testing data integration processes that work with hundreds of data formats and applications. This enables design with total control over all aspects of the integration project—from creating integration maps to managing complex, event-driven flows of inter-application messages and electronic data interchange (EDI) processes.

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

At the same time, we believe that the software markets as a whole are going through a maturation and commoditization phase. The emergence of Linux and other open source software solutions is testament to this trend. As markets mature and commoditize, having a “value” orientation—delivering the highest performance with the lowest TCO—becomes increasingly critical, particularly when serving SMEs and especially during difficult economic times. We believe infrastructure software will be a key ingredient for small to mid-sized businesses that seek to integrate and streamline their back-end systems and eliminate delays in the management and execution of critical processes. Infrastructure software includes, among other things, application development tools, integration tools and solutions, business intelligence, database, and security solutions.

We believe that maturation and commoditization trends in the software market, trends in the SME market, and trends in the data and application integration market will favor Pervasive. We believe that the market for data infrastructure software, in particular, is experiencing significant market disruption due to the high cost of many competing, more labor-intensive solutions. We further believe that in maturing and cost-sensitive markets, value leaders tend to prevail. Pervasive, with its strengths in high-performance, low-cost data management and integration solutions, is well positioned to benefit from the trends in these markets.

The Pervasive Strategy

Our goal is to be the global value leader in data infrastructure software, enabling businesses to capitalize on their data investments. Key elements of our strategy are:

Leverage our Core Competencies in Data Infrastructure.    We have excelled in simplifying the complexity associated with data management for thousands of client/server applications, representing nearly every industry in every major region of the world. Extensive communication with a diverse set of customers enables us to understand their needs and prioritize the requirements for future product development. This includes identifying needs relevant to a particular horizontal or vertical market. Due to our strength in high-volume transaction markets including Accounting, Healthcare, Banking and Financial Services, and Retail Point-of-Sale, we intend to leverage our understanding of, as well as our success in, these markets for new business development.

Our low-TCO database is widely installed, with millions of server seats licensed since our inception in 1994. Many of these seats are deployed in SME organizations that have not yet adopted the latest generation of our database products. Therefore, we believe we have an opportunity in upgrading these seats to our current or next-generation data management products. We plan to reach these customers through our well-developed channel of ISVs, VARs, systems integrators and consultants and continue to seek their input to guide our product development activities. We intend to conduct joint marketing programs with our channel partners and customers encouraging upgrades to recent versions of our database, upgrades of additional user counts, upgrades to new or additional platforms, as well as upgrades of the ISVs’ applications themselves.

Our ongoing and past investments in training and educating our customers worldwide, our long-term relationships with ISVs and VARs and our success in encouraging them to embed our products into their applications have created a competitive advantage in the marketplace. We intend to continue to build customer loyalty by providing significant revenue opportunities, meaningful certification programs and other offerings via our enhanced marketing, training, consulting and lead-sharing programs, as well as by ensuring customer satisfaction through the delivery of high-quality products and support programs.

Grow our Integration Product and Services Revenues.    We continue to deliver our suite of integration products to our existing channel of ISV customers, and new ISV customers, to speed and simplify the movement of data in the field when they win competitive deals, and to enable them to pre-wire their products with embedded integration to interoperate with adjacent business applications. ISVs, including software-as-a-service vendors, CRM vendors and packaged software vendors, have two critical problems—once they sell a new customer on their solution, they need to help their customers migrate and integrate data to the new application. Today, customers expect migration and integration to be included in the solution. Combining our deep knowledge and 20 years of migration and integration expertise, we provide easy-to-use, cost-effective migration and integration technology, services, training and partner programs. These programs help ISVs, ASPs and systems integrators transform their applications into “integration-ready” solutions that are scalable from one-time data migrations to ongoing application integration within and beyond organizational boundaries.

We intend to continue investing in product development, marketing and sales activities focused on enhancing and leveraging our integration product line through our well developed, existing channel of ISVs, as well as new ISVs, ASPs and systems integrators. Given the sales cycles for selling to an ISV with perhaps thousands of end user customers and given the development processes and schedules of our ISV customers, we see this as our longest term investment in revenue opportunities associated with our integration products solutions.

Our integration product revenues are generated predominantly in North America. However, we continue to market our expanding integration product line to our customer base across Europe. Further, we intend to introduce our integration product line in China and Japan through master distribution agreements with partners to cover the localization, marketing, sales and support of localized versions of our integration products. International sales have typically represented less than 10% of integration product revenues, compared to 45% for our embedded database business, and we are focused on opportunities in new and existing international markets this coming fiscal year.

Pursue Growth through Innovation of Complementary Products and Services.    We intend to invest in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers. Innovation efforts will be directed by our Chief Technology Officer and focused on the conceptual design and prototype development of extensions to existing products as well as new products and services.

Pursue Growth by Acquisition of Complementary Businesses.    Where we are confident that we can increase shareholder value, we will seek growth opportunities for our business via the acquisition of complementary companies and technologies. We consider complementary businesses to be those involved with data infrastructure software, with a value orientation to their product offerings and with an existing partner channel or the capability of developing a partner channel. We are targeting the acquisition of relatively mature and stable small to mid-sized businesses through transactions with a reasonable probability of being accretive to earnings within the first year of acquisition. Unlike certain of our competitors, we will not seek to acquire application providers, as doing so could cause us to be competitive with large portions of our very important partner channel.

Remain Focused on Profitability.    Since March 2001, we have reported twenty-two consecutive quarters of profitability. Our past profitability is a result of: 1) our sharp focus on our core data management business; 2) solid execution of a significant acquisition; and 3) prudent expense management. Our performance was achieved in the midst of a very difficult economic environment and structural change in the software industry. We remain focused on profitability through our prudent management of expenses, increasing marketing and sales productivity around the globe and as a result of our next-generation product releases and product line expansion anticipated in fiscal year 2007 and beyond.

Use of Cash.    We have meaningful cash resources relative to the size of our business and have been successful generating positive cash flow in recent years. Continued positive cash flow generation coupled with an absence of suitable acquisition targets would cause us to continue to be active with our Share Repurchase Program. In fiscal year 2006 we acquired approximately 764,000 shares of our stock on the open market at a total cost of approximately $3.2 million, and we begin the new fiscal year with a new Board authorized $5.0 million repurchase program, representing the third such program.

Products

Our software products offer customers a proven, cost-effective way to better manage, integrate, secure and analyze their data. Delivered both directly and through ISVs, VARs, systems integrators and other vendors, our products are designed to provide solid business value while reducing the time, complexity and cost associated with data infrastructure projects. Our focus on easily embedded technology for solutions that provide low TCO reflects our belief in the strategic importance of this value proposition for our partners and customers, where high performance, flexibility for growth, and time to market are paramount.

Data Management Product Line

We offer a wide range of products for secure data management that deliver faster return on investment (ROI), greater business flexibility, enhanced revenue opportunities and proven accountability for data infrastructure investments at a lower TCO.

Pervasive.SQL®, our core database product offering, combines the high performance associated with enterprise-class databases with numerous low-maintenance features and is ideally suited for client/server, Web and mobile mission-critical applications deployed on a variety of the most popular operating systems.

Our offerings allow a broad range of customers to:

•	Build low-TCO applications for use in SME environments characterized by little to no IT infrastructure or in departments within large enterprises;

•	Develop, upgrade or migrate applications that support a broad range of operating systems, including Windows, Linux and NetWare; and

•	Embed our database inside their commercial or internally developed application, permitting development of a tightly integrated application.

Our most-recent version, Pervasive.SQL V9, was released in March 2005, and incorporates many of the most-requested customer features and benefits, as well as a boost in SQL performance, providing opportunities for upgrades and competitive wins in the marketplace. Development began in 2005 on the next major release of Pervasive.SQL, which is planned for release near the end of fiscal year 2007.

Pervasive DataExchange™ Real-Time Backup Edition, our core replication offering, features targeted solutions to data movement and synchronization problems like maintaining an off-site warm backup, driving transactional data into a data portal, and connecting remote databases. DataExchange solutions feature a combination of product and services customized for the business problem to be solved:

•	Data Continuity—augments end-of-day tape backups by maintaining an up-to-date warm standby at an off-site location;

•	Data Portal—bridges the gap between existing transactional systems and the Web portal or data warehouse, allowing system access for non-transactional activities, such as query and analysis, without disrupting, modifying or taxing the performance of the transactional system.

Pervasive Backup Agent™ is designed to complement existing, traditional weekly or nightly backup solutions. Pervasive Backup Agent helps provide improved integrity and consistency to traditional backups by keeping the Pervasive.SQL database up and running in continuous operations mode and buffering all changes to the database while it is accessed by the backup software. This allows the backup software to complete a full Point-in-Time image of the database while avoiding file access issues associated with taking a copy of files that are being modified. When installed directly onto a server along with Pervasive.SQL, the product requires no configuration settings and no database administrator maintenance. Pervasive Backup Agent can be integrated into existing backup processes and can run in conjunction with complementary third-party backup products such as Brightstor Arcserve, Veritas Backup Exec and other third-party software.

Pervasive AuditMaster®, our core security product offering, monitors and reports activity occurring in a Pervasive.SQL database, leveraging deep-level capture, report and alert technology to enable monitoring of mission-critical data without the high costs of application redevelopment and deployment, training, or on-going maintenance. This technology is particularly relevant in the accounting and healthcare markets, both of which are presently dealing with increased regulatory requirements brought about by the Sarbanes-Oxley Act and the Health Insurance Portability and Accountability Act (HIPAA). AuditMaster provides data access accountability by means of three modules:

•	Capture—The Capture module is an easily installed database plug-in. It is analogous to an all-seeing flight recorder, trapping every event in the database in a detailed trail. It is installed at the database level, so when the database is running, AuditMaster Capture is running, maintaining a complete log record of events occurring in the database;

•	Report—Once the Capture module establishes the audit trail, the Report module allows queries on it, enabling a security administrator to perform audits on the activity within the application by verifying past activities or analyzing patterns and trends; and

•	Alert—While Reports are historical in nature, the Alert module offers proactive surveillance of future data activity. Once defined in AuditMaster, alert triggers wait for specified events of interest based on the entire range of user actions, including creating, updating and deleting data, or even simply reading it. When a watched-for event occurs, AuditMaster immediately triggers an Alert, which can take the form of an email to one or more recipients, a call to another application, or the start-up of a new application.

Text Search.    In response to the growing need for ad hoc search capabilities in Pervasive.SQL powered software applications, we acquired a license to full text search engine technology in June 2003 for release to the global market of Pervasive.SQL ISVs. Available as a free add-on to Pervasive.SQL V9, the text search functionality allows application developers to incorporate powerful text and numeric search capabilities directly into their Pervasive.SQL-based applications with minimal development effort. With our search functionality, developers can build custom search User Interfaces directly into their applications allowing an application’s end user to quickly search for any data in the Pervasive.SQL database using simple text queries rather than complicated SQL syntax. Matching results are returned through XML allowing the application developer to determine and implement the best way to display those results to the end user.

Data and Application Integration Product Line

Based on technology from the Data Junction acquisition, our integration and data quality analysis product line now augments our low-TCO data management software offerings. Our data integration products have been developed on a single, open integration platform designed to grow and scale for diverse integration projects, providing what we believe is the industry’s best combination of performance, flexibility and TCO.

Our integration products reduce the complexity, costs and risks associated with traditional labor-intensive integration methods by providing a versatile and configurable integration architecture for rapid implementation and ease of use. This flexibility enables mid-sized businesses and departments of large enterprises to create and fine-tune their solutions for frequently changing business needs and requirements. Our integration products, which feature a comprehensive set of easy-to-use visual design tools to rapidly build and test integration processes, regardless of size and complexity, across hundreds of data formats and applications within and outside of the enterprise, include:

•	Pervasive Data Integrator™, which aggregates and integrates data quickly and cost-effectively for legacy migrations as well as high volume, continuous processing, targeting the needs in the traditional Extract, Transform and Load, or ETL market as a feed for data warehouses and ultimately business intelligence tools;

•	Pervasive Business Integrator™, which is ideal for integrating multiple business applications within or across organizations for real-time, event-driven integration closely aligned with key business processes;

•	Pervasive Integration Engine, which is used by IT organizations and ISVs worldwide to help them pre-wire competitive advantage into their applications to better fit within the customer’s infrastructure, vastly improving data and application integration capabilities;

•	Pervasive Data Profiler™, which reduces the complexities, risk, and expense associated with manually checking data, improving IT productivity, eliminating costly rework, and increasing ROI around applications and business processes;

•	Pervasive Integration Manager, a browser-based management console, providing single-point administration, performance monitoring and job scheduling of integration processes running on remote integration engines;

•	Oracle and SAP Adaptors, enabling rapid access to heterogeneous data and offering unique capability to process non-relational and semi-structured content that is buried deep inside many companies, reducing the complexity of low-level interface coding, and reducing cost, time and risk; and

•	Pervasive Message-Store™, a data collection framework allowing companies to receive, integrate, store, audit and retrieve data sent in message formats such as XML or EDI, and in industry standards such as HIPAA, HL7, or ACORD; providing companies in healthcare, insurance and other industries with a high-value, low-TCO solution to become compliant with these industry standards without expensive custom coding and the significant time and effort of learning the complexities of these industry standards themselves.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” elsewhere in this Report on Form 10-K for product line revenue information.

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

Our channel sales and marketing organizations focus on our worldwide channels by targeting software developers who build client/server, Web and mobile applications and the Web and systems integrators, consultants and value-added resellers (VARs) who sell to and implement the applications for end users. Our product marketing organizations have primary responsibility for product direction and have developed a number of programs utilized by the sales organization to support our channel partners, such as our Original Equipment Manufacturer (OEM) program for ISVs and partner programs for Web and systems integrators, consultants and VARs. These programs are worldwide in scope and capture leads from a variety of activities including direct response marketing and advertising, joint marketing and public relations.

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

Our international channel sales organizations utilize a channel of distribution partners and OEMs worldwide. The distribution partners implement sales and marketing programs for a particular region, typically using our distributor or master distributor programs. In addition to managing these distributor relationships, the international sales groups recruit and support software developers and channel partners with the same programs as the domestic sales groups. We currently have international offices located in Brussels, Frankfurt, London and Paris and a joint venture in Japan.

Direct Sales and Marketing

Unlike typical SME organizations, many mid-sized companies and larger enterprises have access to greater IT resources, and therefore tend to rely less on third parties for packaged solutions. Our approach for reaching these prospective customers is based generally on a direct marketing and direct sales model.

Our direct marketing efforts are comprised largely of in-house direct email/mail campaigns, specifically targeting IT departments and business managers as well as vertical marketing initiatives aimed at the Financial, Banking and Healthcare sectors. While our primary focus is on small to mid-sized enterprises and departments within larger businesses, our products often scale to satisfy the needs of large enterprises resulting in direct sales to these organizations. The primary goal of these marketing campaigns is to direct potential customers back to our corporate Web site and have them download white papers, strategic reports, and other general strategic marketing materials as well as trial versions of our software products, in particular, our integration products. Through our press and industry analyst relationships, the marketing team seeks industry endorsements that drive target customer buying within the integration segment.

We employ a sales model that sells directly into enterprises at both the corporate and departmental level. Sales Executives are part of a well-defined and comprehensive sales process based upon a sales methodology used by everyone in the sales organization that contains six stages from initial interest through evaluation and negotiation. The sales force is supported by customer relationship management system software (CRM) that supports the sales methodology, combined with sales quoting and accounting software, as well as a staff of highly trained Sales Engineers who provide high-quality technical pre-sales support during the sales cycle.

Because of the small footprint of our software combined with its ease of use, we enjoy the benefits of deploying a sales model that is primarily through a staff of Sales Executives. This model facilitates conducting the majority of our sales efforts via a telephone/Web-demonstration process composed of interviews with potential customers to determine their interest level and needs, resulting in on-target product recommendations. As a result, a combination of customer-needs driven interactive demonstrations of our products using the Internet for presentation, often with a specific problem from the customer, shown as a proof of concept is produced. By using the Internet for delivering these proofs of concept and the interactive demonstrations, Pervasive is able to maintain a lower sales cost, which ultimately translates into our ability to offer greater integration capabilities at an overall lower TCO.

Customer Service and Technical Support

We offer multiple levels of worldwide customer services, including technical support and product maintenance. First level support responds to most customer inquiries that are routine in scope via telephone and email. Second level support responds to escalated technical issues and supports our large partners with dedicated technical expertise.

Our Customer Service and Support departments are committed to understanding the wide variety of business applications involving data management and integration. In order to assist customers quickly and successfully, a great deal of domain knowledge must be acquired by each member of the team. Each technical support specialist must have a working knowledge of a broad range of databases, applications, and development and operating environments, including UNIX, Linux, SQL queries, VB, Java, CRM and ERP interfaces, Web services and SOA, among many others. In addition, developer level support ensures that developers can obtain assistance from a team knowledgeable in the developer’s programming language and toolset of choice, resulting in a shortened time to market for the developer’s internal or commercial application.

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

Worldwide customer service is provided through our corporate offices in Austin, Texas. International customer service is complemented by our call center in Brussels, Belgium, and via our multi-lingual support Web site.

Professional Services

The Professional Services Group (PSG) is focused primarily on accelerating and maximizing integration ROI for customers. This group, consisting of Implementation Services and Training Services, has steadily built a record of success and fast deployment for clients.

In order to provide further evidence of the performance of our integration tools and applications, PSG can develop proofs of concept and benchmarks on a sample of a customer’s integration project, or on other sample migration or integration processes. Through PSG’s consultative experience, it can also suggest ways to improve and optimize throughput or system performance.

PSG works closely with clients to architect and build special applications and/or functionality around the integration tools as needed to optimize project performance. PSG also works with clients to ensure that the integration tools are properly embedded and have full connectivity to other internal or external applications.

The Implementation Services group in PSG is available to assist customers, partners and sales prospects with benchmarking/proofs of concept, rapid, client-oriented deployment and implementation, or long-term consulting. Our team is composed of developers, product specialists, and business analysts devoted to delivering customer and partner success.

The Training Services group in PSG provides multiple training options each month in Austin, Texas. These classes are open to all licensed users of the current version of our software. Users can take standard product training and follow-up with focused workshop sessions. Additional consulting time can be scheduled after each session to augment course learning. The same courses and workshops are also available on-site at the customer’s location and via the Web.

PSG will also fulfill demand for fee-based consulting services from our software developer customers and channel partners. These consulting services may include development services to migrate applications on competing databases to Pervasive.SQL, migrate existing applications to the Web, upgrade existing applications to the latest Pervasive.SQL release, and optimize database functionality through performance testing, database schema design and review, and the delivery of services related to our DataExchange, AuditMaster or Full Text Search offerings. Consulting opportunities are often referred to our channel partners to strengthen channel loyalty, build the channel’s technical ability and increase the resource base available for future growth.

Research and Development

We have made substantial investments in research and development through both internal development and technology acquisition. As of June 30, 2006, we had 38 employees in research and development, in addition to 27 contract developers with a third-party development partner in India, and our research and development expenditures for fiscal years 2004, 2005 and 2006 were $10.0 million, $11.1 million and $10.3 million, respectively, including $0.5 million of stock-based compensation expense for fiscal year 2006. We will continue to invest heavily in focused research and development resources to further our vision of the future of embedded data infrastructure software, enabling businesses to capitalize on their data investments, while accelerating the inevitable transition from high cost to high value.

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

Our research and development investments in fiscal 2007 are focused on the following:

•	Embedded database technology—We continue to commit significant development resources to enhancing Pervasive.SQL with performance, features and functionality required by SME customers today and the channel of ISVs, VARs and consultants who serve them.

•	Data replication technology—We continue to invest in data replication technology for deployment into customer environments where high availability and security of data is a critical need. Pervasive DataExchange offers targeted solutions to data movement and synchronization requirements like maintaining an offsite warm backup, driving transactional data into a data portal and connecting remote databases.

•	Security—We will continue to invest in Pervasive AuditMaster, our core security offering, which monitors and reports all activity occurring in a Pervasive.SQL database, leveraging deep-level capture, report and alert technology to enable monitoring of mission critical data without the high costs of application redevelopment and deployment, training, or on-going maintenance. This technology is particularly relevant in the accounting and healthcare markets, both of which are presently dealing with increased regulatory requirements brought about by the Sarbanes-Oxley Act and the Health Insurance Portability and Accountability Act (HIPAA).

•	Full text search technology—We continue to invest in Pervasive Full Text Search technology which enables users to perform advanced searches to easily find information by allowing partial match, wild card and fuzzy logic searches into application and Web portal data.

•	Connectivity expansion—We continue to invest in our integration products so that they can connect a growing range of on-premises and Web-based applications, enabling us to partner with applications vendors and participate in market segments that are experiencing rapid growth.

•	Platform expansion—Our integration products are deployable on a wide variety of industry-standard platforms such as UNIX (Sun Solaris, IBM-AIX and HP-UX), Linux and the various Microsoft Windows platforms. Our goal is to offer the most easily deployed, and most scalable, single integration solution available in the market and extend our appeal to a broader range of ISVs, ASPs and systems integrators.

•	Integration embeddability—We continue to invest development resources in the further enhancement of our embeddable integration technology so that our customers can rapidly embed robust data services within both traditional and SOA-style environments. These capabilities are essential for ISVs worldwide to help them to pre-wire competitive advantage into their applications to better fit within customer infrastructure, vastly improving data and application integration capabilities.

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

The market for our integration products is highly competitive and subject to rapidly changing technology. We principally compete against ETL (extract, transform and load) software vendors and data warehousing and application integration software providers. Such competitors include Ascential (recently acquired by IBM), Business Objects, Embarcadero, Informatica, and Information Builders. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our solutions. These products typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Sybase and Oracle. Competition also comes in the form of custom code, where potential customers have sufficient internal technical resources to develop solutions in-house without the aid of our products or those of our competitors.

Proprietary Rights

Our success depends to a significant degree upon our ability to protect our software and other proprietary technology. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, these measures afford us only limited protection. In addition, we rely in part on “shrink wrap” and “click wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Therefore, our efforts to protect our intellectual property may not be adequate. We cannot be certain that others will not develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets owned by us. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. Although we believe software piracy may be a problem, we are unable to determine the extent to which piracy of our software products occurs. In addition, portions of our source code are developed in foreign countries, such as in India, where we use third-party service providers, with laws that do not protect our proprietary rights to the same extent as the laws of the United States.

Employees

As of June 30, 2006, Pervasive employed 165 full-time employees, including 66 in sales and marketing, 38 in research and development, 27 in professional services, customer service and technical support, and 34 in general and administrative. We are not subject to any collective bargaining agreement, and we believe that our relationships with our employees are good.

Facilities

Our leased headquarters facility in Austin, Texas, consists of approximately 91,000 square feet. The facility provides additional space and expansion options and is leased through October 2011. We currently lease international offices in Brussels, Frankfurt, London and Paris.

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

Revenue from our embedded database product, Pervasive.SQL, decreased in fiscal year 2006 relative to fiscal year 2005 and in fiscal year 2005, relative to the fiscal year 2004. We believe these decreases were due to a variety of factors, including but not limited to, increasing competition and what we believe to be the increasingly negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. In addition, the decrease in fiscal year 2006 was due in part to reduced customer demand within our installed base of customers for the latest version of our database product (Version 9 released in March 2005) relative to the prior version, and we believe the decrease in fiscal year 2005 was due in part to the length of time since the last major version release of our database product (Version 8 in December 2002). A continued reduction in our embedded database business, or our inability to grow the integration products business we acquired as a result of our acquisition of Data Junction Corporation in fiscal year 2004, could have a material adverse effect on our business, operating results and financial condition.

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

We Must Succeed in the Data Management Software Market as well as the Data Integration Software Market if we are to Realize the Expected Benefits of the Merger with Data Junction Corporation

Our long-term strategic plan depends upon the successful development and introduction of products and solutions that address the needs of the data management software market as well as the data integration software market. In order for us to succeed in these markets, we must align strategies and objectives and focus a significant portion of our resources towards serving these markets.

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

If we are unable to succeed in these markets we may not realize the anticipated benefits of our merger with Data Junction and our business may be harmed.

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

In January 2005, we entered into an offshore development, support and services agreement with Aztec Software and Technologies Limited, an outsourcing company based in Bangalore, India. Pursuant to the agreement, Aztec was to provide certain enhancements to PostgreSQL and certain levels of support to our customers who enter into support agreements with us related to PostgreSQL. In July 2006, we decided to substantially reduce our investment and focus on our PostgreSQL initiative.

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

In April 2003, we purchased database transaction intelligence technology from ThinkNet Inc., a software development company based in Toronto, Ontario. The acquired technology provides a continuous, comprehensive and auditable view of an application’s database operations, such as who did what, when, where and how. It consists of a Pervasive.SQL logging plug-in, a query and analysis module, and a sophisticated business rules engine. It also alerts administrators to events according to predefined business rules and reports activity efficiently for analysis. We acquired the technology for $550,000 in cash. Following a productization and integration effort, a new product, Pervasive Audit Master, was launched in the second quarter of fiscal 2004. We cannot be certain that the market acceptance or demand for this new product will meet our expectations.

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

We May Face Problems in Connection With Product Line Expansion

In the future, we may acquire, license or develop additional products. Future product line expansion may require us to modify or expand our business and expend significant time and resources. If we are unable to fully integrate new products with our existing operations, we may not receive the intended benefits of such product line expansion and related expenditures.

A Small Number of Distributors and Sales Related to Accounting Software Applications Account For a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the fiscal year ended June 30, 2006, one distributor (our joint venture partner in Japan, AG-TECH Corporation) accounted for an aggregate of approximately 15% of our revenues, as compared to 13% in the fiscal year ended June 30, 2005. Additionally, we estimate that approximately 20% of our database revenues in the fiscal year ended June 30, 2006 were from sales related to accounting software applications. Furthermore, there is currently consolidation taking place among our ISVs that could narrow the number of customers who sell our products. For example, one of our ISVs, The Sage Group plc, has acquired Timberline Software Corporation, Softline Limited, and ACCPAC International Inc., three of our ISVs. These four ISVs together have, at various times in the past, represented as much as 10% of our revenues. Accordingly, our sales to The Sage Group plc could constitute 10% or more of our revenues in the future. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

We May be Unable to Protect Our Intellectual Property and Proprietary Rights

Our success depends to a significant degree upon our ability to protect our software and other proprietary technology. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, these measures afford us only limited protection. In addition, we rely in part on “shrink wrap” and “click wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Therefore, our efforts to protect our intellectual property may not be adequate. We cannot be certain that others will not develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets owned by us. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. Although we believe software piracy may be a problem, we are unable to determine the extent to which piracy of our software products occurs. In addition, portions of our source code are developed in foreign countries, such as in India, where we use third-party service providers, with laws that do not protect our proprietary rights to the same extent as the laws of the United States.

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

The market for our integration products is highly competitive and subject to rapidly changing technology. We principally compete against ETL (extract, transform and load) software vendors and data warehousing and application integration software providers. Such competitors include Ascential/IBM, Business Objects, Embarcadero, Informatica, and Information Builders. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our solutions. These products typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Sybase and Oracle. Competition also comes in the form of custom code, where potential customers have sufficient internal technical resources to develop solutions in-house without the aid of our products or those of our competitors.

Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. For example, Microsoft, Oracle, IBM and Sybase all currently license royalty-free limited versions of their database technologies. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Sybase, IBM, Progress, Ascential/IBM, Business Objects, Embarcadero, Informatica, Information Builders or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs which may limit our ability to sell our products through particular partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business. We cannot be certain we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

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

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the fiscal year ended June 30, 2006, we derived 37% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

We Use a Third-Party Service Provider in India and If We Are Unable to Use Such Provider Our Business Could Be Temporarily Adversely Affected

We supplement the capabilities of our organization by contracting with a third-party service provider located in India. We may continue to allocate development and IT resources to Indian third parties, with the expectation of achieving significant efficiencies, including reducing operational costs and permitting an around-the-clock development cycle. Should we be unable to conduct operations in India in the future, we believe that our business could be temporarily adversely affected.

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

In addition, we announced in January 2006 a number of senior management changes including the replacement of our former President and Chief Executive Officer. Our failure to successfully manage the transition in leadership could have a material adverse effect on our business, operating results and financial condition.

We issue stock options and restricted stock as key components of our overall compensation. There is growing pressure on public companies from shareholders generally and various organizations to reduce the rate at which companies issue stock options and restricted stock to employees, which may make it more difficult to obtain shareholder approval of equity compensation plans when required. In addition, Financial Accounting Standards Board (“FASB”) has adopted changes to generally accepted accounting principles (“GAAP”) that required us to adopt a different method of determining the compensation expense for our employee stock options and restricted stock beginning in the first quarter of fiscal 2006. In addition, we believe expensing stock options and restricted stock will increase shareholder pressure to limit future grants and could make it more difficult for us to grant stock options and restricted stock to employees in the future. As a result, we may lose top employees to non-public, start-up companies or may generally find it more difficult to attract, retain and motivate employees, either of which could materially and adversely affect our business, results of operations and financial condition.

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

We May Be Exposed to Potential Risks if We Do Not Have an Effective System of Disclosure Controls or Internal Controls or Fail on an On-going Basis to Properly Address and Implement Section 404 of Sarbanes-Oxley

We must comply, on an on-going basis, with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), including those provisions that establish the requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. These requirements first became applicable to Pervasive on June 30, 2005. The requirements and processes associated with Section 404 are relatively new and untested, and we cannot be certain that the measures we have taken, and will take, will be sufficient or timely completed to meet the Section 404 requirements on an on-going basis, or that we will be able to implement and maintain adequate disclosure controls and controls over our financial processes and reporting in the future. If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of Section 404 of SOX, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. Additionally, if we were to identify any material weakness over our internal control over financial reporting, we also cannot ensure that we could correct any such material weakness to allow our management to conclude that our internal controls over financial reporting are effective in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in any report to be filed with the SEC or attest that we have maintained effective internal control over financial reporting. As a result, the financial position of our business could be harmed; current and potential future shareholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our trading price; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

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

ITEM 1B. UNRESOLVED	STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2006 fiscal year that remained unresolved.

ITEM 2.	PROPERTIES

Our leased headquarters facility in Austin, Texas, consists of approximately 91,000 square feet. The facility provides additional space and expansion options and is leased through October 2011. We currently lease international offices in Brussels, Frankfurt, London and Paris.

ITEM 3.	LEGAL PROCEEDINGS

The company is not a party to any material legal proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2006.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, and their ages as of August 31, 2006, and biographical summaries are as follows:

Name	Age	Position
John E. Farr	46	President, Chief Executive Officer and Director
Randall G. Jonkers	49	Chief Financial Officer
Michael Hoskins	52	Chief Technology Officer and Director
Chip G. Harmon	53	General Manager, Integration Products
Gilbert Van Cutsem	43	General Manager, Databasae Products
Michele B. Thompson	47	General Counsel, Sr. Vice President, Business Operations and Corporate Secretary
Stephen Padgett	46	Vice President, Information Technology

John E. Farr has served as our President and Chief Executive Officer since January 2006. Previously, Mr. Farr served as our Chief Financial Officer from July 2001 to January 2006, as Vice President, Finance, from October 1998 to July 2001, as Director of Finance from April 1997 to October 1998 and as Controller from November 1994 to April 1997. Prior to joining Pervasive, Mr. Farr served as an auditor and in audit management for KPMG LLP, an international accounting firm from 1982 to 1994. Mr. Farr received a B.B.A. in Accounting from Southwestern University.

Randall G. Jonkers has served as our Chief Financial Officer since January 2006 and as Vice President, Finance since October 2005. Prior to joining Pervasive, Mr. Jonkers served in various capacities as CFO, Executive Vice President, interim CEO and Board Member of WSNet, a privately owned satellite broadcasting and equipment reseller from 1998 to 2005. Mr. Jonkers also served as CFO for Healthway Communications International Inc., a privately owned high-technology company, from 1995 to 1998; in various corporate accounting and reporting roles for Dell Computer Corporation from 1989 to 1995; as an auditor for Coopers & Lybrand from 1987 to 1989; as well as a ten-year career with the U.S. Army as a Material Management Officer and Chief Logistics Officer. Mr. Jonkers received a B.B.A. in Accounting from the University of Texas at Austin.

Michael Hoskins has served as our Chief Technology Officer since June 2004 and as General Manager of Integration Products from December 2003 to June 2004. Mr. Hoskins has also served as a director since December 2003. Prior to joining Pervasive, Mr. Hoskins served as President and director of Data Junction Corporation for 15 years. Mr. Hoskins joined Data Junction in 1988 as Vice President of Sales. Mr. Hoskins graduated from the Bowling Green State University with a bachelor of business administration and a major in finance.

Chip G. Harmon has served as our General Manager, Integration Products, since October 2005. Previously, Mr. Harmon served as our Vice President North American Sales from July 2002 to October 2005. Prior to joining Pervasive, Mr. Harmon served as Vice President of Sales for North America for Hyperion, a business intelligence/business performance management company from 1999 to 2002. Mr. Harmon has served in numerous sales management roles, including positions with Metaphor Computer Systems, Ingres Corporation, Cognos Corporation and Tymshare, Inc. Mr. Harmon received his B.B.A. in Marketing from Stephen F. Austin University.

Gilbert Van Cutsem has served as our General Manager, Database Products, since October 2005. Previously, Mr. Van Cutsem served as our Vice President, EMEAA Sales and Marketing from April 2000 to October 2005, and has served Pervasive in various other sales and marketing roles since September 1995. Prior to joining Pervasive, Mr. Van Cutsem was Channel and Product Marketing Manager at Novell Benelux and Director of Marketing at AT&T’s EMEA headquarters. Mr. Van Cutsem holds degrees in Computer Science (Na.Ra.Fi. Brussels) and Business Administration (V.E.H. Brussels) and earned his master’s degree in Applied Economics from FUCAM (Mons, Belgium).

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

Stephen Padgett has served as our Vice President, Information Technology since May 2006. Prior to joining Pervasive, Mr. Padgett was CTO and Executive Vice President, Customer Acquisitions for Supportkids, Inc., a private child support collections company, where he oversaw the development of technology and customer management from 1998 to 2003. Mr. Padgett led technology infrastructure development at Tivoli Systems, Inc., a provider of enterprise system management solutions, from 1994 to 1998. He was a senior Manager at Dell Computer Corporation from 1989 to 1994 and a Manager for Price Waterhouse, an international accounting firm, from 1984 to 1989. Mr. Padgett received an MBA in Information Systems Management and a BBA in Communications from the University of Texas at Austin.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded in the Nasdaq National Market under the symbol PVSW. The Company completed its initial public offering and commenced trading on September 26, 1997. The following tables set forth the high and low closing sales prices of the Company’s common stock for each quarterly period during the two years ended June 30, 2006.

Fiscal 2005	High	Low
First Quarter	$6.33	$5.72
Second Quarter	$5.96	$3.90
Third Quarter	$4.85	$3.95
Fourth Quarter	$4.73	$4.15

Fiscal 2006	High	Low
First Quarter	$4.91	$4.18
Second Quarter	$4.47	$3.99
Third Quarter	$4.62	$4.07
Fourth Quarter	$4.25	$4.00

As of August 31, 2006, there were approximately 250 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder).

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 to April 30, 2006	12,000	$4.05	1,486,538	$2,492,000
May 1, 2006 to May 31, 2006	404,400	$4.16	1,890,938	$809,000
June 1, 2006 to June 30, 2006	195,700	$4.13	2,086,638	$0

Total	612,100		2,086,638	$0

In July 2003, the Company announced the authorization of a $5.0 million stock repurchase plan which became effective upon expiration of the previous plan on July 21, 2003. During the fourth quarter of fiscal 2006, the Company repurchased 612,100 shares under this announced plan. The transactions occurred in open market purchases. The company has now fully utilized the authorized repurchase funds under the $5.0 million stock repurchase program announced in July 2003. The Company’s Board of Directors approved a new stock repurchase plan effective July 25, 2006, whereby the Company may repurchase shares of its common stock with a value of up to $5.0 million. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of income data for the fiscal years ended June 30, 2004, 2005 and 2006 and the consolidated balance sheet data at June 30, 2005 and 2006 are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of income data for the periods ended June 30, 2002 and 2003 and the consolidated balance sheet data at June 30, 2002, 2003 and 2004 are derived from audited consolidated financial statements not included herein.

	Year Ended June 30,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues:
Product licenses	$34,008	$35,373	$40,967	$36,978	$33,776
Services and other	3,189	3,832	8,641	11,374	11,804

Total revenue	37,197	39,205	49,608	48,352	45,580
Costs and expenses:
Cost of product licenses	1,043	991	1,712	2,273	2,407
Cost of services and other	5,513	4,907	5,519	5,213	5,602
Sales and marketing	12,349	13,673	18,311	21,313	18,712
Research and development	7,055	8,033	9,983	11,084	10,320
General and administrative	5,371	4,866	5,228	4,753	6,588
Management restructuring charge	—	—	—	—	771
Write-off of acquired in-process research and development	—	—	1,084	—	—

Total costs and expenses	31,331	32,470	41,837	44,636	44,400

Operating income from continuing operations	5,866	6,735	7,771	3,716	1,180
Interest and other income, net	742	534	293	561	1,446
Income tax benefit (provision)	(570)	(580)	(750)	(268)	2,150

Income from continuing operations before effect of adoption of new accounting principle	6,038	6,689	7,314	4,009	4,776
Effect of adoption of new accounting principle	(676)	—	—	—	—

Income from continuing operations	5,362	6,689	7,314	4,009	4,776

Discontinued operations:
Gain on disposal	—	159	—	—	—

Gain from discontinued operations	—	159	—	—	—

Net income	$5,362	$6,848	$7,314	$4,009	$4,776

Basic earnings per share:
Income from continuing operations before effect of adoption of new accounting principle	$0.36	$0.40	$0.37	$0.18	$0.21
Effect of adoption of new accounting principle	(0.04)	—	—	—	—
Gain from discontinued operations	—	0.01	—	—	—

Net income	$0.32	$0.41	$0.37	$0.18	$0.21

Diluted earnings per share:
Income from continuing operations before effect of adoption of new accounting principle	$0.34	$0.37	$0.33	$0.17	$0.21
Effect of adoption of new accounting principle	(0.04)	—	—	—	—
Gain from discontinued operations	—	0.01	—	—	—

Net income	$0.30	$0.38	$0.33	$0.17	$0.21

Shares used in computing basic earnings per share	16,827	16,663	19,801	22,341	22,468
Shares used in computing diluted earnings per share	17,674	17,917	21,951	23,352	22,687

	June 30,
	2002	2003	2004	2005	2006
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$30,195	$37,004	$30,729	$34,899	$43,121
Total assets	43,359	50,592	93,868	94,205	100,638
Long-term liabilities, net of current portion	—	—	—	—	—
Total stockholders’ equity	33,792	40,202	79,085	82,743	89,161

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in the forward-looking statements. Please see the “Special Note Regarding Forward-Looking Statements” elsewhere in this Report on Form 10-K.

Overview

Pervasive Software (NASDAQ: PVSW) provides embeddable data management and integration software that helps companies grow and extend the value of their data investments. Thousands of businesses worldwide rely on our solutions to help manage, integrate, analyze and secure their critical data. Our data management and integration product lines are designed specifically for small to mid-sized businesses and departments of large enterprises where high performance, flexibility, rapid deployment and low total cost of ownership (TCO) are paramount. In addition, significant portions of our product line are embeddable into commercial applications for sale predominantly to small to mid-size enterprises (SMEs) through a well-developed channel of independent software vendors (ISVs), value-added resellers (VARs) and systems integrators.

Our flagship Pervasive.SQL® database, offering unparalleled data management technology combined with very low TCO, has millions of server seats licensed since inception in 1994. The full data management product line also includes specific solutions for data movement and synchronization, and addresses security challenges related to data integrity, accountability, continuity and availability throughout the data life cycle. The product line is designed for integration by ISVs into client/server, Web and mobile applications which are sold predominantly to SMEs and other businesses having little to no information technology (IT) infrastructure, and requiring self-tuning, low-administration products.

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

Our customer base is both large and diverse; we serve tens of thousands of customers in virtually every industry and market around the world. We sell products in more than 150 countries through direct sales and channel distribution. Founded in 1994, Pervasive is headquartered in Austin, Texas, with international offices in Brussels; Frankfurt; London; and Paris; and a joint venture in Japan.

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

In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. The new business venture has resulted in improved profitability on sales in Japan as the arrangement allowed us to significantly reduce our costs in Japan. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. We do not have the ability to significantly influence or control the operations of AG-TECH and therefore account for our investment in AG-TECH on the cost method of accounting. Pervasive’s revenues from Japan were $6.1 million, $6.3 million and $6.8 million for the fiscal years ended June 30, 2004, 2005 and 2006, respectively. In June 2004, we renewed portions of our distribution agreement with AG-TECH for an additional three-year period ending June 30, 2007.

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

Revenue Recognition—We license our software through OEM license agreements with software developers, or ISVs, and through shrink-wrap software licenses, sold through ISVs, value-added resellers, or VARs, systems integrators and distributors, or direct to end users. Revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are generally recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to us. Revenue from post contract support and the right to receive unspecified upgrades is recognized ratably over the contract term. We generally provide telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. We accrue the cost of providing this support. Revenue from consulting services and training is recognized when the related services are performed. We enter into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. Revenue from shipping and handling is recognized at the shipping date. Shipping and handling costs are included in costs of product license revenues in the Consolidated Statements of Income.

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

Sales Returns and Bad Debt Reserves—We reserve for the cost of estimated sales returns, stock rotation and price protection rights as well as uncollectible accounts based on experience. We evaluate quarterly the adequacy of the reserve for sales returns, stock rotation and price protection. Because these reserves are based on our judgments and estimates, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our net sales could be adversely affected.

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

Stock-Based Compensation Expense—We account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) and Staff Accounting Bulletin No. 107, “Share-Based Payment.” We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our stock-based awards rather than implied volatility, while the expected life was estimated to be four years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. Accordingly, our estimate of fair value may not represent the value assigned by a third-party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially impacts our results of operations, it has no impact on our cash position.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. We concluded that a valuation allowance was required for all periods presented. We have considered future taxable income in assessing the need for the valuation allowance, and we were able to determine that we expect to realize a portion of our deferred tax assets in the future in excess of the net recorded amount, resulting in an adjustment to the deferred tax asset valuation allowance in the amount of $2.3 million, increasing our income in the current period. Pursuant to the Internal Revenue Code, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses and tax credits that we may utilize include, but are not limited to, a cumulative change of more than 50% ownership of the company, as defined, over a three year period, and changes in the relative mix of our foreign source taxable income versus our domestic taxable income. Further, our net operating loss and tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are frequently under audit by tax authorities in various jurisdictions. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies. Although we believe we have appropriate support for the positions taken on our tax returns, we have recorded a liability for our best estimate of the probable loss on certain of these positions. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from intercompany transfer pricing. Although we believe our recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although we believe that the estimates and assumptions supporting our assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. Due to the complexity involved we are not able to estimate the range of reasonably possible losses in excess of amounts recorded.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of income.

	Year Ended June 30,
	2004	2005	2006
Revenues:
Product licenses	83%	76%	74%
Services and others	17	24	26

Total revenues	100%	100%	100%
Costs and expenses:
Cost of product licenses	3	5	5
Cost of services and other	11	10	12
Sales and marketing	37	44	41
Research and development	20	23	23
General and administrative	11	10	14
Management restructuring charges	—	—	2
Write-off of acquired in-process research and development	2	—	—

Total costs and expenses	84	92	97

Operating income	16	8	3
Interest and other income, net	1	1	3
Income tax provision	(2)	(1)	4

Net income	15%	8%	10%

Revenues

Revenue from our embedded database product, Pervasive.SQL, decreased in fiscal year 2006, relative to the fiscal year 2005. We believe this decrease was due to a variety of factors, including but not limited to, increasing competition and what we believe to be the increasingly negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. Our embedded database and related products represented approximately 70% of our revenue in fiscal year 2006. In addition, we believe the integration products we acquired in fiscal year 2004 as a result of our acquisition of Data Junction Corporation represent a growth opportunity as we invest in revenue synergies and opportunities presented by the acquired business, combined with our historical database business and channels. Our integration products represented approximately 30% of our revenue in fiscal year 2006. A continued reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

We generated total revenue of $49.6 million, $48.3 million and $45.6 million for the fiscal years ended June 30, 2004, 2005 and 2006, respectively, which represents a decrease of 3% from fiscal 2004 to 2005, and a decrease of 6% from fiscal 2005 to 2006. The decrease in revenue in fiscal year 2005 is primarily attributable to a decrease in our embedded database product revenue, partially offset by the inclusion of a full twelve months of revenue from Data Junction related products and services in fiscal year 2005 versus only seven months in fiscal year 2004. The decrease in revenue in fiscal year 2006 is primarily attributable to a decrease in our embedded database product revenue while maintaining our integration product revenue.

Our product license revenues were $41.0 million, $37.0 million and $33.8 million for the fiscal years ended June 30, 2004, 2005 and 2006, respectively, which represents a decrease of 10% from fiscal 2004 to 2005, and a decrease of 9% from fiscal 2005 to 2006. The decrease in product license revenue from fiscal 2004 to fiscal 2005 is attributable to a decrease in our embedded database product revenue, partially offset by the inclusion of a full twelve months of revenue from Data Junction related products in fiscal year 2005 versus only seven months in fiscal year 2004. The decrease in product license revenue in fiscal year 2006 is primarily attributable to a decrease in our embedded database product revenue while maintaining our integration product revenue.

Our service and other revenues were $8.6 million, $11.4 million and $11.8 million for the fiscal years ended June 30, 2004, 2005 and 2006, respectively, which represents an increase of 32% from fiscal 2004 to 2005, and an increase of 4% from fiscal 2005 to 2006. The increase in service and other revenue from fiscal 2004 to fiscal 2005 is primarily related to inclusion of service and other revenues from Data Junction services for a full twelve months in fiscal year 2005, versus only seven months in fiscal year 2004. The increase in service and other revenue from fiscal year 2005 to fiscal year 2006 was not significant.

International revenues, consisting of all revenue from customers located outside of North America, were $17.6 million, $18.3 million and $16.8 million in fiscal 2004, 2005 and 2006, representing 35%, 38% and 37% of total revenue, respectively. We attribute the increase in international revenue in fiscal year 2005 to increased database revenue in Europe and inclusion of international integration product revenues for a full year in fiscal year 2005. The decrease in international revenue in fiscal year 2006 is primarily attributed to a decline in our embedded database revenue in Europe. We expect that international revenue will continue to account for a significant portion of our revenue in the future.

Costs and Expenses

Cost of Product Licenses Revenues.    Cost of product licenses revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product licenses revenues was $1.7 million, $2.3 million and $2.4 million in fiscal 2004, 2005 and 2006, representing 3%, 5% and 5% of total revenues respectively. Cost of product licenses revenue increased in fiscal year 2005 primarily due to a full year of amortization of purchased technology acquired through the Data Junction acquisition. Cost of product licenses revenue in fiscal year 2006 was consistent with fiscal year 2005. We anticipate that cost of product licenses revenue in fiscal year 2007 will be consistent with fiscal year 2006.

Cost of Services and Other Revenues.    Cost of services and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase, and the costs to deliver professional services and training services to others. Cost of services and other revenues was $5.5 million, $5.2 million and $5.6 million in fiscal 2004, 2005 and 2006, representing 11%, 10% and 12% of total revenues, respectively. Cost of services and other revenues decreased in fiscal year 2005 as compared to fiscal year 2004 primarily as a result of a decrease in technical support and consulting personnel and related operating costs. Cost of services and other revenues increased in fiscal year 2006 as compared to fiscal year 2005 primarily as a result of the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005. We anticipate that cost of services and other revenues in fiscal year 2007 will be consistent with fiscal year 2006.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment, marketing programs and promotional expenses. Sales and marketing expenses were $18.3 million, $21.3 million and $18.7 million in fiscal 2004, 2005 and 2006, representing 37%, 44% and 41% of total revenues, respectively. Sales and marketing expenses increased in fiscal 2005 primarily due to a full year of combined sales and marketing activities as we increased relative investments in sales and marketing personnel and marketing programs related to the data integration product line acquired in the Data Junction acquisition. Sales and marketing expenses decreased in fiscal 2006 primarily due to a reduction in costs related to sales and marketing personnel, offset partially by stock-based compensation expense related to the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005. We anticipate that sales and marketing expenses will show further decline during fiscal year 2007 based on current expense run rates.

Research and Development.    Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $10.0 million, $11.1 million and $10.3 million in fiscal 2004, 2005 and 2006, representing 20%, 23% and 23% of total revenues, respectively. Research and development expenses increased in fiscal year 2005 primarily due to a full year of combined research and development activities after the acquisition of Data Junction. Research and development expenses decreased in fiscal year 2006 primarily due to our initial shift of engineering resources to our offshore entity, offset partially by stock-based compensation expense related to the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005. We anticipate our research and development spending in fiscal year 2007 to be consistent with fiscal year 2006 as we consolidate our engineering resources in Austin.

General and Administrative.    General and administrative expenses consist primarily of personnel salaries and other costs of our finance, human resources and administrative departments. General and administrative expenses were $5.2 million, $4.8 million and $6.5 million in fiscal 2004, 2005 and 2006, representing 11%, 10% and 14% of total revenues, respectively. General and administrative expenses decreased in fiscal year 2005 primarily as a result of a non-recurring charge in fiscal year 2004 described in the paragraph below. General and administrative expenses increased in dollar amount in fiscal year 2006 primarily as a result of the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005. We believe our general and administrative expenses in fiscal year 2007 will decrease relative to fiscal year 2006 as a result of reduced personnel costs.

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

Provision for Income Taxes.    Provision for income taxes related to operations was approximately $0.8 million and $0.3 million in fiscal 2004 and 2005, respectively. Income tax benefit was approximately $2.2 million in fiscal 2006. The provision for income taxes in fiscal 2004 and 2005 consists primarily of income taxes related to foreign operations. The income tax benefit in fiscal 2006 consists primarily of the effect of a change in our valuation allowance related to our deferred tax asset in the amount of $2.3 million, offset partially by provision for income taxes related to foreign operations.

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

	Quarter Ended
	Sept. 30 2004	Dec. 31 2004	Mar. 31 2005	June 30 2005	Sept. 30 2005	Dec. 31 2005	Mar. 31 2006	June 30 2006
	(in thousands, except per share data)
Revenues:
Product licenses	$8,984	$8,856	$9,665	$9,473	$8,856	$8,287	$8,470	$8,163
Services and other	2,800	2,736	2,749	3,089	2,834	2,989	2,931	3,050

Total revenues	11,784	11,592	12,414	12,562	11,690	11,276	11,401	11,213
Costs and expenses:
Cost of product licenses	512	576	605	581	573	615	619	600
Cost of services and other	1,392	1,115	1,310	1,396	1,451	1,324	1,403	1,424
Sales and marketing	5,398	5,475	5,416	5,024	5,041	4,911	4,537	4,223
Research and development	2,641	2,799	2,971	2,673	2,877	2,509	2,399	2,535
General and administrative	1,091	1,126	1,209	1,327	1,625	1,692	1,721	1,550
Management restructuring charges	—	—	—	—	—	—	771	—

Total costs and expenses	11,034	11,091	11,511	11,001	11,567	11,051	11,450	10,332

Operating income	750	501	903	1,561	123	225	(49)	881
Interest and other income, net	84	108	146	224	259	324	403	460
Income tax provision	(46)	(62)	(70)	(90)	(50)	(50)	—	2,250

Net income	$788	$547	$979	$1,695	$332	$499	$354	$3,591

Basic earnings per share	$0.04	$0.02	$0.04	$0.08	$0.01	$0.02	$0.02	$0.16

Diluted earnings per share:	$0.03	$0.02	$0.04	$0.07	$0.01	$0.02	$0.02	$0.16

As a Percentage of Revenues:
Revenues:
Product licenses	76%	76%	78%	75%	76%	73%	74%	73%
Services and other	24	24	22	25	24	27	26	27

Total revenues	100	100	100	100	100	100	100	100
Costs and expenses:
Cost of product licenses	4	5	5	5	5	5	5	5
Cost of services and other	12	10	10	11	12	12	12	13
Sales and marketing	46	47	44	40	43	44	40	38
Research and development	23	24	24	21	25	22	21	22
General and administrative	9	10	10	11	14	15	15	14
Management restructuring charges	—	—	—	—	—	—	7	—

Total costs and expenses	94	96	93	88	99	98	100	92

Operating income	6	4	7	12	1	2	—	8
Interest and other income, net	1	1	1	2	2	3	3	4
Income tax provision	—	—	—	(1)	—	(1)	—	20

Net income	7%	5%	8%	13%	3%	4%	3%	32%

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

Liquidity and Capital Resources

Cash provided by operations was $9.1 million, $5.3 million and $8.2 million for fiscal 2004, 2005 and 2006, respectively. Cash provided by operations decreased from fiscal 2004 to 2005 primarily due to decreased net income, offset partially by an increase in non-cash amortization of acquisition related intangible assets, and the payment of a lease termination fee of $2.3 million in the quarter ended September 30, 2004. Cash provided by operations increased in fiscal 2006 as compared to fiscal year 2005 primarily due to increased net income, an increase in non-cash amortization of acquisition related intangible assets and an increase in non-cash stock-based compensation expense, partially offset by an increase in current assets primarily related to an increase in deferred tax assets.

In fiscal year 2004, we used $16.6 million, net of $6.5 million of cash held by Data Junction at the time of closing of the transaction, and issued 5 million shares of Pervasive common stock to acquire the outstanding shares of Data Junction, including certain acquisition-related costs.

We received net proceeds of $0.4 million and $6.6 million from the sale or maturity of marketable securities in fiscal 2004 and 2005, respectively. We invested $9.1 million in marketable securities in fiscal 2006. In addition, we purchased property and equipment totaling approximately $1.0 million, $1.2 million and $0.6 million in fiscal 2004, 2005 and 2006, respectively. This property consisted primarily of computer hardware and software for general upgrade requirements in fiscal 2004, 2005 and 2006 as well as an upgrade to the front office system in 2004 and 2005. We expect that our capital expenditures in the next fiscal year will be greater than fiscal 2006 as a result of specific capital projects anticipated to upgrade additional front and back office systems.

In July 2003, we announced the authorization of a $5.0 million stock repurchase plan which became effective upon expiration of the previous plan on July 21, 2003. During fiscal year 2006, we repurchased 763,700 shares of common stock at a cost of approximately $3.2 million, which exhausted the plan authorized in July 2003. In July 2006, we announced the authorization of a new $5.0 million stock repurchase plan which became effective on July 25, 2006. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During fiscal years ended June 30, 2004, 2005 and 2006, we received approximately $1.5 million, $1.6 million and $1.8 million, respectively, in proceeds from the exercise of stock options and our employee stock purchase plan resulting in the issuance of shares of our common stock of approximately 532,000, 491,000 and 658,000 for the fiscal years ending June 30, 2004, 2005 and 2006, respectively. We terminated our employee stock purchase plan effective May 2005 and have received no proceeds from the purchase of shares under that plan since that time.

On September 24, 2004, we entered into a Lease Agreement with Carr Texas OP, LP (the “Landlord”) pursuant to which we lease approximately 91,000 square feet for use as our principal headquarters. The Lease Agreement replaced our prior lease with the Landlord which was terminated on September 24, 2004. We paid the Landlord $2.3 million in satisfaction of our obligations under the original lease. The cancellation fee was previously accrued and is reflected in the Company’s consolidated balance sheet as of June 30, 2004.

We are exploring new opportunities to build, license or acquire products and services for introduction to and through our expansive worldwide channel. Any such transactions could cause us to issue dilutive equity securities, reduce our cash and marketable securities, or incur debt or contingent liabilities.

On June 30, 2006, we had $43.1 million in working capital including $43.5 million in cash, cash equivalents and marketable securities.

Summary Disclosures About Contractual Obligations

The following table summarizes our operating lease obligations at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

2007	$1,276
2008	1,167
2009	1,320
2010	1,396
2011	1,396
Thereafter	465

$7,020

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes”. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on disclosures in our financial statements.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2004, the result would have been a decrease in revenue and operating income of approximately $0.5 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2005, the result would have been a decrease in revenue and operating income of less than $0.1 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2006, the result would have been an increase in revenue and operating income of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2004, the result would have been an increase in operating income of approximately $0.2 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2005, the result would have been an increase in operating income of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2006, the result would have been an increase in operating income of less than $0.1 million. The impact of fluctuations in the relative value of all other currencies for fiscal 2004, 2005 and 2006 was not material.

We monitor our foreign currency exposure and, from time to time, will attempt to reduce exposure through hedging. Gains and losses on foreign currency hedging were not material to the consolidated financial statements for fiscal years ended June 30, 2004, 2005 and 2006 as such hedging activities were minimal.

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

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006, has been audited by Grant Thornton LLP, an independent registered public accounting firm. This report appears on page F-2 in our Consolidated Financial Statements.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER	INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants’ Annual Meeting of Stockholders to be held on November 14, 2006. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2006. For information regarding executive officers of the Company, see the Information appearing under the caption “Executive Officers of the Company” in Part I, Item 4 of this Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Information concerning principal accountant fees and services appears in the Proxy Statement under the heading “Audit and Non-Audit Fees” and is incorporated herein by reference.

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

(c)    Exhibits

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*	1997 Stock Incentive Plan

10.3*	First Amended and Restated 1994 Incentive Plan

10.4++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.5**	Form of Restricted Stock Agreement

10.6+++	Separation Agreement and Release dated January 23, 2006 between the Company and David Sikora

10.7+++	Separation Agreement and Release dated January 24, 2006 between the Company and Jeff Seiden

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 9, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERVASIVE SOFTWARE INC. (Registrant)

By:	/S/ JOHN E. FARR
John E. Farr President and Chief Executive Officer

September 13, 2006
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. FARR John E. Farr	President and Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2006

/s/ RANDALL G. JONKERS Randall G. Jonkers	Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2006

/s/ SHELBY H. CARTER, JR. Shelby H. Carter, Jr.	Director and Chairman of the Board	September 13, 2006

/s/ NANCY R. WOODWARD Nancy R. Woodward	Director	September 13, 2006

/s/ DAVID A. BOUCHER David A. Boucher	Director	September 13, 2006

/s/ DAVID R. BRADFORD David R. Bradford	Director	September 13, 2006

/s/ JEFFREY S. HAWN Jeffrey S. Hawn	Director	September 13, 2006

/s/ MICHAEL E. HOSKINS Michael E. Hoskins	Director	September 13, 2006

SCHEDULE II

PERVASIVE SOFTWARE INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions/ Write-offs Charged to Allowance	Other Additions*	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2004	344	94	94	134	478
Year ended June 30, 2005	478	70	70	—	478
Year ended June 30, 2006	478	300	309	—	469

Valuation Allowance for Deferred Tax Assets:
Year ended June 30, 2004	14,354	—	2,475	—	11,879
Year ended June 30, 2005	11,879	—	2,132	—	9,747
Year ended June 30, 2006	9,747	—	4,083	—	5,664

*	Additions allocated as part of the purchase accounting treatment of the acquisition of Data Junction Corporation

S-1

PERVASIVE SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pervasive Software Inc.

We have audited management’s assessment, included in Item 9A of this Annual Report on Form 10-K that Pervasive Software Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2006 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended and our report dated September 11, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pervasive Software Inc.

We have audited the accompanying consolidated balance sheet of Pervasive Software Inc. and subsidiaries (the “Company”) as of June 30, 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pervasive Software Inc. and subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The related financial statement Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2006 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Pervasive Software Inc.

We have audited the accompanying consolidated balance sheet of Pervasive Software Inc. as of June 30, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pervasive Software Inc. at June 30, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ ERNST & YOUNG LLP

Austin, Texas

September 8, 2005

PERVASIVE SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	2006
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents, including interest bearing investments of $28,763 in 2005 and $28,354 in 2006	$34,086	$31,137
Marketable securities	3,305	12,405
Trade accounts receivable, net of allowance for doubtful accounts of $478 in 2005 and $469 in 2006	7,398	7,383
Deferred income tax assets	—	1,900
Prepaid expenses and other current assets	1,572	1,773

Total current assets	46,361	54,598
Property and equipment, net	2,422	1,724
Purchased technology, net	6,079	4,663
Goodwill	38,953	38,953
Deferred income tax assets	—	400
Other assets	390	300

Total assets	$94,205	$100,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$490	$708
Accrued payroll and payroll related costs	1,277	1,174
Deferred rent and lease related accruals	1,028	1,428
Other accrued expenses	2,986	2,575
Deferred revenue	5,681	5,592

Total current liabilities	11,462	11,477

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; Authorized—75,000,000 shares; issued 23,919,730 and 25,177,605 shares in 2005 and 2006, respectively; outstanding—22,429,131 and 22,923,306 shares in 2005 and 2006, respectively	89,949	91,727
Accumulated other comprehensive loss	(1,261)	(1,397)
Retained deficit	(5,945)	(1,169)

Total stockholders’ equity	82,743	89,161

Total liabilities and stockholders’ equity	$94,205	$100,638

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended June 30
	2004	2005	2006
	(in thousands, except per share data)
Revenues:
Product licenses	$40,967	$36,978	$33,776
Services and other	8,641	11,374	11,804

Total revenues	49,608	48,352	45,580
Costs and expenses:
Cost of product licenses	1,712	2,273	2,407
Cost of services and other ($113, see note below)	5,519	5,213	5,602
Sales and marketing ($946, see note below)	18,311	21,313	18,712
Research and development ($549, see note below)	9,983	11,084	10,320
General and administrative ($1,434, see note below)	5,228	4,753	6,588
Management restructuring charges	—	—	771
Write-off of acquired in-process research and development	1,084	—	—

Total costs and expenses	41,837	44,636	44,400

Operating income	7,771	3,716	1,180
Interest and other income	293	561	1,446

Income before income taxes	8,064	4,277	2,626
Income tax benefit (provision)	(750)	(268)	2,150

Net income	$7,314	$4,009	$4,776

Basic earnings per share	$0.37	$0.18	$0.21

Diluted earnings per share	$0.33	$0.17	$0.21

Note: Parenthetical amounts reflected above represent the amount of stock-based compensation expense included in the expense amounts for the fiscal year ended June 30, 2006. See Note 2 to the Condensed Consolidated Financial Statements.

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at June 30, 2003	$58,660	$(1,190)	$(17,268)	$40,202
Issuance of 461,613 shares of common stock pursuant to the exercise of stock options	1,186	—	—	1,186
Issuance of 70,587 shares of common stock pursuant to the employee stock purchase plan	273	—	—	273
Reduction of note receivable to executive officer pursuant to the exercise of stock options	65	—	—	65
Issuance of 4,999,962 shares of common stock pursuant to the acquisition of Data Junction Corporation	30,000	—	—	30,000
Foreign currency translation adjustment	—	45	—	45
Net income	—	—	7,314	7,314

Total comprehensive income				7,359

Balances at June 30, 2004	90,184	(1,145)	(9,954)	79,085
Acquisition of 359,700 treasury shares, cumulative treasury shares of 1,490,599 and cost of $4,319 at June 30, 2005	(1,848)	—	—	(1,848)
Issuance of 430,525 shares of common stock pursuant to the exercise of stock options	1,413	—	—	1,413
Issuance of 60,342 shares of common stock pursuant to the employee stock purchase plan	200	—	—	200
Unrealized loss on investments		(9)	—	(9)
Foreign currency translation adjustment	—	(107)	—	(107)
Net income	—	—	4,009	4,009

Total comprehensive income				3,893

Balances at June 30, 2005	89,949	(1,261)	(5,945)	82,743
Acquisition of 763,700 treasury shares, cumulative treasury shares of 2,254,299 and cost of $7,470 at June 30, 2006	(3,151)	—	—	(3,151)
Issuance of 657,875 shares of common stock pursuant to the exercise of stock options and issuance of 600,000 shares of common stock pursuant to restricted stock awards	1,886	—	—	1,886
Stock-based compensation expense	3,043	—	—	3,043
Unrealized loss on investments	—	(36)	—	(36)
Foreign currency translation adjustment	—	(100)	—	(100)
Net income	—	—	4,776	4,776

Total comprehensive income				4,640

Balances at June 30, 2006	$91,727	$(1,397)	$(1,169)	$89,161

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2004	2005	2006
	(in thousands)
Cash from operations
Income from operations	$7,314	$4,009	$4,776
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,808	2,523	2,870
Write-off of acquired in-process research and development	1,084	—	—
Non cash compensation expense pursuant to employee stock purchase plan	294	109	—
Deferred income tax benefit	—	—	(2,300)
Non-cash stock-based compensation expense	—	—	3,043
Other non cash items	86	125	—
Change in operating assets and liabilities:
(Increase) decrease in current assets	(2,543)	1,846	(228)
Increase (decrease) in accounts payable and accrued liabilities	666	(3,837)	108
Increase (decrease) in deferred revenue	413	500	(90)

Net cash provided by operations	9,122	5,275	8,179
Cash from investing activities
Purchase of property and equipment	(990)	(1,218)	(635)
Purchase of marketable securities	(21,535)	(4,622)	(12,239)
Proceeds from sale or maturity of marketable securities	21,934	11,222	3,139
Investment in business, net of cash acquired	(15,974)	(2)	—
Purchase of technology rights	(600)	(895)	—
Increase in other assets	(30)	(15)	(45)

Net cash provided by (used in) investing activities	(17,195)	4,470	(9,780)
Cash from financing activities
Purchase of treasury stock	—	(1,848)	(3,151)
Proceeds from exercise of stock options and employee stock purchase plan	1,459	1,614	1,849

Net cash provided by (used in) financing activities	1,459	(234)	(1,302)
Effect of exchange rate changes on cash and cash equivalents	(33)	(130)	(46)

Change in cash and cash equivalents	(6,647)	9,381	(2,949)
Cash and cash equivalents at beginning of year	31,352	24,705	34,086

Cash and cash equivalents at end of year	$24,705	$34,086	$31,137

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

The Company develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas and through international offices in Brussels, Frankfurt, Paris and London and a joint venture in Japan. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

2.    Summary of Significant Accounting Policies

Revenue Recognition

The Company licenses its software through original equipment manufacturer (OEM) license agreements with software developers, or ISVs and through shrink-wrap software licenses, sold through ISVs, VARs, systems integrators and distributors, or direct to end users. Revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to the Company. Revenue from post contract support and the right to receive unspecified upgrades is recognized ratably over the contract term. The Company generally provides telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. The Company accrues the cost of providing this support. Revenue from consulting services and training is recognized when the related services are performed. The Company enters into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. The Company reserves for the cost of estimated sales returns, stock rotation and price protection rights as well as uncollectible accounts based on experience. Revenue from shipping and handling is recognized at the shipping date. Shipping and handling costs are included in Costs of product licenses in the Consolidated Statements of Income.

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

Software Development Costs

Software development costs incurred by the Company in connection with its development projects are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“Statement 86”). The Company has not capitalized any internal costs through June 30, 2006 related to its software development activities as costs eligible for capitalization are not significant.

Advertising Costs

The Company expenses costs of producing advertising-related and sales-related collateral materials as incurred. Other production costs associated with direct mail programs, placement costs associated with magazine or other printed media and all direct costs associated with trade shows and other sales related events are expensed when the related direct mail is sent, advertising space is used or the event is held. These expenses in 2004, 2005 and 2006 were approximately $2.1 million, $3.0 million and $2.1 million, respectively.

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

The Company estimates its income taxes in each of the jurisdictions in which it operates as part of the process of preparing the consolidated financial statements. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. The Company then assesses the likelihood that net deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, it establishes a valuation allowance. The Company concluded that a valuation allowance was required for all periods presented. The Company considered future taxable income in assessing the need for the valuation allowance, and was able to determine that it would be able to realize a portion of deferred tax assets in the future in excess of its net recorded amount, resulting in an adjustment to the deferred tax asset valuation allowance in the amount of $2.3 million in fiscal year 2006. Pursuant to the Internal Revenue Code, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses and tax credits that the Company may utilize include, but are not limited to, a cumulative change of more than 50% ownership of the Company, as defined, over a three year period, and changes in the relative mix of foreign source taxable income versus domestic taxable income. Further, the Company’s net operating loss and tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future.

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related assets

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is frequently under audit by tax authorities in various jurisdictions. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies. Although the Company believes it has appropriate support for the positions taken on its tax returns, the Company has recorded a liability for its best estimate of the probable loss on certain of these positions. The Company believes that its accruals for tax liabilities are adequate for all open years, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from intercompany transfer pricing. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting our assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. Due to the complexity involved, the Company is not able to estimate the range of reasonably possible losses in excess of amounts recorded.

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

Substantially all of the Company’s marketable securities mature on or before June 30, 2007. All are stated at fair market value as of June 30, 2005 and 2006, and consist of the following (in thousands):

	June 30,
	2005	2006
Marketable securities
U.S. Government Agencies	$3,129	$12,230
Certificates of Deposit	176	175

Total	$3,305	$12,405

Property and Equipment

Property and equipment are stated at cost and are being depreciated over their estimated useful lives (3 to 7 years) using the straight-line method. Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

The Company periodically reviews the carrying amounts of long-lived assets, to determine whether current events or circumstances warrant adjustment to such carrying amounts. In reviewing the carrying amounts of long-lived assets, the Company considers, among other factors, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows.

Costs in Excess of Fair Value of Net Assets Acquired

As of June 30, 2005 and 2006, Pervasive had goodwill in the amount of $39.0 million associated with the acquisition of Data Junction (see Note 8). The Company previously determined that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth fiscal quarter, or more frequently if other indicators of impairment arise. Based on its assessment, the Company believes there has been no such impairment of its goodwill and other intangible assets. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $4.7 million (net of accumulated amortization of $3.8 million) as of June 30, 2006. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004, the $550,000 purchase of a database transaction intelligence technology from ThinkNet Inc., a software development company based in Toronto, Ontario, the $600,000 license of full text search technology from ABACUS Research A.G., a software development company based in St. Gallen, Switzerland, and the $487,000 license of modeling environment technology from Metaserver Inc., a software development company based in New Haven, Connecticut.

Foreign Currency Transactions

For the Company’s foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in aggregate as a component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in other income and were not significant in 2004, 2005 or 2006.

Financial instruments, principally forward pricing contracts, are used by the Company from time to time in the management of its foreign currency exposures. The fair value associated with these forward pricing contracts at June 30, 2005 and 2006 is not significant. Gains and losses on foreign currency transaction hedges are recognized in income when realized and offset the foreign exchange gains and losses on the underlying transactions. The Company does not hold or issue derivative financial instruments for trading purposes.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AG-TECH Corporation, the Company’s distribution partner in Japan, accounted for approximately 12%, 13% and 15% of the Company’s revenue during the years ended June 30, 2004, 2005 and 2006 respectively (see Note 8).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards 123R (“SFAS 123R”), Share-Based Payment—An Amendment of FASB Statements No. 123 and 95. This revised standard addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the statement of operations.

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

The Company has elected the alternative transition method described in FASB Staff Position No. FAS 123R-3 for purposes of calculating the pool of excess tax benefits (“APIC pool”) available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R for employee awards.

Cash received from option exercises under all share-based payment arrangements for the years ended June 30, 2004, 2005 and 2006, was $1.5 million, $1.6 million and $1.8 million, respectively. The estimated net tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements was approximately $0.0 million for the years ended June 30, 2004 and 2005 and $0.1 million for the year ended June 30, 2006, respectively.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation in fiscal years 2004 and 2005 (in thousands, except per share data):

	Year ended June 30
	2004	2005
Net income	$7,314	$4,009
Deduct stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,887)	(3,389)

Pro forma net income	$3,427	$620

Earnings per share, basic:
As reported	$0.37	$0.18
Pro forma	$0.17	$0.03

Earnings per share, diluted:
As reported	$0.33	$0.17
Pro forma	$0.16	$0.03

Total compensation cost recognized in income for stock-based employee compensation awards was approximately $3.0 million for the fiscal year ending June 30, 2006. The total recognized tax benefit related thereto was approximately $0.2 million.

During fiscal 2004, 2005 and 2006, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2004	2005	2006	2004	2005
Risk free interest rate	2.96%	3.58%	4.42%	1.14%	2.72%
Volatility factor	1.235	1.22	.92	1.235	1.22
Weighted average expected life of options (in years)	4	4	4	0.5	0.5

The weighted average estimated grant date fair value, as defined by SFAS 123R, for options granted under the Company’s stock option plan during the year ended June 30, 2006 was $2.83 per share. If the Company had applied the fair value recognition provision of SFAS No. 123R in the year ended June 30, 2005 and 2004, the weighted average estimated grant date fair value for options granted under the Company’s stock option plan would have been $3.27 and $5.48 per share, respectively.

During fiscal year 2006 the Company issued 600,000 shares of restricted stock with a weighted average fair value of $4.23 per share. The shares are being expensed over their expected lives of three years.

As of June 30, 2006, $4.8 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over the course of the following four years.

Net Income Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the weighted average number of common shares outstanding and the number of common equivalent shares which would be issued related to options and restricted shares using the treasury method, unless such additional shares are anti-dilutive.

Segments

In accordance with Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers its business activities to be a single segment.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Recently lssued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes”. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on disclosures in its financial statements.

3.    Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,
	2005	2006
Computer equipment and purchased software	$9,767	$8,050
Office equipment, furniture and fixtures	3,481	3,396
Leasehold improvements	1,293	1,293

	14,541	12,739
Less accumulated depreciation and amortization	(12,119)	(11,015)

	$2,422	$1,724

Depreciation expense was approximately $1.0 million, $1.1 million and $1.3 million for fiscal years ending June 30, 2004, 2005 and 2006, respectively.

4.    Income Taxes

The components of income from operations before income taxes consist of the following (in thousands):

	Year ended June 30
	2004	2005	2006
Domestic income	$7,979	$3,861	$2,070
Foreign income	85	416	556

Income from operations before income taxes	$8,064	$4,277	$2,626

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of expense (benefit) for income taxes attributable to operations are as follows (in thousands):

	Year ended June 30
	2004	2005	2006
Income tax provision (benefit):
Current:
Federal	$17	$122	$—
State	—	—	51
Foreign	733	146	99

Total current	750	268	150

Deferred:
Federal	—	—	(2,300)
Foreign	—	—	—

Total deferred	—	—	(2,300)

	$750	$268	$(2,150)

The Company’s provision for income taxes for the year ended June 30, 2004 consists primarily of withholdings on income generated in foreign countries, which was substantially less for the years ended June, 30, 2005 and 2006 due to a change in the Japanese tax laws regarding withholding on royalties generated in Japan. The Company’s provision for income taxes differs from the expected provision amount computed by applying the statutory federal income tax rate of 34% to income from continuing operations before income taxes for 2004, 2005 and 2006 as a result of the following (in thousands):

	Year ended June 30
	2004	2005	2006
Computed at statutory rate of 34%	$2,742	$1,454	$893
Effect of foreign operations	29	5	(82)
Stock option compensation	(368)	(251)	711
Deemed foreign dividends	240	58	28
Change in valuation allowance associated with expected realization of deferred tax assets not previously benefited	—	—	(2,300)
Benefit of deferred tax asset not previously recognized related to foreign tax credit carryforward	—	(1,151)	(1,320)
Benefit of deferred tax asset not previously recognized related to net operating loss carryforward	(1,956)	(314)	—
Benefit of deferred tax asset not previously recognized related to temporary differences	128	373	(131)
Non-deductible charges and amortization related to acquisitions	31	32	19
Other	(96)	62	32

	$750	$268	$(2,150)

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred income taxes at June 30, 2005 and 2006 are as follows (in thousands):

	June 30,
	2005	2006
Deferred tax assets:
Domestic tax credit carryforwards	$3,230	$2,485
Domestic alternative minimum tax credit carryforwards	357	321
Canadian net operating loss carryforwards	5,781	4,910
Accrued expenses and reserves not deductible for tax purposes	1,922	1,181
Depreciable assets	174	315
Stock-based compensation	—	136

Total deferred tax assets	11,464	9,348

Deferred tax liabilities:
Prepaid expenses	(234)	(220)
Purchased technology, net	(1,483)	(1,164)

Total deferred tax liabilities	(1,717)	(1,384)
Valuation allowance for deferred tax assets	(9,747)	(5,664)

Net deferred tax assets	$—	$2,300

As of June 30, 2006, the Company expects that upon filing of its domestic tax return for fiscal year 2006 it will have remaining a research and development credit carryforward of approximately $1.0 million, a state research and development credit carryforward of approximately $0.5 million and a foreign tax credit carryforward of approximately $1.0 million. These carryforwards will begin to expire in fiscal 2012, 2020 and 2007, respectively, if not utilized. In addition, the Company expects it will have an Alternative Minimum Tax Credit carryforward, which does not expire, of approximately $0.3 million. The Company also has Canadian net operating loss carry forwards of $16.2 million, a portion of which expire on an annual basis.

The valuation allowance decreased by approximately $4.1 million during the year ended June 30, 2006, $2.3 million of which relates to the expected tax benefit associated with the Company’s present assessment of the realizability of deferred tax assets not previously benefited, $1.3 million of which relates to foreign tax credits not previously benefited, $0.8 million of which relates to the expiration of Canadian net operating loss carryovers not previously benefited, ($0.5) million of which relates primarily to state R&D credit carryovers not previously included in deferred tax assets and not benefited, and $0.2 million of which relates to other items. At June 30, 2006, the Company has a valuation allowance of $5.7 million, which is primarily related to the Canadian net operating loss carryforwards and the determination that these assets will not be able to be utilized due to the uncertainty of generating sufficient taxable income in the near future.

5.    Employee Benefits

The Company’s employees are offered health coverage under a partially self-funded plan in which the Company purchases specific stop-loss insurance coverage at $35,000 per year, per employee. The Company has also purchased an aggregate stop-loss insurance coverage to limit its maximum annual exposure to claims funded. From the date of the acquisition of Data Junction through June 30, 2004, the employees who joined the Company as part of the merger were covered by a fully funded insurance plan. As of July 1, 2004, all employees are covered by the partially self-funded plan. Based on the policy census at July 1, 2006, such maximum annual exposure for the policy year ending June 30, 2007 is approximately $1.6 million. The Company pays a fixed fee per covered individual for administrative costs of the administrator and the cost of the stop-loss insurance purchased on the Company’s behalf. The Company contributes 100% toward the cost to insure each employee and 75% toward the cost to insure dependents for which coverage is requested by the employee. Combined

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses for the partially self-funded and fully funded plans including premiums and claims funded for the years ended June 30, 2004, 2005 and 2006 were approximately $1.2 million, $1.1 million, and $0.8 million respectively.

The Company has a 401(k) retirement plan which is available to all domestic, full-time employees. The Company’s expenses related to the plan were not significant in the years ended June 30, 2004, 2005 or 2006. In fiscal years 2004, 2005 and 2006, the Company funded a matching contribution of 10% of participant contributions made during calendar years 2003, 2004 and 2005 for all participants employed by the Company on December 31, 2003, 2004 and 2005. The amount of the match was approximately $81,000, $91,000 and $94,000 for the fiscal years ended June 30, 2004, 2005 and 2006, respectively.

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

Incentive stock options may be granted to employees of the Company entitling them to purchase shares of common stock for a maximum of ten years (five years in the case of options granted to a person possessing more than 10% of the combined voting power of the Company as of the date of grant). The exercise price for incentive stock options may not be less than fair market value of the common stock on the date of the grant (110% of fair market value in the case of options granted to a person possessing more than 10% of the combined voting power of the Company). Nonqualified stock options may be granted to employees, officers, directors, independent contractors and consultants of the Company. The exercise price for nonqualified stock options may not be less than 85% of the fair market value of the common stock on the date of the grant (110% of fair market value in the case of options granted to a person possessing more than 10% of the combined voting power of the Company). The Company may also award Restricted Stock and Stock Appreciation Rights subject to provisions in the 1997 Plan. During fiscal year 2006 the Company issued 600,000 shares of restricted stock with a weighted average fair value of $4.23 per share.

The vesting period for stock options is generally a four-year period. Options are generally exercisable by the holder only for the vested portion of each grant.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes in common stock options during the year ended June 30, 2004, 2005 and 2006 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2003	4,883,934	$0.13—24.88	$4.13
Granted	1,487,500	$5.83— 8.15	$6.83
Exercised	(461,613)	$0.13— 7.00	$2.83
Surrendered	(961,059)	$1.06—24.88	$6.15

Options outstanding, June 30, 2004	4,948,762	$0.13—16.81	$4.67
Granted	1,224,500	$3.92— 6.00	$4.13
Exercised	(430,525)	$1.18— 5.65	$3.00
Surrendered	(687,887)	$1.40— 9.88	$5.48

Options outstanding, June 30, 2005	5,054,850	$0.13—16.81	$4.57
Granted	445,500	$4.05— 4.45	$4.20
Exercised	(657,875)	$0.13— 4.10	$2.91
Surrendered	(1,045,750)	$3.01—16.81	$5.25

Options outstanding, June 30, 2006	3,796,725	$0.90—16.81	$4.62

The following is additional information relating to options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.90 to $2.00	284,088	4.63	$1.37	284,087	$1.37
$ 2.31 to $4.00	1,673,412	6.50	$3.43	1,214,068	$3.25
$ 4.05 to $6.00	1,058,625	8.04	$4.99	448,344	$5.42
$ 6.90 to $9.88	704,600	6.94	$7.27	420,100	$7.36
$ 10.00 to $16.81	76,000	3.18	$13.33	76,000	$13.33

$ 0.90 to $16.81	3,796,725	6.80	$4.62	2,442,599	$4.45

At June 30, 2006, 6,412,926 shares of common stock were reserved for future exercise of stock options. As part of the Company’s 1997 Plan, the number of shares of common stock available for issuance automatically increased on July 1 each calendar year beginning July 1, 1998 and ending July 1, 2000 by an amount equal to five percent (5%) of the shares of common stock and common stock equivalents outstanding on the trading day immediately preceding July 1, with a maximum annual increase of 1,000,000 shares. The 1997 Plan was amended in November 2000 to extend the automatic annual increase to July 1 each calendar year beginning July 1, 2001 and ending July 1, 2003, by an amount equal to five percent (5%) of the shares of common stock outstanding on the trading day immediately preceding July 1, with a maximum annual increase of 1,000,000 shares.

The Company’s 1997 Employee Stock Purchase Plan (the “1997 Purchase Plan”) was adopted by the Board of Directors in July 1997 and approved by the stockholders in August 1997. A total of 1,250,000 shares of common stock have been reserved for issuance under the 1997 Purchase Plan. The 1997 Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and has consecutive and overlapping twenty-four month offering periods that begin every six months. Each twenty-four month offering period includes four

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

six-month purchase periods, during which payroll deductions are accumulated and at the end of which, shares of common stock are purchased with a participant’s accumulated payroll deductions. The 1997 Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 500 shares per purchase period. The price of common stock to be purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. Through June 30, 2005, 598,700 shares of common stock were issued under the 1997 Purchase Plan. The Company terminated the 1997 Purchase Plan effective May 1, 2005, immediately following the April 2005 purchase.

7.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from operations (in thousands, except per share data):

	Year ended June 30,
	2004	2005	2006
Numerator:
Net income	$7,314	$4,009	$4,776

Denominator:
Denominator for basic earnings per share—weighted average shares	19,801	22,341	22,468
Effect of dilutive securities—Employee stock options and restricted stock	2,150	1,011	911
Effect of dilutive securities—Unrecognized compensation cost, net of tax	—	—	(692)

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	21,951	23,352	22,687

Basic earnings per share	$0.37	$0.18	$0.21

Diluted earnings per share	$0.33	$0.17	$0.21

At June 30, 2004, 2005 and 2006 approximately 1,329,000, 1,866,000 and 1,469,000 shares, respectively, were not included in the diluted earnings per share calculation since the shares are anti-dilutive.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fiscal Year Ended June 30,
2004 Pro forma (unaudited)
Net revenue	$55.3
Income from operations	8.6
Net income	8.6
Diluted earnings per share from operations	$0.36
Diluted earnings per share	$0.36

Investment in AG-TECH Corporation

In July 2001, the Company and Pervasive Software Co. Ltd. (“Pervasive Japan”) formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support the Company’s products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH receives a discount on the purchase of Pervasive products in Japan, in exchange for assuming responsibility for OEM sales, packaged software sales, technical support and localization and translation of the Company’s products into Japanese. The Company acquired less than 20% of the equity of AG-TECH and the right to name one member of the board of directors of AG-TECH. In June 2004, the Company renewed portions of its distribution agreement with AG-TECH for an additional three-year period ending June 30, 2007. The Company does not have the ability to significantly influence or control the operations of AG-TECH and therefore accounts for its investment in AG-TECH on the cost method of accounting.

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

10.    Goodwill and Other Intangible Assets

As of June 30, 2006, Pervasive had goodwill in the amount of $39.0 million associated with the acquisition of Data Junction (see Note 8). The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $4.7 million (net of accumulated amortization of $3.8 million) as of June 30, 2006. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

second quarter of fiscal 2004, the $550,000 purchase of a database transaction intelligence technology from ThinkNet Inc., a software development company based in Toronto, Ontario, the $600,000 license of full text search technology from ABACUS Research A.G., a software development company based in St. Gallen, Switzerland, and the $487,000 license of modeling environment technology from Metaserver Inc., a software development company based in New Haven, Connecticut.

The Company is amortizing these assets on a straight-line basis over their estimated useful lives, generally five to ten years. Amortization expense for the years ended June 30, 2004, 2005 and 2006 was approximately $0.9 million, $1.4 million and $1.6 million, respectively. Amortization expense for intangible assets is anticipated to be approximately $1.6 million for each of the years ended June 30, 2007 and 2008, approximately $0.8 million for the year ended June 30, 2009, approximately $0.3 million for the year ended June 30, 2010 and approximately $0.2 million for the year ended June 30, 2011.

Purchased technology consists of the following (in thousands):

	June 30,
	2005	2006
Purchased technology	$8,379	$8,502
Accumulated amortization	(2,300)	(3,839)

	$6,079	$4,663

11.    Commitments and Contingencies

The Company leases its headquarters and remote office space and, in some cases, is obligated for its proportionate share of utilities and other defined operating expenses of the related building. The Company has executed a $175,000 letter of credit as required under the headquarters office lease. Office rent expense for the Company’s domestic and international offices for the years ended June 30, 2004, 2005 and 2006, was approximately $2.3 million, $2.0 million, and $2.2 million, respectively.

On September 24, 2004, the Company entered into a Lease Agreement with Carr Texas OP, LP (the “Landlord”) pursuant to which the Company leases approximately 91,000 square feet for use as its principal headquarters. The Lease Agreement replaced the Company’s prior lease with the Landlord which was terminated on September 24, 2004. The Company paid the Landlord $2,290,000 in satisfaction of the Company’s obligations under the original lease. The cancellation fee was previously accrued by the Company and is reflected in the Company’s consolidated balance sheet as of June 30, 2004.

Future minimum lease payments at June 30, 2006 under the operating leases for worldwide office space are as follows (in thousands):

2007	$1,276
2008	1,167
2009	1,320
2010	1,396
2011	1,396
Thereafter	465

$7,020

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the consolidated financial position and results of operations as of June 30, 2006.

12.    Segments of Business and Geographic Area Information

The Company is engaged in the design, development and marketing of data infrastructure software. The Company considers its business activities to constitute a single segment of business.

A summary of the Company’s operations by geographic area follows (in thousands):

	Year ended June 30,
	2004	2005	2006
Revenue:
North America	$32,034	$30,016	$28,782
Europe (majority originating from U.S.)	10,350	11,321	9,429
Japan	6,190	6,336	6,776
Rest of World (all originating from U.S.)	1,034	679	593

Total	$49,608	$48,352	$45,580

Operating income (loss)(A):
North America	$(2,326)	$(5,835)	$(7,333)
Europe (inclusive of revenue originating from U.S.)	3,970	4,104	3,715
India	—	(879)	(1,960)
Japan	6,127	6,326	6,758

Total	$7,771	$3,716	$1,180

Identifiable assets:
North America	$92,731	$92,107	$98,884
Europe	602	1,099	978
India	—	485	297
Japan	535	514	479

Total	$93,868	$94,205	$100,638

(A)	Operating income for Europe, India and Japan do not include any allocation of marketing, product development, technical support and administrative costs incurred in the United States.

13.    Statements of Cash Flows

The change in current assets from operations reflected in the consolidated statements of cash flows is comprised of the following (in thousands):

	Year ended June 30,
	2004	2005	2006
(Increase) decrease in trade accounts receivable	$(2,823)	$1,943	$13
Decrease in notes receivable from related parties	102	—	—
(Increase) decrease in prepaid expenses and other current assets	178	(97)	(241)

	$(2,543)	$1,846	$(228)

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The increase (decrease) in accounts payable and accrued liabilities from operations reflected in the consolidated statements of cash flows is comprised of the following (in thousands):

	Year ended June 30,
	2004	2005	2006
Increase (decrease) in trade accounts payable	$379	$(789)	$212
Increase (decrease) in accrued payroll and payroll related costs	126	(1,174)	(127)
Increase (decrease) in deferred rent and lease related accruals	—	(1,262)	400
Increase (decrease) in other accrued expenses	161	(612)	(377)

	$666	$(3,837)	$108

Supplemental disclosures:
Income taxes paid (refunds received) during the year:
Domestic	$(183)	$125	$(73)

Foreign	$720	$193	$163

Non-cash activities:
Issuance of common stock under employee stock purchase plan	$273	$200	$—