Form 10-K/A
period 2006-06-30
PERVASIVE SOFTWARE INC
filed 2006-09-26
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which was filed with the Securities and Exchange Commission on September 13, 2006 (the “Original Filing”), is to include an explanatory paragraph in the Report of Independent Registered Public Accounting Firm emphasizing the company’s adoption of Statement of Financial Accounting Standards No. 123(R), which was inadvertently excluded from Grant Thornton LLP’s report in the Original Filing, and to clarify in such report that Grant Thornton LLP has expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting. Other than including such paragraph and clarification, there have been no changes made to the Original Filing.

The Amendment continues to speak as of the date of the Original Filing and the company has not updated the disclosure in this Amendment to speak to any later date.

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

S-1

PERVASIVE SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pervasive Software Inc.

We have audited management’s assessment, included in Item 9A of this Annual Report on Form 10-K/A that Pervasive Software Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective July 1, 2005.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

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