Form 10-Q
period 2006-09-30
PERVASIVE SOFTWARE INC
filed 2006-11-09
CIK 1042821

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2006 there were 22,287,182 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	June 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,250	$31,137
Marketable securities	12,954	12,405
Trade accounts receivable, net	6,678	7,383
Deferred income tax assets	1,875	1,900
Prepaid expenses and other current assets	1,844	1,773

Total current assets	54,601	54,598

Property and equipment, net	1,620	1,724
Purchased technology, net	3,875	4,663
Goodwill	38,953	38,953
Deferred income tax assets	400	400
Other assets	226	300

Total assets	$99,675	$100,638

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$293	$708
Accrued payroll and payroll related costs	1,484	1,174
Deferred rent and lease related accruals	1,393	1,428
Other accrued expenses	2,440	2,575
Deferred revenues	5,620	5,592

Total current liabilities	11,230	11,477

Stockholders’ equity:
Common stock	90,238	91,727
Retained deficit	(1,793)	(2,566)

Total stockholders’ equity	88,445	89,161

Total liabilities and stockholders’ equity	$99,675	$100,638

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2006	2005
Revenues:
Product licenses	$6,981	$8,856
Services and other	2,986	2,834

Total revenue	9,967	11,690

Costs and expenses:
Cost of product license revenues	1,041	573
Cost of service and other revenues	1,147	1,451
Sales and marketing	3,716	5,041
Research and development	2,249	2,877
General and administrative	1,517	1,625

Total costs and expenses	9,670	11,567

Operating income	297	123

Interest and other income, net	519	259
Income tax provision	(86)	(50)

Net income	$730	$332

Basic earnings per share	$0.03	$0.01

Diluted earnings per share	$0.03	$0.01

Includes share-based payment compensation expense as follows:
Cost of service and other revenues	$18	$29
Sales and marketing	191	274
Research and development	60	162
General and administrative	307	405

Total	$576	$870

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended September 30,
	2006	2005
Cash from operations
Net income	$730	$332
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,024	658
Non-cash stock compensation expense	576	870
Change in current assets and liabilities:
Decrease in trade accounts receivable	713	48
Increase in prepaid expenses and other current assets	(69)	(187)
Other increase (decrease) in accounts payable and accrued liabilities	(264)	995
Increase (decrease) in deferred revenue	19	(337)

Net cash provided by operations	2,729	2,379

Cash from investing activities
Purchase of property and equipment	(101)	(143)
Sales and purchases of marketable securities, net	(549)	(1,505)
(Increase) decrease in other assets	44	(2)

Net cash used in investing activities	(606)	(1,650)

Cash from financing activities
Proceeds from exercise of stock options	432	85
Purchase of treasury stock	(2,450)	—

Net cash provided by (used in) financing activities	(2,018)	85

Effect of exchange rate on cash and cash equivalents	8	(55)

Change in cash and cash equivalents	113	759
Cash and cash equivalents at beginning of period	31,137	34,086

Cash and cash equivalents at end of period	$31,250	$34,845

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

1. General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2006, which are contained in the Company’s Annual Report filed on Form 10-K/A on September 26, 2006 (File No. 000-23043). The results of operations for the three month periods ended September 30, 2006 and 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,
	2006	2005
Numerator:
Net income	$730	$332

Denominator:
Denominator for basic earnings per share – weighted average shares	21,979	22,449

Effect of dilutive securities - Employee stock options and restricted stock	995	822
Effect of dilutive securities - Unrecognized compensation cost	(751)	(735)

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	22,223	22,536

Basic earnings per share	$0.03	$0.01

Diluted earnings per share	$0.03	$0.01

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended September 30,
	2006	2005
Net income	$730	$332
Foreign currency translation adjustments	(5)	(64)
Unrealized gain on investments	48	2

Comprehensive income	$773	$270

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

The fair value of each award granted from our stock option plan during the three months ended September 30, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Expected volatility (based on historical data)	74.4%	95.0%
Expected life in years	4	4
Risk-free interest rate	4.76%	3.87%
Fair value per award	$2.26	$3.04

As of September 30, 2006, $4.2 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over the course of the following 4 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5. Goodwill and Other Intangible Assets

As of September 30, 2006, Pervasive had goodwill in the amount of $39.0 million associated with the acquisition of Data Junction. The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $3.9 million (net of accumulated amortization of $4.7 million) as of September 30, 2006. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004, the $550,000 purchase of a database transaction intelligence technology from ThinkNet Inc., a software development company based in Toronto, Ontario, and the $493,000 license of modeling environment technology from Metaserver Inc., a software development company based in New Haven, Connecticut.

During the current quarter the Company determined that previously purchased full text search technology is not likely to provide future economic benefit and therefore the asset was written off in the amount of $0.4 million.

The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three months ended September 30, 2006 was $0.8 million including the write off of $0.4 million relating to the full text search technology. Amortization expense for intangible assets is anticipated to be approximately $2.1 million for the year ended June 30, 2007, approximately $1.7 million for the year ended June 30, 2008, approximately $0.7 million for the year ended June 30, 2009 and approximately $0.2 million for the year ended June 30, 2010.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 157 will have a significant impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The Company currently uses the roll-over method for quantifying identified financial statement misstatements. SAB No. 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. The Company will not be required to record an adjustment as a result of its adoption of SAB No. 108.

PERVASIVE SOFTWARE INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Report on Form 10-Q that are not purely historical statements are forward- looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any forward-looking statements after the date of this filing on Form 10-Q to conform these statements with actual results. See “Risk Factors” in Part II, Item IA of this Report on Form 10-Q.

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

In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. We do not have the ability to significantly influence or control the operations of AG-TECH and therefore account for our investment in AG-TECH on the cost method of accounting. Pervasive’s revenues from

Japan were $1.9 million and $1.4 million for the three-month periods ended September 30, 2005 and 2006, respectively. In June 2004, we renewed portions of our distribution agreement with AG-TECH for an additional three-year period ending June 30, 2007.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. We had previously concluded that a valuation allowance was required for all periods presented to the extent that we do not anticipate the ability to utilize a portion of the deferred tax assets. We have considered future taxable income in assessing the need for the valuation allowance, and we were able to determine that we expect to realize a portion of our deferred tax assets in the future in excess of the net recorded amount, resulting in an adjustment to the deferred tax asset valuation allowance in the cumulative amount of $2.6 million, increasing our income in the current period by $0.3 million. Further, our net operating loss and tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Condensed Consolidated Statements of Income.

	Three months ended September 30,
	2006	2005
Revenues:
Product licenses	70%	76%
Services and other	30	24

Total revenue	100	100

Costs and expenses:
Cost of product license revenues	10	5
Cost of service and other revenues	12	12
Sales and marketing	37	43
Research and development	23	25
General and administrative	15	14

Total costs and expenses	97	99

Operating income	3	1
Interest and other income, net	5	2
Income tax provision	(1)	—

Net income	7%	3%

Revenues

Our revenues from our embedded database product, Pervasive PSQL has continued to decline in Q1 of fiscal year 2007 due to a variety of factors, including but not limited to, competition, reduced demand associated with the latter half of the version life cycle for P.SQL V9, and what we believe to be the negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. Our embedded database and related products represented approximately 70% of our revenue in fiscal year 2006. In addition, we believe the integration products we acquired in fiscal year 2004 as a result of our acquisition of Data Junction Corporation represent a growth opportunity as we invest in revenue opportunities presented by the acquired business, combined with our historical database business and our focus on channels. Our integration products represented approximately 30% of our revenue in fiscal year 2006. A continued reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $10.0 million in the three months ended September 30, 2006, a decrease of 15% from the $11.7 million reported for the comparable period in the prior fiscal year. Our product license revenues were $7.0 million in the three months ended September 30, 2006, a decrease of 21% from the $8.9 million for the quarter ended September 30, 2005. Our service and other revenues were $3.0 million in the three months ended September 30, 2006, an increase of 5% over the $2.8 million for the comparable period in the prior fiscal year.

Licenses of our embedded database software operating on Windows NT or other Microsoft operating systems continue to represent over 90% of our database product license revenues. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows NT, or any other operating system platform, will grow in the future.

International revenues, consisting of all revenues from customers located outside of North America, were $4.7 million and $3.6 million in the three months ended September 30, 2005 and 2006, representing 40% and 36% of total revenues, respectively. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues was $0.6 million and $1.0 million in the three months ended September 30, 2005 and 2006, representing 5% and 10% of total revenues, respectively. The increase in cost of product license revenues is primarily the result of amortization of additional purchased technology acquired in fiscal year 2006 and the write off of our full text search purchased technology in the amount of $0.4 million. We anticipate that cost of product license revenues in the near term will be lower than the costs incurred during the three months ended September 30, 2006.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.5 million and $1.1 million in the three months ended September 30, 2005 and 2006, representing 12% of total revenues for each period. Cost of service and other revenues decreased in dollar amount for the three months ended September 30, 2006 primarily as a result of decreased headcount. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended September 30, 2006.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $5.0 million and $3.7 million in the three months ended September 30, 2005 and 2006, representing 43% and 37% of total revenues, respectively. The decrease in sales and marketing expenses is due primarily to a reduction in costs related to sales and marketing personnel, the cancellation of our open source enterprise database market development initiative, and other reductions in discretionary program spending. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended September 30, 2006.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.9 million and $2.2 million in the three months ended September 30, 2005 and 2006, representing 25% and 23% of total revenues, respectively. Research and development expenses decreased primarily as a result of decreased headcount as we transitioned development capacity from our India subsidiary back to Austin and a reduction of stock-based compensation expense. We anticipate that research and development expenses in the near term will increase relative to the costs incurred during the three months ended

September 30, 2006 as we hire replacement personnel in Austin.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.6 million and $1.5 million in the three months ended September 30, 2005 and 2006, representing 14% and 15% of total revenues, respectively. General and administrative expenses decreased primarily as a result of a decrease in stock-based compensation. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended September 30, 2006.

Provision for Income Taxes. Provision for income taxes was approximately $50,000 and $86,000 in the three months ended September 30, 2005 and 2006, respectively. The provision for income taxes consists of income taxes related to our operations offset by a release of our valuation allowance on our deferred tax asset in the amount of $0.3 million. We anticipate continued fluctuations in our effective tax rate as we continue to assess the adequacy of our deferred tax valuation allowance in the future.

Liquidity and Capital Resources

Cash provided by operations was $2.4 million and $2.7 million for the three months ended September 30, 2005 and 2006, respectively. Cash provided by operations for the three months ended September 30, 2006 resulted primarily from income from operations and a decrease in trade accounts receivable, offset by a decrease in accounts payable and accrued liabilities. Cash provided by operations for the three months ended September 30, 2005 resulted primarily from income from operations and an increase in accounts payable and accrued liabilities, offset by an increase in prepaid expenses and other current assets and a decrease in deferred revenue.

During the quarters ended September 30, 2005 and 2006, we invested $1.5 million and $0.5 million, net, respectively, in marketable securities, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $0.1 million in the three months ended September 30, 2005 and 2006. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will increase relative to the prior fiscal year as a result of specific capital projects to upgrade certain front and back office systems.

In July 2006, we announced the authorization of a new $5.0 million stock repurchase plan which became effective on July 25, 2006. During the three months ended September 30, 2006, we repurchased 621,400 shares of common stock at a cost of approximately $2.5 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During the quarters ended September 30, 2005 and 2006, we received approximately $0.14 million and $0.4 million, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 26,000 and 120,000 for the quarters ended September 30, 2005 and 2006, respectively.

We are exploring new opportunities to build, license or acquire products and services for introduction to and through our expansive worldwide channel. Any such transactions could cause us to issue dilutive equity securities, reduce our cash and marketable securities, or incur debt or contingent liabilities.

On September 30, 2006, we had $43.4 million in working capital, including $44.2 million in cash, cash equivalents and marketable securities.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not anticipate that the adoption of SFAS No. 157 will have a significant impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated. We currently use the roll-over method for quantifying identified financial statement misstatements. SAB No. 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. We will not be required to record an adjustment as a result of our adoption of SAB No. 108.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2005, the result would have been a decrease in revenue and operating income of less than $0.1 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2006, the result would have been an increase in revenue and operating income of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2005, the result would have been an increase in operating income of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2006, the result would have been an increase in operating income of less than $0.1 million. The impact of fluctuations in the relative value of all other currencies for fiscal 2005 and 2006 was not material. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of other currencies was not material for the three months ended September 30, 2006. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2006, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required public disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Our Performance Depends on Market Acceptance of Pervasive.SQL

We derive a substantial portion of our revenues from the license of our Pervasive.SQL products. Continued market acceptance of Pervasive.SQL may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and demand for applications of the type built on our products. Market acceptance of Pervasive.SQL V9 (released in March, 2005) and future upgrades also may be influenced by factors in our control such as product quality, relative demand for feature and functionality upgrades and any future product announcements or price changes.

Revenue from our embedded database product, Pervasive.SQL, decreased in fiscal year 2006 relative to fiscal year 2005 and in fiscal year 2005, relative to the fiscal year 2004. We believe these decreases were due to a variety of factors, including but not limited to, competition and what we believe to be the negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. In addition, the decrease in fiscal year 2006 was due in part to reduced customer demand within our installed base of customers for the latest version of our database product (Version 9 released in March 2005) relative to the prior version, and we believe the decrease in fiscal year 2005 was due in part to the length of time since the last major version release of our database product (Version 8 in December 2002). A continued reduction in our embedded database business, or our inability to grow the integration products business we acquired as a result of our acquisition of Data Junction Corporation in fiscal year 2004, could have a material adverse effect on our business, operating results and financial condition.

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

We Depend on Our Indirect Sales Channel

Our failure to grow our indirect sales channel or the loss of a significant number of members of our indirect channel partners would have a material adverse effect on our business, financial condition and operating results. We derive a substantial portion of our revenues from indirect sales through a channel consisting of independent software vendors, value-added resellers, systems integrators, consultants and distributors. Our sales channel could be adversely affected by a number of factors including:

•	the failure of independent software vendors to develop, and the failure of value-added resellers to sell, products based on emerging platforms supportedby us;

•	pressures placed on the sales channel to sell competing products;

•	our failure to adequately support the sales channel;

•	consolidation of certain of our indirect channel partners;

•	competing product lines offered by certain of our indirect channel partners; and

•	business model or licensing model changes of our channel partners or their competitors.

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

We May be Unable to Protect Our Intellectual Property and Proprietary Rights

Our success depends to a significant degree upon our ability to protect our software and other proprietary technology. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, these measures afford us only limited protection. In addition, we rely in part on “shrink wrap” and “click wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Therefore, our efforts to protect our intellectual property may not be adequate. We cannot be certain that others will not develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets owned by us. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. Although we believe software piracy may be a problem, we are unable to determine the extent to which piracy of our software products occurs. In addition, portions of our source code are developed in foreign countries, such as in India where we use third-party service providers, with laws that do not protect our proprietary rights to the same extent as the laws of the United States.

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

Many of our customers use Microsoft-based operating platforms. We may face considerable challenges from the proposed release by Microsoft of its Vista/Longhorn operating system. If we fail to timely introduce products that support this new operating system, current and prospective customers may elect to use our competitors’ database products, which could have a material adverse effect on our business, operating results and financial condition.

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

Open-source software, which is an emerging trend in the software marketplace, may impact our business as interest, demand and use increases in the database segment and poses a challenge to our business model. Private company MySQL AB in particular seems to have increased awareness for its product in the database segment. Firms adopting the open-source software model typically provide customers software produced by loosely associated groups of unpaid programmers and made available for license to end users at nominal cost, and earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. Because the present demand for open-source database software is largely concentrated in major corporations, our embedded database business has not been adversely affected to date. However, it is likely that increased adoption of Linux will drive heightened interest in other more mature software categories such as database and certain business applications. To the extent competing open-source software products gain increasing market acceptance, sales of our products may decline, we may have to reduce prices we charge for our products, and our revenue and operating margins may decline. Mass adoption of open source databases in the SME market could have a material adverse impact on our database business.

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

Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. For example, Microsoft, Oracle, IBM and Sybase all currently license royalty-free limited versions of their database technologies. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as

Microsoft, Oracle, Sybase, IBM, Progress, MySQL, Ascential/IBM, Business Objects, Embarcadero, Informatica, Information Builders or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs which may limit our ability to sell our products through particular partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business. We cannot be certain we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

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

We May Be Exposed to Potential Risks if We Do Not Have an Effective System of Disclosure Controls or Internal Controls or Fail on an On-going Basis to Properly Address and Implement Section 404 of Sarbanes-Oxley

We must comply, on an on-going basis, with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), including those provisions that establish the requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. These requirements first became applicable to Pervasive on June 30, 2005. The requirements and processes associated with Section 404 are relatively new and untested, and we cannot be certain that the measures we have taken, and will take, will be sufficient or timely completed to meet the Section 404 requirements on an on-going basis, or that we will be able to implement and maintain adequate disclosure controls and controls over our financial processes and reporting in the future. If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of Section 404 of SOX, we may not be able to accurately or timely report on our financial results or adequately identify and reduce the likelihood of fraud. Additionally, if we were to identify any material weakness over our internal control over financial reporting, we also cannot ensure that we could correct any such material weakness to allow our management to conclude that our internal controls over financial reporting are effective in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in any report to be filed with the SEC or attest that we have maintained effective internal control over financial reporting. As a result, the financial position of our business could be harmed; current and potential future shareholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our trading price; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 to July 31, 2006	248,000	$4.05	2,334,638	$3,996,000
August 1, 2006 to August 31, 2006	332,100	$3.83	2,666,738	$2,726,000
September 1, 2006 to September 30, 2006	41,300	$3.80	2,708,038	$2,569,000

Total	621,400		2,708,038	$2,569,000

In July 2006, we announced the authorization of a new $5.0 million stock repurchase plan which became effective on July 25, 2006. During the three months ended September 30, 2006, we repurchased 621,400 shares of common stock at a cost of approximately $2.5 million. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

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

Date: November 9, 2006	PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized
Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*	1997 Stock Incentive Plan

10.3*	First Amended and Restated 1994 Incentive Plan

10.4++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.5**	Form of Restricted Stock Agreement

10.6 +++	Separation Agreement and Release dated January 23, 2006 between the Company and David Sikora

10.7 +++	Separation Agreement and Release dated January 24, 2006 between the Company and Jeff Seiden

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 9, 2006.