Form 10-Q
period 2006-12-31
PERVASIVE SOFTWARE INC
filed 2007-02-05
CIK 1042821

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 1, 2007 there were 21,939,245 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

INDE X

PART I. FINANCIAL I NFORMATION

Item 1.	Financial State ments

PERVASIVE S OFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2006	June 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,556	$31,137
Marketable securities	10,453	12,405
Trade accounts receivable, net	6,282	7,383
Deferred income tax assets	1,453	1,900
Prepaid expenses and other current assets	1,534	1,773

Total current assets	54,278	54,598
Property and equipment, net	1,592	1,724
Purchased technology, net	3,168	4,663
Goodwill	38,953	38,953
Deferred income tax assets	400	400
Other assets	220	300

Total assets	$98,611	$100,638

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$276	$708
Accrued payroll and payroll related costs	1,165	1,174
Deferred rent and lease related accruals	1,358	1,428
Other accrued expenses	2,501	2,575
Deferred revenues	5,585	5,592

Total current liabilities	10,885	11,477

Stockholders’ equity:
Common stock	88,911	91,727
Retained deficit	(1,185)	(2,566)

Total stockholders’ equity	87,726	89,161

Total liabilities and stockholders’ equity	$98,611	$100,638

See accompanying notes.

PERVASIVE SOFTWARE IN C.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Revenues:
Product licenses	$7,268	$8,287	$14,249	$17,143
Services and other	2,808	2,989	5,794	5,823

Total revenue	10,076	11,276	20,043	22,966

Costs and expenses:
Cost of product license revenues	908	615	1,949	1,188
Cost of service and other revenues	1,078	1,324	2,225	2,775
Sales and marketing	3,693	4,911	7,409	9,952
Research and development	2,506	2,509	4,755	5,386
General and administrative	1,405	1,692	2,922	3,317

Total costs and expenses	9,590	11,051	19,260	22,618

Operating income	486	225	783	348

Interest and other income, net	563	324	1,082	583
Income tax provision	(488)	(50)	(574)	(100)

Net income	$561	$499	$1,291	$831

Basic earnings per share	$0.03	$0.02	$0.06	$0.04

Diluted earnings per share	$0.03	$0.02	$0.06	$0.04

Includes share-based payment compensation expense as follows:
Cost of service and other revenues	$17	$33	$35	$62
Sales and marketing	133	270	324	544
Research and development	57	160	117	322
General and administrative	337	418	644	823

Total	$544	$881	$1,120	$1,751

See accompanying notes.

PERVASIVE SOFTWARE INC .

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended December 31,
	2006	2005
Cash from operations
Net income	$1,291	$831
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,286	1,327
Non-cash stock compensation expense	1,120	1,751
Write-off of purchased technology	691	—
Change in current assets and liabilities:
Decrease in trade accounts receivable	1,123	667
Decrease in prepaid expenses and other current assets	2	10
Other increase in accounts payable and accrued liabilities	76	526
Decrease in deferred revenue	(29)	(260)

Net cash provided by operations	5,560	4,852

Cash from investing activities
Purchase of property and equipment	(312)	(355)
Sales and purchases of marketable securities, net	1,952	795
Decrease in other assets	46	70

Net cash provided by investing activities	1,686	510

Cash from financing activities
Proceeds from exercise of stock options	1,109	179
Purchase of treasury stock	(5,000)	(611)

Net cash used in financing activities	(3,891)	(432)

Effect of exchange rate on cash and cash equivalents	64	(88)

Change in cash and cash equivalents	3,419	4,842
Cash and cash equivalents at beginning of period	31,137	34,086

Cash and cash equivalents at end of period	$34,556	$38,928

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

1. General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2006, which are contained in the Company’s Annual Report filed on Form 10-K/A on September 26, 2006 (File No. 000-23043). The results of operations for the three and six month periods ended December 31, 2006 and 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Numerator:
Net income	$561	$499	$1,291	$831

Denominator:
Denominator for basic earnings per share – weighted average shares	21,585	22,442	21,782	22,445
Effect of dilutive securities – Employee stock options and restricted stock	887	700	939	764
Effect of dilutive securities – Unrecognized compensation cost	(540)	(606)	(646)	(654)

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	21,932	22,536	22,075	22,555

Basic earnings per share	$0.03	$0.02	$0.06	$0.04

Diluted earnings per share	$0.03	$0.02	$0.06	$0.04

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Net income	$561	$499	$1,291	$831
Foreign currency translation adjustments	50	(45)	45	(109)
Unrealized gain (loss) on investments	(3)	1	45	3

Comprehensive income	$608	$455	$1,381	$725

4. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards 123R ("SFAS 123R"), Share-Based Payment - An Amendment of FASB Statements No. 123 and 95. The Company adopted SFAS 123R effective beginning July 1, 2005 using the modified prospective application transition method. The modified prospective application method requires that companies recognize compensation expense on stock-based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service has not been rendered that are outstanding as of the July 1, 2005 shall be recognized as the requisite service is rendered.

The fair value of each award granted from our stock option plan during the three and six months ended December 31, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended December 31		Six Months Ended December 31
	2006	2005	2006	2005
Expected volatility (based on historical data)	71.1%	92.3%	71.6%	92.5%
Expected life in years	4	4	4	4
Risk-free interest rate	4.56%	4.33%	4.59%	4.29%
Fair value per award	$2.10	$2.84	$2.12	$2.85

As of December 31, 2006, $3.9 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over the course of the following 4 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5. Goodwill and Other Intangible Assets

As of December 31, 2006, Pervasive had goodwill in the amount of $39.0 million associated with the acquisition of Data Junction. The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $3.2 million (net of accumulated amortization of $5.4 million) as of December 31, 2006. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 and the $493,000 license of modeling environment technology from Metaserver Inc., a software development company based in New Haven, Connecticut.

During the current quarter the Company determined that previously purchased database transaction intelligence technology is not likely to provide significant future economic benefit and therefore the asset was written off in the amount of $0.3 million. During the first quarter of fiscal year 2007 the Company determined that previously purchased full text search technology was not likely to provide significant future economic benefit and therefore the asset was written off in the amount of $0.4 million.

The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three months ended December 31, 2006 was $0.7 million including the write off of $0.3 million relating to the database transaction intelligence technology. Amortization expense for the six months ended December 31, 2006 was $1.5 million including the write off of $0.3 million relating to the database transaction intelligence technology and $0.4 million related to the full text search technology. Amortization expense for intangible assets is anticipated to be approximately $2.3 million for the year ended June 30, 2007, approximately $1.5 million for the year ended June 30, 2008, approximately $0.7 million for the year ended June 30, 2009 and approximately $0.2 million for the year ended June 30, 2010.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the "roll-over" method and the "iron curtain" method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The Company currently uses the roll-over method for quantifying identified financial statement misstatements. SAB No. 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods. The Company will not be required to record an adjustment as a result of its adoption of SAB No. 108.

PERVASIVE SOFTWARE INC.

IT EM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Report on Form 10-Q that are not purely historical statements are forward- looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any forward-looking statements after the date of this filing on Form 10-Q to conform these statements to actual results. See “Risk Factors” in Part II, Item 1A of this Report on Form 10-Q.

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

In July 2001, we formed a new business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. We do not have the ability to significantly influence or control the operations of AG-TECH and therefore account for our investment in AG-TECH on the cost method of accounting. Pervasive’s revenues from Japan were $3.0 million and $2.0 million for the six-month periods ended December 31, 2005 and 2006, respectively. In June 2004, we renewed portions of our distribution agreement with AG-TECH for an additional three-year period ending June 30, 2007.

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

Revenue Recognition – We license our software through OEM license agreements with software developers, or ISVs, and through shrink-wrap software licenses, sold through ISVs, value-added resellers, or VARs, systems integrators and distributors, or direct to end users. Revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are generally recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to us. Revenue from post contract support and the right to receive unspecified upgrades is recognized ratably over the contract term. We generally provide telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. We accrue the cost of providing this support. Revenue from consulting services and training is recognized when the related services are performed. We enter into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. Revenue from shipping and handling is recognized at the shipping date. Shipping and handling costs are included in costs of product license revenues in the Consolidated Statements of Operations.

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

Goodwill and Other Intangible Assets – We assess whether goodwill and indefinite-lived intangibles are impaired on an annual basis. Upon determining the existence of goodwill and/or indefinite-lived intangibles impairment, we measure that impairment based on the amount by which the book value of goodwill and/or indefinite-lived intangibles exceeds its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstance that would indicate that, more likely than not, the book value of goodwill and/or indefinite-lived intangibles has been impaired.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. We had previously concluded that a valuation allowance was required for all periods presented to the extent that we do not anticipate the ability to utilize a portion of the deferred tax assets. We have considered future taxable income in assessing the need for the valuation allowance, and we were able to determine that we expect to realize a portion of our deferred tax assets in the future in excess of the net recorded amount, resulting in an adjustment to the deferred tax asset valuation allowance in the cumulative amount of $2.6 million. Further, our net operating loss and tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future.

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

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Revenues:
Product licenses	72%	73%	71%	75%
Services and other	28	27	29	25

Total revenue	100	100	100	100

Costs and expenses:
Cost of product license revenues	9	5	10	5
Cost of service and other revenues	11	12	11	12
Sales and marketing	36	44	37	43
Research and development	25	22	24	24
General and administrative	14	15	14	14

Total costs and expenses	95	98	96	98

Operating income	5	2	4	2
Interest and other income, net	6	3	5	3
Income tax provision	(5)	(1)	(3)	(1)

Net income	6%	4%	6%	4%

Revenues

Our revenues from our embedded database product, Pervasive. SQL declined in the first six months of fiscal year 2007 due to a variety of factors, including but not limited to, competition, reduced demand associated with the latter half of the version life cycle for P.SQL V9, and what we believe to be the negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. Our embedded database and related products represented approximately 70% of our revenue in fiscal year 2006. In addition, we believe the integration products we acquired in fiscal year 2004 as a result of our acquisition of Data Junction Corporation represent a growth opportunity as we invest in revenue opportunities presented by the acquired business, combined with our historical database business and our focus on channels. Our integration products represented approximately 30% of our revenue in fiscal year 2006. A continued reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $10.1 million in the three months ended December 31, 2006, a decrease of 11% over the $11.3 million reported for the comparable period in the prior fiscal year. Our revenues for the six-month period ending December 31, 2006 decreased 13% to $20.0 million as compared to $23.0 million for the comparable period in the prior fiscal year. Our product license revenues were $7.3 million in the three months ended December 31, 2006, a decrease of 12% over the $8.3 million for the comparable period in the prior fiscal year. Our product license revenues for the six-month period ending December 31, 2006 decreased 17% to $14.2 million as compared to $17.1 million for the comparable period in the prior fiscal year.

Licenses of our embedded database software operating on Windows NT or other Microsoft operating systems continue to represent over 90% of our database product license revenues. We expect that the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain that our revenues attributable to licenses of our software operating on Windows, or any other operating system platform, will grow in the future.

Our service and other revenues were $2.8 million in the three months ended December 31, 2006, a decrease of 6% over the $3.0 million for the comparable period in the prior fiscal year. Our service and other revenues for the six-month period ending December 31, 2006 were $5.8 million, consistent with the comparable period in the prior fiscal year.

International revenues, consisting of all revenues from customers located outside of North America, were $3.8 million and $3.7 million in the three months ended December 31, 2005 and 2006, representing 33% and 37% of total revenues, respectively. International revenues were $8.5 million and $7.4 million in the six months ended December 31, 2005 and 2006, representing 37% of total revenues. The decline in international revenue, on a year over year basis, is primarily attributable to decreased revenue in Japan. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues was $0.6 million and $0.9 million in the three months ended December 31, 2005 and 2006, representing 5% and 9% of total revenues, respectively. Cost of product license revenues was $1.2 million and $1.9 million for the six-month period ending December 31, 2005 and 2006, representing 5% and 10% of total revenues, respectively. The increase in cost of product license revenues is primarily the result of the write off of our full text search purchased technology in the amount of $0.4 million in the first quarter of fiscal year 2007 and the write off of our database transaction intelligence technology in the amount of $0.3 million in the second quarter of fiscal 2007. We anticipate that cost of product license revenues in the near term will be lower than the costs incurred during the three months ended December 31, 2006.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.3 million and $1.1 million in the three months ended December 31, 2005 and 2006, representing 12% and 11% of total revenues, respectively. Cost of service and other revenues was $2.8 million and $2.2 million for the six-month period ending December 31, 2005 and 2006, representing 12% and 11% of total revenues, respectively. Cost of service and other revenues decreased in dollar amount for the three and six months ended December 31, 2006 primarily as a result of decreased headcount. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended December 31, 2006.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, marketing programs and promotional expenses, and travel and entertainment. Sales and marketing expenses were $4.9 million and $3.7 million in the three months ended December 31, 2005 and 2006, representing 44% and 36% of total revenues, respectively. Sales and marketing expenses were $10.0 million and $7.4 million for the six months ending December 31, 2005 and 2006, representing 43% and 37% of total revenues, respectively. The decrease in sales and marketing expenses is due primarily to a reduction in costs related to sales and marketing personnel, the cancellation of an open source enterprise database market development initiative, and other reductions in discretionary program spending. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended December 31, 2006.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.5 million in the three months ended December 31, 2005 and 2006, representing 22% and 25% of total revenues, respectively. Research and development expenses were $5.4 million and $4.8 million for the six months ended December 31, 2005 and 2006, representing 24% and 24% of total revenues, respectively. Research and development expenses decreased primarily as a result of decreased headcount as we transitioned development capacity from our India subsidiary to Austin and a reduction of stock-based compensation expense. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended December 31, 2006.

General and Administrative. General and administrative expenses consist primarily of personnel and other costs associated with our finance, human resources, information systems and administrative departments. General and administrative expenses were $1.7 million and $1.4 million in the three months ended December 31, 2005 and 2006, representing 15% and 14% of total revenues, respectively. General and administrative expenses were $3.3 million and $2.9 million for the six months ended December 31, 2005 and 2006, representing 14% of total revenues for both periods. General and administrative expenses decreased primarily as a result of a decrease in stock-based compensation. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended December 31, 2006.

Provision for Income Taxes. Provision for income taxes was approximately $50,000 and $0.5 million in the three months ended December 31, 2005 and 2006, respectively. Provision for income taxes was approximately $0.1 million and $0.6 million for the six months ended December 31, 2005 and 2006, respectively. The provision for income taxes consists of income taxes related to our operations offset by a release of our valuation allowance on our deferred tax asset in the amount of $0.3 million in the first quarter of fiscal year 2007. We anticipate our effective tax rate for the remainder of fiscal 2007 to approximate 47% of income before income taxes.

Liquidity and Capital Resources

Cash provided by operations was $5.6 million and $4.9 million for the six months ended December 31, 2006 and 2005, respectively. Cash provided by operations for the six months ended December 31, 2006 resulted primarily from net income and a decrease in accounts receivable. Cash provided by operations for the six months ended December 31, 2005 resulted primarily from net income, a decrease in accounts receivable and an increase in accounts payable and other liabilities, partially offset by a decrease in deferred revenue.

During the first six months of fiscal 2007 and 2006, we received net proceeds of $2.0 million and $0.8 million, respectively, from the sale or maturity of marketable securities, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $0.3 million and $0.4 million in the six months ended December 31, 2006 and 2005, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will be consistent with the prior fiscal year.

In July 2006, we announced the authorization of a $5.0 million stock repurchase plan which became effective on July 25, 2006. During the three months ended December 31, 2006, we repurchased 683,800 shares of common stock at a cost of approximately $2.5 million, resulting in the full utilization of the July 2006 plan. In December 2006, we announced the authorization of a new $5.0 million stock repurchase plan which became effective on December 14, 2006. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During the six months ended December 31, 2006 and 2005, we received approximately $1.1 million and $0.2 million, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 351,000 and 89,000 for the six months ended December 31, 2006 and 2005, respectively.

On December 31, 2006, we had $43.4 million in working capital, including $45.0 million in cash, cash equivalents and marketable securities.

IT EM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2006, the result would have been an increase in revenue and operating income of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2006, the result would have been an increase in operating income of less than $0.1 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of all currencies was not material for the six months ended December 31, 2006. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required public disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various sections of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" and elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

We Depend on Our Indirect Sales Channel

Our failure to grow our indirect sales channel or the loss of a significant number of members of our indirect channel partners would have a material adverse effect on our business, financial condition and operating results. We derive a substantial portion of our revenues from indirect sales through a channel consisting of independent software vendors, value-added resellers, systems integrators, consultants and distributors. Our sales channel could be adversely affected by a number of factors including:

•	the failure of independent software vendors to develop, and the failure of value-added resellers to sell, products based on emerging platforms supported by us;

•	pressures placed on the sales channel to sell competing products;

•	our failure to adequately support the sales channel;

•	consolidation of certain of our indirect channel partners;

•	competing product lines offered by certain of our indirect channel partners; and

•	business model or licensing model changes of our channel partners or their competitors.

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

We expect that Microsoft’s commitment to and presence in the data management products market will continue to represent competitive pressure. We believe that Microsoft will continue to incorporate SQL Server database technology into its operating system software and certain of its server software offerings, possibly at no additional cost to its users. Microsoft currently licenses a royalty-free limited version of its SQL Server database technology. We believe that Microsoft will also continue to enhance its SQL Server database technology and that Microsoft will continue to invest in various sales and marketing programs involving certain of our channel partners.

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

Many of our customers use Microsoft-based operating platforms. We may face considerable challenges from the proposed release by Microsoft of its Vista/Longhorn operating system. If we fail to timely introduce high quality products that sufficiently support this new operating system, current and prospective customers may elect to use our competitors’ database products, which could have a material adverse effect on our business, operating results and financial condition.

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

We Are Susceptible to a Shift in the Market for Client/Server Applications Toward Web-Based or Hosted Applications

We have derived substantially all of our historical embedded database product revenues from the use of our products in client/server applications. We expect to rely on continued market demand for client/server applications indefinitely. However, we believe market demand may shift from client/server applications to Web-based or hosted applications. If so, we cannot be certain that our existing client/server developers will migrate to Web-based or hosted applications and continue to use our products or that other developers of Web-based or hosted applications would select our data management products. In addition, this shift could result in a change in revenue models from licensing of client/server applications to renting of Web-based or hosted applications from application service providers. A decrease in client/server application sales coupled with an inability to derive revenues from the Web-based or hosted application market could have a material adverse effect on our business, operating results and financial condition.

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

We Have Anti-Takeover Provisions

Our Restated Certificate of Incorporation and Bylaws contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals that a stockholder might consider favorable. It includes provisions to authorize the issuance of “blank check” preferred stock; establish advance notice requirements for stockholder nominations for elections to the Board of Directors or for proposing matters that can be acted upon at stockholders’ meetings; eliminate the ability of stockholders to act by written consent; require super-majority voting to approve certain amendments to the Restated Certificate of Incorporation; limit the persons who may call special meetings of stockholders; and provide for a Board of Directors with staggered, three-year terms. In addition, certain provisions of Delaware law and our 1997 Stock Incentive Plan and our 2006 Equity Incentive Plan may also have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 to October 31, 2006	168,500	$3.64	2,876,538	$1,956,000
November 1, 2006 to November 30, 2006	402,855	$3.72	3,279,393	$456,000
December 1, 2006 to December 31, 2006	112,447	$3.70	3,391,840	$5,000,000

Total	683,802		3,391,840	$5,000,000

In July 2006, we announced the authorization of a $5.0 million stock repurchase plan which became effective on July 25, 2006. During the three months ended December 31, 2006, we repurchased 683,800 shares of common stock at a cost of approximately $2.5 million, resulting in the full utilization of the July 2006 plan. The transactions occurred in open market purchases. In December 2006, we announced the authorization of a new $5.0 million stock repurchase plan which became effective on December 14, 2006. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of the stockholders was held on November 14, 2006.

The following nominees were elected as directors, each to hold office until their three-year term expires or until their successors have been duly elected and qualified, by the vote set forth below:

NOMINEE	FOR	WITHHELD
David A. Boucher	15,730,025	4,164,982
Jeffrey S. Hawn	18,040,942	1,854,065
Michael E. Hoskins	19,668,410	226,597

The proposal to approve the 2006 Equity Incentive Plan was approved by the vote set forth below:

FOR	AGAINST	ABSTAIN
14,078,898	1,746,593	214,947

The proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending June 30, 2007 was approved by the vote set forth below:

FOR	AGAINST	ABSTAIN
19,844,689	21,413	28,905

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

(a)	Exhibits under Item 601 of Regulation S-K

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement under the 1997 Stock Incentive Plan

10.7+++	Separation Agreement and Release dated January 23, 2006 between the Company and David Sikora

10.8+++	Separation Agreement and Release dated January 24, 2006 between the Company and Jeff Seiden

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 9, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2007		PERVASIVE SOFTWARE INC. (Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp., Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent.

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Separation Agreement and Release dated January 23, 2006 between the Company and David Sikora

10.8+++	Separation Agreement and Release dated January 24, 2006 between the Company and Jeff Seiden

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 9, 2006.