Form 10-Q
period 2007-03-31
PERVASIVE SOFTWARE INC
filed 2007-05-09
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-23043

PERVASIVE SOFTWARE INC.

(Exact name of registrant as specified in its charter)

DELAWARE	74-2693793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12365 Riata Trace Parkway, Bldg. B

Austin, Texas 78727

(Address of principal executive offices) (Zip code)

(512)231-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filler” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2007, there were 21,381,768 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2007	June 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,547	$31,137
Marketable securities	10,559	12,405
Trade accounts receivable, net	6,025	7,383
Deferred income tax assets	1,145	1,900
Prepaid expenses and other current assets	1,573	1,773

Total current assets	55,849	54,598
Property and equipment, net	1,595	1,724
Purchased technology, net	2,482	4,663
Goodwill	38,953	38,953
Deferred income tax assets	400	400
Other assets	220	300

Total assets	$99,499	$100,638

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$356	$708
Accrued payroll and payroll related costs	1,498	1,174
Deferred rent and lease related accruals	1,440	1,428
Other accrued expenses	2,454	2,575
Deferred revenues	5,668	5,592

Total current liabilities	11,416	11,477

Stockholders’ equity
Common stock	88,406	91,727
Retained deficit	(323)	(2,566)

Total stockholders’ equity	88,083	89,161

Total liabilities and stockholders’ equity	$99,499	$100,638

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Revenues:
Product licenses	$7,468	$8,470	$21,717	$25,613
Service and other	2,976	2,931	8,770	8,754

Total revenue	10,444	11,401	30,487	34,367

Costs and expenses:
Cost of product license revenues	910	619	2,859	1,807
Cost of service and other revenues	1,102	1,403	3,327	4,178
Sales and marketing	3,851	4,537	11,260	14,489
Research and development	2,575	2,399	7,330	7,785
General and administrative	1,365	1,721	4,287	5,038
Management restructuring charges	—	771	—	771

Total costs and expenses	9,803	11,450	29,063	34,068

Operating income	641	(49)	1,424	299

Interest and other income, net	593	403	1,675	986
Income tax provision	(375)	—	(949)	(100)

Net income	$859	$354	$2,150	$1,185

Basic earnings per share	$0.04	$0.02	$0.10	$0.05

Diluted earnings per share	$0.04	$0.02	$0.10	$0.05

Includes share-based payment compensation expense as follows:

Cost of service and other revenues	$16	$28	$51	$90
Sales and marketing	130	218	454	762
Research and development	62	115	179	437
General and administrative	274	284	918	1,107

Total	$482	$645	$1,602	$2,396

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended March 31,
	2007	2006
Cash from operations
Net income	$2,150	$1,185
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,868	1,973
Write-off of purchased technology	1,036	—
Non-cash stock compensation expense	1,602	2,396
Changes in current assets and liabilities:
(Increase) decrease in trade accounts receivable	1,382	(324)
(Increase) decrease in prepaid expenses and other current assets	965	(246)
Increase (decrease) in accounts payable and accrued liabilities	(172)	1,006
Increase (decrease) in deferred revenue	53	(385)

Net cash provided by operations	8,884	5,605

Cash from investing activities
Purchases of property and equipment	(524)	(449)
Sales and purchases of marketable securities, net	1,901	(5,129)
Decrease in other assets	13	17

Net cash provided by (used in) investing activities	1,390	(5,561)

Cash from financing activities
Proceeds from exercise of stock options	2,222	918
Purchase of treasury stock	(7,145)	(611)

Net cash provided by (used in) financing activities	(4,923)	307

Effect of exchange rate on cash and cash equivalents	59	(74)

Increase in cash and cash equivalents	5,410	277
Cash and cash equivalents of beginning of period	31,137	34,086

Cash and cash equivalents at end of period	$36,547	$34,363

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1. General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2006, which are contained in the Company’s Annual Report filed on Form 10-K/A on September 26, 2006 (File No. 000-23043). The results of operations for the three and nine month periods ended March 31, 2007 and 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Numerator:
Net income	$859	$354	$2,150	$1,185

Denominator:
Denominator for basic earnings per share - weighted average shares	21,407	22,475	21,659	22,455

Effect of dilutive securities - Employee stock options and restricted stock	737	1,067	840	864
Effect of dilutive securities - Unrecognized compensation cost	(413)	(737)	(568)	(693)

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	21,731	22,805	21,931	22,626

Basic earnings per share	$0.04	$0.02	$0.10	$0.05

Diluted earnings per share	$0.04	$0.02	$0.10	$0.05

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Net income	$859	$354	$2,150	$1,185
Foreign currency translation adjustments	(7)	1	38	(108)
Unrealized gain (loss) on investments	10	(10)	55	(7)

Comprehensive income	$862	$345	$2,243	$1,070

4. Stock Compensation

In December 2004, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards 123R (“SFAS 123R”), Share Based Payment – An Amendment of FASB Statements No. 123 and 95. The Company adopted SFAS 123R effective beginning July 1, 2005 using the modified prospective application transition method. The modified prospective application method requires that companies recognize compensation expense on stock-based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service has not been rendered that are outstanding as of the July 1, 2005 shall be recognized as the requisite service is rendered.

The fair value of each award granted from our stock option plan during the three and nine months ended March 31, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Expected volatility (based on historical data)	67.0%	92.0%	71.3%	92.5%
Expected life in years	4	4	4	4
Risk-free interest rate	4.24%	4.85%	4.57%	4.32%
Fair value per award	$2.17	$2.78	$2.13	$2.85

As of March 31, 2007, $3.3 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over the course of the following 4 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5. Common Stock and Stock Options

The Company’s 2006 Equity Incentive Plan as amended (the 2006 Plan) was adopted by the Board of Directors on September 21, 2006, and approved by the stockholders on November 14, 2006, as the successor to the 1997 Stock Incentive Plan (the 1997 Plan). Outstanding options under the 1997 Plan have been incorporated into the 2006 Plan and no further option grants will be made under the 1997 Plan. The incorporated options will continue to be governed by their existing terms, unless the Plan Administrator elects to extend one or more features of the 2006 Plan to those options.

Incentive stock options may be granted to employees of the Company entitling them to purchase shares of common stock for a maximum of ten years (five years in the case of options granted to a person possessing more than 10% of the combined voting power of the company as of the date of grant). The exercise price for incentive stock options may not be less than fair market value of the common stock on the date of the grant (110% of fair market value in the case of options granted to a person possessing more than 10% of the combined voting power of the Company). Nonqualified stock options may be granted to employees, officers, directors, independent contractors and consultants of the Company. The exercise price for nonqualified stock options may not be less than 85% of the fair market value of the common stock on the date of the grant (110% of fair market value in the case of options granted to a person possessing more than 10% of the combined voting power of the Company). The Company may also award Restricted Stock and Stock Appreciation Rights subject to provisions in the 2006 Plan.

The vesting period for stock options is generally a four-year period. Options are generally exercisable by the holder only for the vested portion of each grant.

A summary of changes in common stock options during the year ended June 30, 2006 and the nine month period ended March 31, 2007 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2005	5,054,850	$0.13 – 16.81	$4.57
Granted	445,500	$4.05 – 4.45	$4.20
Exercised	(657,875)	$0.13 – 4.10	$2.91
Surrendered	(1,045,750)	$3.01 – 16.81	$5.25

Options outstanding, June 30, 2006	3,796,725	$0.90 – 16.81	$4.62
Granted	344,500	$3.72 – 4.03	$3.76
Exercised	(770,650)	$0.90 – 3.70	$2.85
Surrendered	(541,437)	$1.18 – 16.75	$5.02

Options outstanding, March 31, 2007	2,829,138	$1.06 – 16.81	$4.88

The following is additional information relating to outstanding options:

	Options Outstanding
Range of Exercise Price	March 31, 2007	June 30, 2006
$ 0.90 to $ 2.00	210,676	284,088
$ 2.31 to $ 4.00	1,121,612	1,673,412
$ 4.03 to $ 6.00	861,875	1,058,625
$ 6.90 to $ 9.88	560,475	704,600
$10.00 to $16.81	74,500	76,000

$ 0.90 to $16.81	2,829,138	3,796,725

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. Goodwill and Other Intangible Assets

As of March 31, 2007, Pervasive had goodwill in the amount of $39.0 million associated with the acquisition of Data Junction. The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $2.5 million (net of accumulated amortization of $6.1 million) as of March 31, 2007. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004.

During the third quarter of fiscal 2007, the Company determined that previously licensed modeling environment technology was not likely to provide significant future economic benefit and therefore the remaining asset was written off in the amount of $0.3 million. During the second quarter of fiscal 2007, the Company determined that previously purchased database transaction intelligence technology was not likely to provide significant future economic benefit and therefore the remaining asset was written off in the amount of $0.3 million. During the first quarter of fiscal year 2007, the Company determined that previously purchased full text search technology was not likely to provide significant future economic benefit and therefore the remaining asset was written off in the amount of $0.4 million.

The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three months ended March 31, 2007 was $0.7 million. Amortization expense for the nine months ended March 31, 2007 was $2.2 million, including the write off of $0.3 million relating to the modeling environment technology, $0.3 million relating to the database transaction intelligence technology and $0.4 million related to the full text search technology. Amortization expense for intangible assets is anticipated to be approximately $2.6 million for the year ended June 30, 2007, approximately $1.4 million for the year ended June 30, 2008 and approximately $0.6 million for the year ended June 30, 2009.

7. Management Restructuring Changes

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

8. Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS 109), “Accounting for Income Taxes”. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on disclosures in its financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007. SFAS 159 also allows an entity to early adopt the statement as of the beginning of an entity’s fiscal year that begins after the issuance of SFAS 159, provided that the entity also adopts the requirement of SFAS No. 157. The Company is currently evaluating whether adoption of SFAS 159 will have an impact on the consolidated financial statements.

PERVASIVE SOFTWARE INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our customer base is both large and diverse; we serve tens of thousands of customers in virtually every industry and market around the world. We sell products in more than 150 countries through direct sales and channel distribution. Founded in 1994, Pervasive is headquartered in Austin, Texas, with international offices in Brussels, Frankfurt, London, Paris and a joint venture in Japan.

In July 2001, we formed a business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. We do not have the ability to significantly influence or control the operations of AG-TECH and therefore, account for our investment in AG-TECH on the cost method of accounting. Pervasive’s revenues from Japan were $3.5 million and $5.4 million for the nine month periods ended March 31, 2007 and 2006, respectively. In June 2004, we renewed portions of our distribution agreement with AG-TECH for an additional three-year period ending June 30, 2007.

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

Revenue Recognition—We license our software through OEM license agreements with software developers, or ISVs and through shrink-wrap software licenses, sold through ISVs, value-added resellers, or VARs, systems integrators and distributors, or direct to end users. Revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are generally recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to us. Revenue from post contract support and the right to receive unspecified upgrades is recognized ratably over the contract term. We generally provide telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. We accrue the cost of providing this support. Revenue from consulting services and training is recognized when the related services are performed. We enter into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return product in a non-cash exchange for other products or for credits against future purchases. Revenue from shipping and handling is recognized at the shipping date. Shipping and handling costs are included in costs of product license revenues in the Consolidated Statements of Operations.

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

Sales Returns and Bad Debt Reserves—We reserve the cost of estimated sales returns, stock rotation and price protection rights as well as uncollectible accounts based on experience. We evaluate quarterly the adequacy of the reserve for sales returns, stock rotation and price protection. Because these reserves are based on our judgments and estimates, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our net sales could be adversely affected.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. We had previously concluded that a valuation allowance was required for all periods presented to the extent that we do not anticipate the ability to utilize a portion of the deferred tax assets. We have considered future taxable income in assessing the need for the valuation allowance, and we were able to determine that we expect to realize a portion of our deferred tax assets in the future in excess of the net recorded amount, resulting in an adjustment to the deferred tax asset valuation allowance in the amounts of $2.3 million and $0.3 million in the quarters ending June 30, 2006 and September 30, 2006, respectively. Further, our net operating loss and tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are frequently under audit by tax authorities in various jurisdictions. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies. Although we believe we have appropriate support for the positions taken on our tax returns, we have recorded a liability for our best estimate of the probable loss on certain of these positions. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from intercompany transfer pricing. Although we believe our recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although we believe that the estimates and assumptions supporting our assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. Due to the complexity involved, we are not able to estimate the range of reasonably possible losses in excess of amounts recorded.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Operations:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Revenues:
Product licenses	72%	74%	71%	75%
Services and other	28	26	29	25

Total revenue	100	100	100	100

Costs and expenses:
Cost of product license revenues	9	5	9	5
Cost of service and other expenses	10	12	11	12
Sales and marketing	37	40	37	42
Research and development	25	21	24	23
General and administrative	13	15	14	15
Management restructuring charges	—	7	—	2

Total costs and expenses	94	100	95	99

Operating income	6	0	5	1
Interest and other income, net	6	3	5	3
Income tax provision	(4)	—	(3)	—

Net income	8%	3%	7%	4%

Revenues

Our revenues from our embedded database product, Pervasive.SQL declined in the first nine months of fiscal year 2007 due to a variety of factors, including but not limited to, competition, reduced demand associated with the latter half of the version life cycle for Pervasive.SQL V9, and what we believe to be the negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. Our embedded database and related products represented approximately 70% of our revenue in fiscal year 2006. Our integration products represented approximately 30% of our revenue in fiscal year 2006. A continued reduction in our embedded database business, or our inability to grow our integration products business could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $10.4 million in the three months ended March 31, 2007, a decrease of 8% from the $11.4 million reported for the comparable period in the prior fiscal year. Our revenues for the nine-month period ending March 31, 2007 decreased 11% to $30.5 million as compared to $34.4 million for the comparable period in the prior fiscal year. Our product license revenues were $7.5 million in the three months ended March 31, 2007, a decrease of 12% from the $8.5 million for the comparable period in the prior fiscal year. Our product license revenues for the nine-month period ending March 31, 2007 decreased 15% to $21.7 million as compared to $25.6 million for the comparable period in the prior fiscal year.

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

Our service and other revenues were $3.0 million in the three months ended March 31, 2007, an increase of 3% over the $2.9 million for the comparable period in the prior fiscal year. Our service and other revenues for the nine-month period ending March 31, 2007 were consistent with the $8.8 million for the comparable period in the prior fiscal year.

International revenues, consisting of all revenues from customers located outside of North America, were $4.2 million and $4.4 million in the three months ended March 31, 2007 and 2006, representing 40% and 38% of total revenues, respectively. International revenues were $11.5 million and $12.9 million in the nine months ended March 31, 2007 and 2006, representing 38% and 38% of total revenues, respectively. The decline in international revenue, on a year over year basis, is primarily attributable to decreased revenue in Japan. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization and write-offs of purchased technology. Cost of product license revenues was $0.9 million and $0.6 million in the three months ended March 31, 2007 and 2006, representing 9% and 5% of total revenues, respectively. Cost of product license revenues was $2.9 million and $1.8 million for the nine-month period ending March 31, 2007 and 2006, representing 9% and 5% of total revenues, respectively. The increase in cost of product license revenues is primarily the result of the write off of our full text search purchased technology in the amount of $0.4 million in the first quarter of fiscal year 2007, the write off of our database transaction intelligence technology in the amount of $0.3 million in the second quarter of fiscal 2007 and the write off of our modeling environment technology in the amount of $0.3 million in the third quarter of fiscal 2007. We anticipate that cost of product license revenues in the near term will be lower than the costs incurred during the three months ended March 31, 2007.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.1 million and $1.4 million in the three months ended March 31, 2007 and 2006, representing 10% and 12% of total revenues, respectively. Cost of service and other revenues was $3.3 million and $4.2 million for the nine-month period ending March 31, 2007 and 2006, representing 11% and 12% of total revenues, respectively. Cost of service and other revenues decreased in dollar amount for the three and nine months ended March 31, 2007 primarily as a result of decreased staffing costs. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended March 31, 2007.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expense, marketing programs and promotional expense, and travel and entertainment. Sales and marketing expenses were $3.9 million and $4.5 million in the three months ended March 31, 2007 and 2006, representing 37% and 40% of total revenues, respectively. Sales and marketing expenses were $11.3 million and $14.5 million for the nine months ending March 31, 2007 and 2006, representing 37% and 42% of total revenues, respectively. The decrease in sales and marketing expenses is due primarily to a reduction in costs related to sales and marketing personnel, the cancellation of an open source enterprise database market development initiative, and other reductions in discretionary program spending. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended March 31, 2007.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.6 million and $2.4 million in the three months ended March 31, 2007 and 2006, representing 25% and 21% of total revenues, respectively. Research and development expenses were $7.3 million and $7.8 million for the nine months ended March 31, 2007 and 2006, representing 24% and 23% of revenues, respectively. Research and development expenses decreased for the nine months ended March 31, 2007 primarily as a result of decreased staffing costs as we transitioned development capacity from our India subsidiary to Austin and a reduction of stock-based compensation expense. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended March 31, 2007.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.4 million and $1.7 million in the three months ended March 31, 2007 and 2006, representing 13% and 15% of total revenues, respectively. General and administrative expenses were $4.3 million and $5.0 million for the nine months ended March 31, 2007 and 2006, representing 14% and 15% of total revenues, respectively. General and administrative expenses decreased primarily as a result of a decrease in stock-based compensation. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended March 31, 2007.

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

Provision for Income Taxes. Provision for income taxes was approximately $0.4 million in the three months ended March 31, 2007 and none in the three months ended March 31, 2006. Provision for income taxes was approximately $0.9 million and $0.1 million for the nine months ended March 31, 2007 and 2006, respectively. The provision for income taxes consists of income taxes related to our operations offset by a release of our valuation allowance on our deferred tax asset in the amount of $0.3 million in the first quarter of fiscal year 2007. We anticipate our effective tax rate for the remainder of fiscal 2007 to approximate 47% of income before income taxes, subject to a scheduled fourth quarter FIN 48 review of our tax positions.

Liquidity and Capital Resources

Cash provided by operations was $8.9 million and $5.6 million for the nine months ended March 31, 2007 and 2006, respectively. Cash provided by operations for the nine months ended March 31, 2007 resulted primarily from net income as adjusted for non-cash items and a decrease in accounts receivable and prepaid expenses and other current assets. Cash provided by operations for the nine months ended March 31, 2006 resulted primarily from net income as adjusted for non-cash items and an increase in accounts payable and other liabilities, partially offset by an increase in trade accounts receivable and prepaid expenses and a decrease in deferred revenue.

During the first nine months of fiscal 2007, we received net proceeds of $1.8 million from the sale or maturity of marketable securities, consisting of various taxable and tax advantaged securities. We invested $5.1 million, net, in marketable securities during the first nine months of fiscal 2006. In addition, we purchased property and equipment totaling approximately $0.5 million and $0.4 million in the nine months ended March 31, 2007 and 2006. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will be consistent with the prior fiscal year.

In December 2006, we announced the authorization of a new $5.0 million stock repurchase plan which became effective on December 14, 2006. During the three months ended March 31, 2007, we repurchased 537,950 shares of common stock at a cost of approximately $2.1 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During the nine months ended March 31, 2007 and 2006, we received approximately $2.3 million and $0.9 million, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 771,000 and 332,000 for the nine-month periods ended March 31, 2007 and 2006, respectively.

On March 31, 2007, we had $44.4 million in working capital, including $47.1 million in cash, cash equivalents and marketable securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2006, the result would have been an increase in revenue and operating income of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2006, the result would have been an increase in operating income of less than $0.1 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of all currencies was not material for the nine months ended March 31, 2007. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required public disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter which have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones we face. Any of the following risks could harm our business, financial condition or results of operations. In such case, trading price of our common stock could decline, and you may lose all or part of your investment.

Our Financial Results May Vary Significantly from Quarter to Quarter

Our operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside our control. These factors include:

•	fluctuations in demand for our products, upgrades to our products, or our services;

•	fluctuations in the demand for and deployment of client/server applications in which our Pervasive.SQL products are designed to be embedded;

•	fluctuations in demand for our products due to the potential deteriorating economic conditions on our customer base;

•	seasonality of purchases and the timing of product sales and shipments;

•	unexpected delays in introducing new products and services or improvements to existing products and services;

•	new product releases, licensing models or pricing policies by our competitors;

•	acquisitions or mergers involving us, our competitors or customers;

•	impact of changes to our product distribution strategy and pricing policies;

•	lack of order backlog;

•	loss of significant customer or distributor;

•	changes in purchasing and/or payment practices by our distributors or other customers;

•	a reduction in the number of independent software vendors, or ISVs who embed our products or value-added resellers, or VARs, who sell and deploy our products;

•	changes in the mix of domestic and international sales;

•	impact of changes to our geographic investment levels and business models;

•	changes in the cost of routine business activities;

•	gains or losses associated with discontinued operations;

•	changes in our business plan or strategy;

•	impact of severance charges associated with departing employees;

•	write-downs of the recorded book value of assets;

•	changes in generally accepted accounting principles in the United States; and

•	costs associated with the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Our Performance Depends on Market Acceptance of Pervasive.SQL

We derive a substantial portion of our revenues from the license of our Pervasive.SQL products. Continued market acceptance of Pervasive.SQL may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and demand for applications of the type built on our products. Market acceptance of Pervasive.SQL V9 (released in March 2005) and future upgrades also may be influenced by factors in our control such as product quality, relative demand for feature and functionality upgrades and any future product announcements or price changes.

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

We Must Succeed in the Data Management Software Market as well as the Data Integration Software Market if we are to Realize the Expected Benefits of the Merger with Data Junction Corporation

Our long-term strategic plan depends upon the successful development and introduction of products and solutions that address the needs of the data management software market as well as the data integration software market. In order for us to succeed in these markets, we must align strategies and objectives and focus a significant portion of our resources toward serving these markets.

In addition, our success in these markets will depend on several factors, many of which are outside our control including:

•	growth of the data management infrastructure software market;

•	growth of the data integration software market;

•	deployment of our products by enterprises; and

•	emergence of substitute technologies and products.

If we are unable to succeed in these markets, we may not realize the anticipated benefits of our merger with Data Junction and our business may be harmed.

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

In July 2001, we formed a business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive.SQL) and Pervasive.SQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive.SQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. While this venture has been successful to date, we cannot be certain that this venture will continue to be successful, which could result in our inability to successfully operate in Japan. In addition, as part of our venture, we executed a three year master distributor agreement with AG-TECH, the initial term of which expired June 30, 2004. This agreement has been renewed for an additional three-year term which expires June 30, 2007. We cannot be certain that we will continue to be able to renew our agreement with AG-TECH on terms and conditions at least as favorable to Pervasive as those contained in our present agreement. Further, we may be unable to maintain or increase Japanese market demand for our products.

We May Face Problems in Connection With Future Acquisitions, Joint Ventures or Licensing Agreements

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account for a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the fiscal year ended June 30, 2006, one distributor (our joint venture partner in Japan, AG-TECH Corporation) accounted for an aggregate of approximately 15% of our revenues, as compared to 13% in the fiscal year ended June 30, 2005. Additionally, we estimate that approximately 20% of our database revenues in the fiscal year ended June 30, 2006 were from sales related to accounting software applications. Furthermore, there is currently consolidation taking place among our ISVs that could narrow the number of customers who sell our products. For example, one of our ISVs, The Sage Group plc, has acquired Timberline Software Corporation, Softline Limited and ACCPAC International Inc., three of our ISVs. These four ISVs together, at various times, represent as much as 10% of our revenues. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

We Depend on Third-Party Technology in Our Products

We rely upon certain software that we license from third parties, including software integrated with our internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain or obtain any of these software licenses, could result in shipment delays or reductions until we develop, identify, license and integrate equivalent software. Any delay in product development or shipment could damage our business operating results and financial condition.

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

Open-source software, which is an emerging trend in the software marketplace, may impact our business as interest, demand and use increases in the database segment and poses a challenge to our business model. Private company MySQL AB in particular seems to have increased awareness for its product in the database segment. Firms adopting the open-source software model typically provide customers software produced by loosely associated groups of unpaid programmers and made available for license to end users at nominal cost, and earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. To the extent competing open-source software products gain increasing market acceptance, sale of our products may decline, we may have to reduce prices we charge for our products, and our revenue and operating margins may decline. Mass adoption of open source databases in the SME market could have a material adverse impact on our database business.

Application service providers (ASPs) or software-as-a-service (SaaS) vendors may enter our market and could cause a change in revenue models from licensing of client/server and Web-based applications to renting applications. Our competitors may be more successful than we are in adopting these revenue models and capturing related market share.

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

Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. For example, Microsoft, Oracle, IBM and Sybase all currently license royalty-free limited versions of their database technologies. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Sybase, IBM, Progress, MySQL, Ascential/IBM, Business Objects, Embarcadero, Informatica, Information Builders or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase ability of their products to address customer needs which may limit our ability to sell our products through particular partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business. We cannot be certain we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

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

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the fiscal year ended June 30, 2006, we derived 37% of our revenues outside North America. Our international operations are generally subject to a number or risks. These risks include:

•	foreign laws and business practices favoring local competition;

•	dependence on local channel partners;

•	compliance with multiple, conflicting and changing government laws and regulations;

•	longer sales cycles;

•	greater difficulty or delay in collecting payments from customer;

•	difficulties in staffing and managing foreign operations;

•	foreign currency exchange rate fluctuations and the associated effects on product demand and timing of payment;

•	increased tax rates in certain foreign countries;

•	difficulties with financial reporting in foreign countries;

•	quality control of certain development, translation or localization activities; and

•	political and economic instability.

We may expand or modify our operations internationally. Despite our efforts, we may not be able to expand or modify our operations internationally in a timely and cost-effective manner. Such an outcome would limit or eliminate any sales growth internationally, which in turn would materially adversely affect our business, operating results and financial condition. Even if we successfully expand or modify our international operations, we may be unable to maintain or increase international market demand for our product.

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

We Use a Third-Party Service Provider in India and If We Are Unable to Use Such Provider Our Business Could Be Temporarily Adversely Affected

We supplement the capabilities of our organization by contracting with a third-party service provider located in India. We may continue to allocate development and IT resources to Indian third parties. Should we be unable to conduct operations in India in the future, we believe that our business could be temporarily adversely affected.

Fluctuations in the Relative Value of Foreign Currencies Can Affect Our Business

To date, the majority of our transactions have been denominated in U.S. dollars. The majority of our international operating expenses and substantially all of our sales in Japan have been denominated in currencies other than the U.S. dollar. Therefore, our operating results may be adversely affected by changes in the value of the U.S. dollar. Certain of our international sales are denominated in U.S dollars, especially in Europe. Any strengthening of the U.S. dollar against the currencies of countries where we sell products denominated in U.S. dollars will increase the relative cost of our products and could negatively impact our sales in those countries. To the extent our international operations expand or are modified, our exposure to exchange rate fluctuations may increase. We have, on occasion, entered into limited hedging transactions to mitigate our exposure to currency fluctuations. Despite these hedging transactions, exchange rate fluctuations have caused, and will continue to cause, currency transaction gains and losses. Although these transactions have not resulted in material gains and losses to date, similar transactions could have a damaging effect on our business, results of operations or financial condition in future periods.

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

We Have Anti-Takeover Provisions

Our Restated Certificate of Incorporation and Bylaws contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals that a stockholder might consider favorable. It includes provisions to authorize the issuance of “blank check” preferred stock, establish advance notice requirements for stockholder nominations for elections to the Board of Directors or for proposing matters that can be acted upon at stockholders’ meetings; eliminate the ability of stockholders to act by written consent; require super-majority voting to approve certain amendments to the Restated Certificate of Incorporation; limit the persons who may call special meetings of stockholders; and provide for a Board of Directors with staggered, three-year terms. In addition, certain provisions of Delaware law and our 1997 Stock Incentive Plan and our 2006 Equity Incentive Plan may also have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals.

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

We May Elect to Raise Additional Capital Which Might Not Be Available or Which, if Available, May Be on Terms That Are Not Favorable to Us

We may elect to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our product, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 to January 31, 2007	88,000	$3.66	3,479,840	$4,676,000
February 1, 2007 to February 28, 2007	176,350	$3.91	3,656,190	$3,981,000
March 1, 2007 to March 31, 2007	273,600	$4.09	3,929,790	$2,855,000

Total	537,950		3,929,790	$2,855,000

In December 2006, we announced the authorization of a new $5.0 million stock repurchase plan which became effective on December 14, 2006. During the three months ended March 31, 2007, we repurchased 537,950 shares of common stock at a cost of approximately $2.1 million. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

(a)	Exhibits under Item 601 of Regulation S-K

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2++++	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

l0.7+++	Separation Agreement and Release dated January 23, 2006 between the Company and David Sikora

10.8+++	Separation Agreement and Release dated January 24, 2006 between the Company and Jeff Seiden

10.9	Separation Agreement and Release dated February 16, 2007 between the Company and Michele B. Thompson

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-l (File No. 333-32199).
**	Incorporated by reference to the Company’s Current report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 9, 2006.
++++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 5, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2007	PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2++++	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

l0.7+++	Separation Agreement and Release dated January 23, 2006 between the Company and David Sikora

10.8+++	Separation Agreement and Release dated January 24, 2006 between the Company and Jeff Seiden

10.9	Separation Agreement and Release dated February 16, 2007 between the Company and Michele B. Thompson

31.1	Rule 13a-14(a)/l5d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-l (File No. 333-32199).
**	Incorporated by reference to the Company’s Current report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 9, 2006.
++++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 5, 2007.