Form 10-K
period 2007-06-30
PERVASIVE SOFTWARE INC
filed 2007-09-13
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

(1)        Yes       ✓       No

(2)        Yes       ✓       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☑

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

As of December 31, 2006 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $47,740,399. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2007 there were 20,961,417 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s Annual Meeting of Stockholders to be held on November 13, 2007.

PERVASIVE SOFTWARE INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED

JUNE 30, 2007

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

Overview

Pervasive Software (NASDAQ: PVSW) provides embeddable data management and integration software that helps companies grow and extend the value of their data investments. Thousands of businesses worldwide rely on our solutions to help manage, integrate, analyze and secure their critical data. Our data management and integration product lines are designed specifically for small to mid-sized businesses and departments of large enterprises where high performance, flexibility, rapid deployment and low total cost of ownership (TCO) are paramount. In addition, significant portions of our product line are embeddable into commercial applications for sale predominantly to small to mid-sized enterprises (SMEs) through a well-developed channel of independent software vendors (ISVs), value-added resellers (VARs) and system integrators.

Our flagship Pervasive PSQL® database, offering unparalleled data management technology combined with very low TCO, has millions of server seats licensed since the inception of Pervasive Software Inc. in 1994. The full data management product line also includes specific solutions for data movement and synchronization, and addresses security challenges related to data integrity, accountability, continuity and availability throughout the data life cycle. The product line is designed for integration by ISVs into client/server, Web and mobile applications which are sold predominantly to SMEs and other businesses having little to no information technology (IT) infrastructure, and requiring self-tuning, low-administration products.

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

Market Opportunity

Over the past 20 years, businesses of all sizes have invested billions of dollars in application software that enabled them to automate and simplify their business processes. As the sales and implementation of these application packages proliferated since the early 1990s, organizations have faced increasing data and application infrastructure challenges and an entire software market segment emerged to address these challenges. The growth of the infrastructure software market in the United States, we believe, can primarily be traced to the demand for technologies that extend the use of established systems, enable the rapid deployment of new applications, and improve the ability to collaborate and communicate with customers and suppliers.

At the same time, we believe that the software markets as a whole are going through a maturation and commoditization phase. The emergence of Linux and other open source software solutions is testament to this trend. As markets mature and commoditize, having a “value” orientation—delivering the highest performance with the lowest TCO—becomes increasingly critical, particularly when serving SMEs. We believe infrastructure software will be a key ingredient for small to mid-sized businesses that seek to integrate and streamline their back-end systems and eliminate delays in the management and execution of critical processes. Infrastructure software includes, among other things, application development tools, integration tools and solutions, business intelligence, database, and security solutions.

We believe that maturation and commoditization trends in the software market, trends in the SME market, and trends in the data and application integration market will favor Pervasive. We believe that the market for data infrastructure software, in particular, is experiencing significant market disruption due to the high cost of many competing, more labor-intensive solutions. We further believe that in maturing and cost-sensitive markets, value leaders tend to prevail. Pervasive, with its strengths in high-performance, low-cost data management and integration solutions, is well-positioned to benefit from the trends in these markets.

The Pervasive Strategy

Our goal is to be the global value leader in embeddable data management and integration software, enabling businesses to capitalize on their data investments, while leveraging the inevitable transition from high cost to high value. Pervasive’s family of low-cost, high performance data infrastructure products, combined with a well-established channel, positions us to expand our role in one of the most dynamic and challenging IT markets in recent memory. Key elements of our strategy are:

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

Our low-TCO database is widely installed, with millions of server seats licensed since the inception of Pervasive Software Inc. in 1994. Many of these seats are deployed in SME organizations that have not yet adopted the latest generation of our database products. Therefore, we believe we have an opportunity in upgrading these seats to our current or next-generation data management products. We plan to reach these customers through our well-developed channel of ISVs, VARs, systems integrators and consultants and continue to seek their input to guide our product development activities. We intend to conduct joint marketing programs with our channel partners and customers encouraging upgrades to recent versions of our database, upgrades of additional user counts, upgrades to new or additional platforms, as well as upgrades of the ISVs’ applications themselves.

Our most-recent version, Pervasive PSQL v9, was released in March 2005, and incorporates many of the most-requested customer features and benefits, as well as a boost in SQL performance, providing opportunities for upgrades and competitive wins in the marketplace. Our next major release, Pervasive PSQL Summit™ v10, which is planned for release in early fiscal year 2008, will deliver, as always, improved performance and increased simplicity of development, deployment and ease of use. In addition, this release will feature support for the Microsoft® Windows Vista™ desktop operating system and provide the foundation for a future update which will support the next Microsoft server operating system, Windows Server® 2008.

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

Grow our Integration Product and Services Revenues.    We continue to deliver our suite of integration products to our existing channel of ISV customers, and new ISV customers, to speed and simplify the movement of data in the field when they win competitive deals, and to enable them to pre-wire their products with embedded integration to interoperate with adjacent business applications. ISVs, including Software-as-a-Service vendors, CRM vendors and packaged software vendors, have two critical problems—once they sell a new customer on their solution, they need to help their customers migrate and integrate legacy data to the new application. Today, customers expect migration and integration to be included in the solution. Combining our deep knowledge and more than 20 years of migration and integration expertise, we provide easy-to-use, cost-effective migration and integration technology, services, training and partner programs. These programs help ISVs, Software-as-a-Service (SaaS) vendors and systems integrators transform their application into “integration-ready” solutions that are scalable from one-time data migration to ongoing application integration within and beyond organizational boundaries.

We intend to continue investing in product development, marketing and sales activities focused on enhancing and leveraging our integration product line through our well-developed, existing channel of ISVs, as well as new ISVs, Software-as-a-Service vendors and systems integrators. Given the sales cycles for selling to an ISV with perhaps thousands of end user customers and given the development processes and schedules of our ISV customers, we see this as our longest-term investment in revenue opportunities associated with our integration products solutions.

Our integration product revenues are generated predominantly in North America. However, we continue to market our expanding integration product line to our customer base across Europe. Further, we have recently introduced our integration product line in China, Japan, Korea and Southeast Asia through master distribution agreements with partners to cover the marketing, sales and support of our integration products. International sales have typically represented less than 10% of integration product revenues, compared to 45% for our embedded database business, and we are focused on opportunities in new and existing international markets in fiscal year 2008.

Pursue Growth through Innovation of Complementary Products and Services.    We will continue to invest in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers.

Our innovation efforts in fiscal year 2007 resulted in the introduction of three new product and service offerings:

•	Pervasive DataTools™—downloadable, subscription-based, functional subsets of our Pervasive Data Integrator™ product,

•

Pervasive DataSolutions™—subscription-based, integration as a service delivered initially on-premises and ultimately as a multi-tenant service hosted by Pervasive and potentially by our ISV customers, and

•

Pervasive DataRush™—presently in beta, our development framework designed to enable software developers to capture the parallel processing capabilities of multi-core technologies for data-intensive applications.

We will continue to build our Pervasive DataTools, Pervasive DataSolutions and Pervasive DataRush businesses in fiscal year 2008, as well as continue to invest in additional offerings to serve our existing customers and attract new customers.

Pursue Growth by Acquisition of Complementary Businesses.    Where we are confident that we can increase shareholder value, we will seek growth opportunities for our business via the acquisition of complementary companies and technologies. We consider complementary businesses to be those involved with data infrastructure software, with a value orientation to their product offerings and with an existing partner channel or the capability of developing a partner channel. We would target the acquisition of relatively mature and stable small to mid-sized businesses through transactions with a reasonable probability of being accretive to earnings within the first year of acquisition. Unlike certain of our competitors, we will not seek to acquire application providers, as doing so could cause us to be competitive with large portions of our very important partner channel.

Remain Focused on Profitability.    Since March 2001, we have reported twenty-six consecutive quarters of profitability. Our past profitability is a result of our sharp focus on our core data management and data integration businesses and prudent expense management. Our performance was achieved in the midst of a very difficult economic environment and structural change in the software industry. We remain focused on profitability through our management of expenses, increasing marketing and sales productivity around the globe and as a result of our next-generation product releases and product line expansion anticipated in fiscal year 2008 and beyond.

Use of Cash.    We have meaningful cash resources relative to the size of our business and have been successful in generating positive cash flow in recent years. Continued positive cash flow generation coupled with an absence of suitable acquisition targets would cause us to continue to be active with our Share Repurchase Program. In fiscal year 2006 we acquired approximately 0.8 million shares of our stock on the open market at a total cost of approximately $3.2 million. In fiscal year 2007 we acquired approximately 2.7 million shares of our stock on the open market at a total cost of approximately $10.8 million, and we began the new fiscal year with $9.2 million of authorized repurchase funds remaining under our recently Board-approved $10.0 million repurchase program.

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

Pervasive PSQL®, our core database product offering, combines the high performance associated with enterprise-class databases with numerous low-maintenance features and is ideally suited for client/server, standalone or hosted applications deployed on a variety of the most popular operating systems and access methods (.NET, Java, C#, etc.)

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

Our most-recent version, Pervasive PSQL v9, was released in March 2005, and incorporates many of the most-requested customer features and benefits, as well as a boost in SQL performance, providing opportunities for upgrades and competitive wins in the marketplace. Our next major release, Pervasive PSQL Summit™ v10, which is planned for release in early fiscal year 2008, will deliver, as always, improved performance and increased simplicity of development, deployment and ease of use. In addition, this release will feature support for the Microsoft® Windows Vista™ desktop operating system and provide the foundation for a future update which will support the next Microsoft server operating system, Windows Server® 2008.

Pervasive DataExchange™ Real-Time Backup Edition, our core replication offering, features targeted solutions to data movement and synchronization problems like maintaining an off-site warm backup, driving transactional data into a data portal, and connecting remote databases. Pervasive DataExchange solutions feature a combination of product and services customized for the business problem to be solved:

•	Data high availability—provides a real-time backup of data to a secondary local or remote server for reliable protection and availability of application data;

•	Data continuity—augments end-of-day tape backups by maintaining an up-to-date warm standby at an off-site location; and

•

Data portal—bridges the gap between existing transactional systems and the Web portal or data warehouse, allowing system access for non-transactional activities, such as query and analysis, without disrupting, modifying or taxing the performance of the transactional system.

Pervasive Backup Agent™ is designed to complement existing, traditional weekly or nightly backup solutions. Pervasive Backup Agent helps provide improved integrity and reliability to traditional backups by allowing the Pervasive PSQL database to be in use and operational while buffering all changes to the database while it is accessed by third-party backup software. This allows the backup software to complete a full Point-in-Time image of the database while avoiding file access issues associated with users interacting with the system while files are being modified. When installed directly onto a server along with Pervasive PSQL, the product requires no configuration settings and no database administrator maintenance. Pervasive Backup Agent can be integrated into existing backup processes and can run in conjunction with most complementary third-party backup products.

Pervasive AuditMaster®, our core security product offering, monitors and reports activity occurring in a Pervasive PSQL database, leveraging deep-level capture, report and alert technology to enable monitoring of mission-critical data without the high costs of application redevelopment and deployment, training, or ongoing maintenance. This technology is particularly relevant for users needing compliance, monitoring and notification of personal data or information. Target markets include accounting and healthcare, both of which continue to deal with increased regulatory requirements brought about by the Sarbanes-Oxley Act and the Health Insurance Portability and Accountability Act (HIPAA). AuditMaster provides data access accountability by means of three modules:

•

Capture—The Capture module is an easily installed database plug-in. It provides a real-time monitoring Capture agent that records every event in the database in a detailed trail. It is installed at the database level, so when the database is running, AuditMaster captures and records to a secure log record of events in the database;

•

Report—Once the Capture module establishes the audit trail, the Report module allows for the activity log to be queried enabling a security administrator to perform audits on the activity within the application by verifying past activities or analyzing patterns and trends; and

•

Alert—While Reports are historical in nature, the Alert module offers proactive surveillance of future data activity. Once defined in AuditMaster, alert triggers wait for specified events of interest based on the entire range of user actions, including creating, updating and deleting data, or even simply reading it. When a watched-for event occurs, AuditMaster immediately triggers an Alert, which can take the form of an email to one or more recipients, a call to another application, or the start-up of a new application.

Data and Application Integration Product Line

Our integration and data quality analysis product line augments our low-TCO data management software offerings. Our data integration products have been developed on a single, open integration platform designed to grow and scale for diverse integration projects, providing what we believe is the industry’s best combination of performance, flexibility and TCO.

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

Pervasive Data Integrator™ is available in Universal, Professional, Standard and SaaS editions. Pervasive Data Integrator aggregates and integrates data quickly and cost-effectively for legacy migrations as well as high volume, continuous processing, targeting the needs in the traditional Extract, Transform and Load, or ETL market as a feed for data warehouses and ultimately business intelligence tools. The product also is ideal for integrating multiple business applications within or across organizations for real-time, event-driven integration closely aligned with key business processes. Pervasive’s technology and business model supports low-cost adoption by non-programmers for small data volumes all the way to complex, high-volume multi-processor implementations that handle millions of transactions. Pervasive Data Integrator provides a range of connectivity to both data sources and targets, including all major databases, flat files and legacy formats as well as SaaS and on-premises applications and formats including Salesforce, NetSuite, SAP, HIPAA, SWIFT, EDI, message queues (JMS and Websphere MQ) and enterprise service buses. The product is offered in both perpetual and monthly subscription-based licensing models.

Pervasive Data Profiler™ reduces the complexities, risk, and expense associated with manually checking data, improving IT productivity, eliminating costly rework, and increasing ROI around applications and business processes. It allows rapid assessment, profiling and validation of complete data sets rather than relying on sampling. Pervasive Data Profiler is fast and easy to deploy, and has an engine specifically designed for testing/auditing large amounts of transactional data, creating positive effects on business processes, reducing expenses, and lessening risk to IT departments and their companies. Pervasive Data Profiler’s highly scalable, data-intensive throughput is built on the Pervasive DataRush™ technology, designed to scale automatically to deliver parallel data processing on multi-core servers.

Data Profiler takes advantage of Pervasive’s data connectivity and integration capabilities, providing access for a variety of data source types, including major databases, flat files, and legacy formats. Pervasive Data Profiler delivers actionable, at-a-glance charts backed by drill-down analysis with percentages of success rate and specific counts. This information enables our customers to make faster, more accurate decisions.

Pervasive Integration Manager™ is a browser-based management console, providing single-point administration, performance monitoring, integration engine deployment and job scheduling of integration processes running on remote integration engines. With the ability to remotely administer any number of integration points throughout the organization, customers can build out their integration infrastructure as required, using a flexible and scalable architecture designed for easy manageability.

New Product Innovation

We are investing in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers. Innovation efforts are directed by our Chief Technology Officer and focused on the conceptual design and prototype development of extensions to existing products as well as new products and services. Our innovation efforts in fiscal year 2007 resulted in the introduction of three new product and service offerings: Pervasive DataTools, Pervasive DataSolutions and Pervasive DataRush.

Pervasive DataTools™ is our fast and powerful answer for all kinds of data challenges. Aggressively and conveniently priced via monthly subscriptions, these downloadable data tools put the power of 20+ years’ experience directly in the hands of our customers. Pervasive DataTools represent specific functional and connector subsets of our Pervasive Data Integrator product, delivered via a fully automated website.

Pervasive DataSolutions™ is our first step toward realizing the power of Integration-as-a-Service. We have formed a team focused on the delivery of highly targeted application-specific solutions to provide customers and partners with data services-based integration that can be configured and deployed within hours. The first product delivered by this team is Pervasive DataSynch™: Salesforce to QuickBooks Edition. Made available in June 2007 via salesforce.com’s AppExchange website, Pervasive DataSynch QuickBooks Edition automatically synchronizes customer, product and order information between Salesforce and QuickBooks. The QuickBooks edition of DataSynch is the first of many possible application-specific synchronization solutions to be provided by Pervasive and the first of many anticipated data services-based offerings, which could range from data profiling to data auditing to any number of additional data services-based solutions from Pervasive.

Pervasive DataRush™ is our 100% Java development framework that allows software developers to quickly build highly parallel, data intensive applications that take full advantage of multicore, SMP platforms. Semiconductor leaders such as Intel, AMD, Sun and IBM are delivering CPUs with an increasing number of cores on each chip. Today, consumers and businesses alike can purchase quad-core computers for what only a short time ago was the price of a single core computer. However, for the full processing capacity of multi-core computers to be captured, software developers must change the way software applications are written. Pervasive DataRush is a development framework to allow software developers to help close this hardware—software technology gap. With Pervasive DataRush in beta, we are presently engaged with prospective lighthouse customers and partners to further define the full potential of this new product as well as the optimal go-to-market strategies for execution in fiscal 2008.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” elsewhere in this Report on Form 10-K for product line revenue information.

Sales and Marketing

Indirect Channel Sales and Channel Marketing

Many SME organizations with limited IT resources, as well as departments of larger enterprises, rely on our channel to help them develop, deploy, maintain and integrate business-critical data and packaged and on-demand applications. Our products and marketing approach are specifically tailored to meet the needs of our channel partners and their customers. We believe our sharp focus on our customers and their end-users provides us with multiple sales opportunities, a cost-effective, value-added source of service and technical support and a large, loyal and well-educated channel that develops and deploys applications using our offerings.

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

We employ a sales model that sells directly into enterprises at both the corporate and departmental level. Sales Executives are part of a well-defined and comprehensive sales process based upon a sales methodology used by everyone in the sales organization that contains six stages from initial interest through evaluation and negotiation. The sales force is supported by customer relationship management system software (CRM) that supports the sales methodology, combined with marketing automation and accounting software, as well as a staff of highly trained Sales Engineers who provide high-quality technical pre-sales support during the sales cycle.

Because of the small footprint of our software combined with its ease of use, we enjoy the benefits of deploying a sales model that is primarily through a staff of Sales Executives. This model facilitates conducting the majority of our sales efforts via a telephone/Web-demonstration process composed of interviews with potential customers to determine their interest level and needs, resulting in on-target product recommendations. As a result, a combination of customer-needs driven interactive demonstrations of our products using the Internet for presentation, often with a specific problem from the customer, shown as a proof of concept, is produced. By using the Internet for delivering these proofs of concept and the interactive demonstrations, Pervasive is able to maintain a lower sales cost, which ultimately translates into our ability to offer greater integration capabilities at an overall lower TCO.

Customer Service and Technical Support

We offer multiple levels of worldwide customer service, including technical support and product maintenance. First-level support responds to most customer inquiries that are routine in scope via telephone and email. Second-level support responds to escalated technical issues and supports our large partners with dedicated technical expertise.

Our Customer Service and Support departments are committed to understanding the wide variety of business applications involving data management and integration. In order to assist customers quickly and successfully, a great deal of domain knowledge must be acquired by each member of the team. Each technical support specialist must have a working knowledge of a broad range of databases, applications, and development and operating environments, including UNIX, Linux, SQL queries, VB, Java, CRM and ERP interfaces, Web services and SOA, among many others. In addition, developer-level support ensures that developers can obtain assistance from a team knowledgeable in the developer’s programming language and toolset of choice, resulting in a shortened time to market for the developer’s internal or commercial application.

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

Worldwide customer service is provided through our corporate offices in Austin, Texas. International customer service is provided by our call center in Brussels, Belgium, and via our multi-lingual support Web site.

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

PSG will also fulfill demand for fee-based consulting services from our software developer customers and channel partners. These consulting services may include development services to migrate applications on competing databases to Pervasive PSQL, migrate existing applications to the Web, upgrade existing applications to the latest Pervasive PSQL release, and optimize database functionality through performance testing, database schema design and review, and the delivery of services related to our DataExchange or AuditMaster offerings. Consulting opportunities are often referred to our channel partners to strengthen channel loyalty, build the channel’s technical ability and increase the resource base available for future growth.

Research and Development

We have made substantial investments in research and development through both internal development and technology acquisition. As of June 30, 2007, we had 47 employees in research and development, in addition to 21 contract developers with a third-party development partner in India, and our research and development expenditures for fiscal year 2007 were $9.8 million. We will continue to invest heavily in focused research and development resources to further our vision of the future of embedded data infrastructure software, enabling businesses to capitalize on their data investments, while accelerating the inevitable transition from high cost to high value.

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

Our research and development investments in fiscal 2008 are focused on the following:

•	Embedded database technology—We continue to commit significant development resources to enhancing Pervasive PSQL with performance, features and functionality required by SME customers today and the channel of ISVs, VARs and consultants who serve them. In addition, our database development resources are focused on the delivery of product support for the Microsoft Vista desktop operating system and the Microsoft Windows Server 2008 operating system.

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

•

Security—We continue to invest in Pervasive AuditMaster, our core security offering, which monitors and reports all activity occurring in a Pervasive PSQL database, leveraging deep-level capture, report and alert technology to enable monitoring of mission critical data without the high costs of application redevelopment and deployment, training, or on-going maintenance.

•

Connectivity expansion—We continue to invest in our integration products so that they can connect a growing range of on-premises and Web-based applications, enabling us to partner with application vendors and participate in market segments that are experiencing rapid growth.

•

Platform expansion—Our integration products are deployable on a wide variety of industry-standard platforms such as UNIX (Sun Solaris, IBM-AIX and HP-UX), Linux and the various Microsoft Windows platforms. Our goal is to offer the most easily deployed, and most scalable, single integration solution available in the market and extend our appeal to a broader range of ISVs, SaaS vendors and systems integrators.

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

•

Application-specific integration solutions—We continue to invest in the creation of additional application-specific, service-based integration solutions to leverage recent investments in our Pervasive DataSynch: Salesforce to QuickBooks Edition product offering.

•

Data services—We continue to invest in data services offerings, delivering data services on-demand in a fast, easy and affordable manner. Future data services offerings may take the form of data auditing, data profiling or other data services to complement our recently released subscription-based data synchronization service, Pervasive DataSynch.

•

Parallel processing for multi-core—We continue to invest resources in the further development of our Pervasive DataRush product. Our goal is to offer the most scalable and easy-to-use Java software development framework for software developers to utilize in their creation of data-intensive applications that take full advantage of the parallel processing capabilities of emerging multi-core chip technologies.

•

New products and services—We continue to invest resources in the development of extensions to our existing products as well as the discovery of new products and services to serve our existing customers and attract new customers.

Competition

We encounter competition for our embedded database products primarily from large, public companies, including Microsoft, Oracle, Sybase, IBM, and Progress. In particular, Sybase’s small memory footprint database software product, Adaptive Server Anywhere, and Microsoft’s product, SQL Server, directly compete with our product. And, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established or emerging companies providing database products based on existing, new or open-source technologies.

Open-source software, which is an emerging trend in the software marketplace, may impact our business as interest, demand and use increases in the database segment and poses a challenge to our business model. Private company MySQL AB in particular has increased awareness for its product in the database segment. Firms adopting the open-source software model typically provide customers software produced by loosely associated groups of unpaid programmers, make licenses available to end users at nominal cost, and earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. To the extent competing open-source software products gain increasing market acceptance, sales of our products may decline, we may have to reduce prices we charge for our products, and our revenue and operating margins may decline. Broad adoption of open source databases in the SME market could have a material adverse impact on our database business.

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

Employees

As of June 30, 2007, Pervasive employed 178 full-time employees, including 69 in sales and marketing, 47 in research and development, 31 in professional services, customer service and technical support, and 31 in general and administrative. We are not subject to any collective bargaining agreement, and we believe that our relationships with our employees are good.

Facilities

Our leased headquarters facility in Austin, Texas, consists of approximately 91,000 square feet, approximately 14,000 of which has been subleased to a third party. The facility provides additional space and expansion options and is leased through October 2011. We currently lease international offices in Brussels, Frankfurt, London and Paris.

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

We Generally Operate Without a Backlog

We generally operate with virtually no order backlog because our software products are shipped and revenue is recognized shortly after orders are received. This lack of backlog makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter.

Our Performance Depends on Market Acceptance of Pervasive.SQL

We derive a substantial portion of our revenues from the license of our Pervasive PSQL® products. Continued market acceptance of Pervasive PSQL may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and demand for applications of the type built on our products. Market acceptance of Pervasive PSQL v9 (released in March 2005) and future upgrades also may be influenced by factors in our control such as product quality, relative demand for feature and functionality upgrades and any future product announcements or price changes.

Revenue from our embedded database product, Pervasive PSQL®, decreased in fiscal year 2007 relative to fiscal year 2006 and in fiscal year 2006, relative to the fiscal year 2005. We believe these decreases were due to a variety of factors, including but not limited to, competition and what we believe to be the negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. In addition, the decreases in fiscal years 2007 and 2006 were due in part to reduced customer demand within our installed base of customers for the latest version of our database product (Version 9 released in March 2005). A continued reduction in our embedded database business, or our inability to grow the integration products business we acquired as a result of our acquisition of Data Junction Corporation in fiscal year 2004, could have a material adverse effect on our business, operating results and financial condition.

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

In July 2001, we formed a business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive PSQL) and Pervasive PSQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive PSQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. While this venture has been successful to date, we cannot be certain that this venture will continue to be successful, which could result in our inability to successfully operate in Japan. In addition, as part of our venture, we executed a three year master distributor agreement with AG-TECH, the initial term of which expired June 30, 2004. This agreement has been renewed twice, most recently for an additional five-year term which expires June 30, 2012. We cannot be certain that we will continue to be able to renew our agreement with AG-TECH on terms and conditions at least as favorable to Pervasive as those contained in our present agreement. Further, we may be unable to maintain or increase Japanese market demand for our products.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account for a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the fiscal year ended June 30, 2007, one distributor (our joint venture partner in Japan, AG-TECH Corporation) accounted for an aggregate of approximately 11% of our revenues, as compared to 15% in the fiscal year ended June 30, 2006. Additionally, we estimate that approximately 20% of our database revenues in the fiscal year ended June 30, 2007 were from sales related to accounting software applications. Furthermore, there is currently consolidation taking place among our ISVs that could narrow the number of customers who sell our products. For example, one of our ISVs, The Sage Group plc, has acquired Timberline Software Corporation, Softline Limited and ACCPAC International Inc., three of our ISVs. The Sage Group family of companies has, at various times, represented as much as 10% of our revenues. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

Many of our customers use Microsoft-based operating platforms. We may face considerable challenges from the release by Microsoft of its Vista operating system and proposed future release of Windows Server 2008. If we fail to timely introduce high quality products that sufficiently support these new operating systems, current and prospective customers may elect to use our competitors’ database products, which could have a material adverse effect on our business, operating results and financial condition.

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

Open-source software, which is an emerging trend in the software marketplace, may impact our business as interest, demand and use increases in the database segment and poses a challenge to our business model. Private company MySQL AB in particular has increased awareness for its product in the database segment. Firms adopting the open-source software model typically provide customers software produced by loosely associated groups of unpaid programmers, make licenses available to end users at nominal cost, and earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. To the extent competing open-source software products gain increasing market acceptance, sale of our products may decline, we may have to reduce prices we charge for our products, and our revenue and operating margins may decline. Mass adoption of open source databases in the SME market could have a material adverse impact on our database business.

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

Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. For example, Microsoft, Oracle, IBM and Sybase all currently license royalty-free limited versions of their database technologies. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Sybase, IBM, Progress, MySQL, Ascential/IBM, Business Objects, Embarcadero, Informatica, Information Builders or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs, which may limit our ability to sell our products through particular partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business. We cannot be certain we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

We are Susceptible to a Shift in the Market for Client/Server Applications Toward Web-Based or Hosted Applications

We have derived substantially all of our historical embedded database product revenues from the use of our products in client/server applications. We expect to rely on continued market demand for client/server applications indefinitely. However, we believe market demand may shift from client/server applications to Web-based or hosted applications. If so, we cannot be certain that our existing client/server developers will migrate to Web-based or hosted applications and continue to use our products or that other developers of Web-based or hosted applications would select our data management products. In addition, this shift could result in a change in revenue models from licensing of client/server applications to renting of Web-based or hosted applications from Software-as-a-Service vendors. A decrease in client/server application sales coupled with an inability to derive revenues from the Web-based or hosted application market could have a material adverse effect on our business, operating results and financial condition.

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the fiscal year ended June 30, 2007, we derived 37% of our revenues outside North America. Our international operations are generally subject to a number or risks. These risks include:

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

The Price of Our Stock Has Been Volatile and Could Continue to Fluctuate Substantially

Our common stock is traded in the NASDAQ Global Market. The market price of our common stock has been volatile and could fluctuate substantially based on a variety of factors outside of our control, in addition to our financial performance. Furthermore, stock prices for many companies, including our own, fluctuate widely for reasons that may be unrelated to operating results.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2007 fiscal year that remained unresolved.

ITEM 2.	PROPERTIES

Our leased headquarters facility in Austin, Texas, consists of approximately 91,000 square feet, approximately 14,000 of which has been subleased to a third party. The facility provides additional space and expansion options and is leased through October 2011. We currently lease international offices in Brussels, Frankfurt, London and Paris.

ITEM 3.	LEGAL PROCEEDINGS

The company is not a party to any material legal proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded in the Nasdaq Global Market under the symbol PVSW. The Company completed its initial public offering and commenced trading on September 26, 1997. The following tables set forth the high and low closing sales prices of the Company’s common stock for each quarterly period during the two years ended June 30, 2007.

Fiscal 2006	High	Low
First Quarter	$4.91	$4.18
Second Quarter	$4.47	$3.99
Third Quarter	$4.62	$4.07
Fourth Quarter	$4.25	$4.00

Fiscal 2007	High	Low
First Quarter	$4.11	$3.69
Second Quarter	$3.89	$3.40
Third Quarter	$4.32	$3.60
Fourth Quarter	$5.98	$3.86

As of August 31, 2007, there were approximately 240 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder).

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 to April 30, 2007	9,097	$4.16	3,938,887	$2,817,000
May 1, 2007 to May 31, 2007	519,986	$4.18	4,458,873	644,000
June 1, 2007 to June 30, 2007	325,296	$4.49	4,784,169	9,160,000

Total	854,379

In December 2006, the Company announced the authorization of a $5.0 million stock repurchase plan which became effective upon expiration of the previous plan on December 14, 2006, and then upon expiration of this plan on June 11, 2007, the Company announced the authorization of a new $10.0 million stock repurchase plan. During the fourth quarter of fiscal 2007, the Company repurchased 854,379 shares under these announced plans. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of income data for the fiscal years ended June 30, 2005, 2006 and 2007 and the consolidated balance sheet data at June 30, 2006 and 2007 are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of income data for the periods ended June 30, 2003 and 2004 and the consolidated balance sheet data at June 30, 2003, 2004 and 2005 are derived from audited consolidated financial statements not included herein.

	Year Ended June 30,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues:
Product licenses	$35,373	$40,967	$36,978	$33,776	$28,851
Services and other	3,832	8,641	11,374	11,804	11,932

Total revenue	39,205	49,608	48,352	45,580	40,783
Costs and expenses:
Cost of product licenses	991	1,712	2,273	2,407	3,437
Cost of services and other	4,907	5,519	5,213	5,602	4,439
Sales and marketing	13,673	18,311	21,313	18,712	15,349
Research and development	8,033	9,983	11,084	10,320	9,819
General and administrative	4,866	5,228	4,753	6,588	5,539
Management restructuring charge	—	—	—	771	—
Write-off of acquired in-process research and development	—	1,084	—	—	—

Total costs and expenses	32,470	41,837	44,636	44,400	38,583

Operating income from continuing operations	6,735	7,771	3,716	1,180	2,200
Interest and other income, net	534	293	561	1,446	2,269
Income tax benefit (provision)	(580)	(750)	(268)	2,150	(432)

Income from continuing operations	6,689	7,314	4,009	4,776	4,037

Discontinued operations:
Gain on disposal	159	—	—	—	—

Gain from discontinued operations	159	—	—	—	—

Net income	$6,848	$7,314	$4,009	$4,776	$4,037

Basic earnings per share:
Income from continuing operations	$0.40	$0.37	$0.18	$0.21	$0.19
Gain from discontinued operations	0.01	—	—	—	—

Net income	$0.41	$0.37	$0.18	$0.21	$0.19

Diluted earnings per share:
Income from continuing operations	$0.37	$0.33	$0.17	$0.21	$0.19
Gain from discontinued operations	0.01	—	—	—	—

Net Income	$0.38	$0.33	$0.17	$0.21	$0.19

Shares used in computing basic earnings per share	16,663	19,801	22,341	22,468	21,475
Shares used in computing diluted earnings per share	17,917	21,951	23,352	22,687	21,744

	Year Ended June 30,
	2003	2004	2005	2006	2007
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$37,004	$30,729	$34,899	$43,121	$43,456
Total assets	50,592	93,868	94,205	100,638	97,740
Long-term liabilities, net of current portion	—	—	—	—	—
Total stockholders’ equity	40,202	79,085	82,743	89,161	87,004

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in the forward-looking statements. Please see the “Special Note Regarding Forward-Looking Statements” elsewhere in this Report on Form 10-K.

Overview

Pervasive Software (NASDAQ: PVSW) provides embeddable data management and integration software that helps companies grow and extend the value of their data investments. Thousands of businesses worldwide rely on our solutions to help manage, integrate, analyze and secure their critical data. Our data management and integration product lines are designed specifically for small to mid-sized businesses and departments of large enterprises where high performance, flexibility, rapid deployment and low total cost of ownership (TCO) are paramount. In addition, significant portions of our product line are embeddable into commercial applications for sale predominantly to small to mid-sized enterprises (SMEs) through a well-developed channel of independent software vendors (ISVs), value-added resellers (VARs) and system integrators.

Our flagship Pervasive PSQL® database, offering unparalleled data management technology combined with very low TCO, has millions of server seats licensed since the inception of Pervasive Software Inc., in 1994. The full data management product line also includes specific solutions for data movement and synchronization, and addresses security challenges related to data integrity, accountability, continuity and availability throughout the data life cycle. The product line is designed for integration by ISVs into client/server, Web and mobile applications which are sold predominantly to SMEs and other businesses having little to no information technology (IT) infrastructure, and requiring self-tuning, low-administration products.

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

In July 2001, we formed a business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive PSQL) and Pervasive PSQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive PSQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. We do not have the ability to significantly influence or control the operations of AG-TECH and therefore, account for our investment in AG-TECH on the cost method of accounting. In addition, as part of our venture, we executed a three year master distributor agreement with AG-TECH, the initial term of which expired June 30, 2004. This agreement has been renewed twice, most recently for an additional five-year term which expires on June 30, 2012. Pervasive’s revenues from Japan were $6.3 million, $6.8 million and $4.6 million for the fiscal years ended June 30, 2005, 2006 and 2007, respectively.

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

Stock-Based Compensation Expense—We account for employee share-based compensation costs, to include stock options and restricted stock, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) and Staff Accounting Bulletin No. 107, “Share-Based Payment.” We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our share-based awards rather than implied volatility, while the expected life was estimated to be four years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. Accordingly, our estimate of fair value may not represent the value assigned by a third-party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially impacts our results of operations, it has no impact on our cash position.

Taxes—Under the liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement 109”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. Prior to fiscal year 2006, we had concluded that a valuation allowance was required for all periods presented to the extent that we do not anticipate the ability to utilize a portion of the deferred tax assets. In fiscal years 2006 and 2007, we again considered future taxable income in assessing the need for the valuation allowance, and we were able to determine that we expect to realize a portion of our deferred tax assets in the future in excess of the net recorded amount, resulting in an adjustment to the deferred tax asset valuation allowance in the cumulative amount of $2.8 million. Further, our net operating loss and tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future.

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

	Year Ended June 30,
	2005	2006	2007
Revenues:
Product licenses	76%	74%	71%
Services and others	24	26	29

Total revenues	100%	100%	100%
Costs and expenses:
Cost of product licenses	5	5	8
Cost of services and other	10	12	11
Sales and marketing	44	41	38
Research and development	23	23	24
General and administrative	10	14	14
Management restructuring charges	—	2	—

Total costs and expenses	92	97	95
Operating income	8	3	5
Interest and other income, net	1	3	6
Income tax provision	(1)	4	(1)

Net income	8%	10%	10%

Revenues

Revenue from our embedded database product, Pervasive PSQL, decreased in fiscal year 2007, relative to the fiscal year 2006 and in fiscal year 2006, relative to fiscal year 2005. We believe these decreases were due to a variety of factors, including but not limited to, competition and what we believe to be the negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. In addition, the decreases in fiscal years 2007 and 2006 were due in part to reduced customer demand within our installed base of customers for the latest version of our database product (version 9 released March 2005). Our embedded database and related products represented approximately 67% of our revenue in fiscal year 2007. In addition, we believe the integration products we acquired in fiscal year 2004 as a result of our acquisition of Data Junction Corporation represent a growth opportunity as we invest in revenue synergies and opportunities presented by the acquired business, combined with our historical database business and channels. Our integration products represented approximately 33% of our revenue in fiscal year 2007. A continued reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

We generated total revenue of $48.3 million, $45.6 million and $40.8 million for the fiscal years ended June 30, 2005, 2006 and 2007, respectively, which represents a decrease of 6% from fiscal 2005 to 2006, and a decrease of 11% from fiscal 2006 to 2007. Our product license revenues were $37.0 million, $33.8 million and $28.9 million for the fiscal years ended June 30, 2005, 2006 and 2007, respectively, which represents a decrease of 9% from fiscal 2005 to 2006, and a decrease of 14% from fiscal 2006 to 2007. Our service and other revenues were $11.4 million, $11.8 million and $11.9 million for the fiscal years ended June 30, 2005, 2006 and 2007, respectively, which represents an increase of 4% from fiscal 2005 to 2006, and an increase of 1% from fiscal 2006 to 2007.

International revenues, consisting of all revenue from customers located outside of North America, were $18.3 million, $16.8 million and $14.9 million in fiscal 2005, 2006 and 2007, representing 38%, 37% and 37% of total revenue, respectively. The decrease in international revenue in fiscal year 2006 is primarily attributed to a decline in our embedded database revenue in Europe. The decrease in international revenue in fiscal year 2007 is primarily attributed to a decline in our embedded database revenue in Japan. We expect that international revenue will continue to account for a significant portion of our revenue in the future.

Costs and Expenses

Cost of Product Licenses Revenues.    Cost of product licenses revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product licenses revenues was $2.3 million, $2.4 million and $3.4 million in fiscal 2005, 2006 and 2007, representing 5%, 5% and 8% of total revenues respectively. Cost of product licenses revenue in fiscal year 2006 was consistent with fiscal year 2005. The increase in cost of product licenses revenue in fiscal year 2007 is primarily the result of the write off of various purchased technologies during the year in the amount of $1.1 million. We anticipate that cost of product licenses revenue in fiscal year 2008 will be consistent with fiscal year 2007, excluding the write-offs of purchased technologies.

Cost of Services and Other Revenues.    Cost of services and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase, and the costs to deliver professional services and training services to others. Cost of services and other revenues was $5.2 million, $5.6 million and $4.4 million in fiscal 2005, 2006 and 2007, representing 10%, 12% and 11% of total revenues, respectively. Cost of services and other revenues increased in fiscal year 2006 as compared to fiscal year 2005 primarily as a result of the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005. Cost of services and other revenues decreased in fiscal year 2007 as compared to fiscal year 2006 primarily as a result of a reduction in costs related to support and professional service personnel. We anticipate that cost of services and other revenues in fiscal year 2008 will be consistent with fiscal year 2007.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment, marketing programs and promotional expenses. Sales and marketing expenses were $21.3 million, $18.7 million and $15.3 million in fiscal 2005, 2006 and 2007, representing 44%, 41% and 38% of total revenues, respectively. Sales and marketing expenses decreased in fiscal 2006 primarily due to a reduction in costs related to sales and marketing personnel, offset partially by stock-based compensation expense related to the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005. Sales and marketing expenses decreased in fiscal 2007 primarily due to a reduction in costs related to sales and marketing personnel and a reduction in marketing program costs. We anticipate that sales and marketing expenses will increase during fiscal year 2008 as we increase our sales and marketing personnel and invest in marketing programs in support of new and upgraded product releases.

Research and Development.    Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $11.1 million, $10.3 million and $9.8 million in fiscal 2005, 2006 and 2007, representing 23%, 23% and 24% of total revenues, respectively. Research and development expenses decreased in fiscal year 2006 primarily due to our initial shift of engineering resources to our offshore entity, offset partially by stock-based compensation expense related to the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005. Research and development expenses decreased in fiscal year 2007 primarily due to the closing of our India subsidiary at the end of fiscal 2006. We anticipate our research and development spending to increase in fiscal year 2008 as we increase our investment in innovation of extensions to existing products as well as new products and services.

General and Administrative.    General and administrative expenses consist primarily of personnel salaries and other costs of our finance, human resources and administrative departments. General and administrative expenses were $4.8 million, $6.5 million and $5.5 million in fiscal year 2005, 2006 and 2007, representing 10%, 14% and 14% of total revenues, respectively. General and administrative expenses increased in dollar amount in fiscal year 2006 primarily as a result of the requirement to record stock-based compensation expense under FAS 123(R) beginning on July 1, 2005. General and administrative expenses decreased in dollar amount in fiscal year 2007 primarily as a result of a reduction in costs associated with executive management personnel and a corresponding reduction in FAS 123R stock option expense. We believe our general and administrative expenses will continue to decrease in fiscal year 2008 due to the full-year effect of reductions of executive management personnel during fiscal year 2007.

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

Interest and Other Income.    Interest and other income consists primarily of interest earned on various investments and was approximately $0.5 million, $1.4 million and $2.3 million in fiscal years 2005, 2006 and 2007, respectively. The increase in interest and other income in fiscal year 2006 as compared to fiscal year 2005 and in fiscal 2007 as compared to fiscal 2006 resulted from higher cash balances and higher yields on invested funds in both fiscal years.

Provision for Income Taxes.    Provision for income taxes related to operations was approximately $0.3 million and $0.4 million in fiscal 2005 and 2007, respectively. Income tax benefit was approximately $2.2 million in fiscal 2006. The provision for income taxes in fiscal 2005 consists primarily of income taxes related to foreign operations. The income tax benefit in fiscal 2006 consists primarily of the effect of a change in our valuation allowance related to our deferred tax asset in the amount of $2.3 million, offset partially by provision for income taxes related to foreign operations. The provision for income taxes in fiscal year 2007 consists of income taxes related to both our foreign and domestic operations, offset partially by a change in our valuation allowance.

Quarterly Results from Operations

The following table sets forth selected unaudited quarterly information for our last eight fiscal quarters. This information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Report, and we believe all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below. We also believe this information presents fairly the results of each period when read in conjunction with the audited consolidated financial statements and notes.

	Quarter Ended
	Sept. 30 2005	Dec. 31 2005	Mar. 31 2006	June 30 2006	Sept. 30 2006	Dec. 31 2006	Mar. 31 2007	June 30 2007
	(in thousands, except per share data)
Revenues:
Product licenses	$8,856	$8,287	$8,470	$8,163	$6,981	$7,268	$7,468	$7,134
Services and other	2,834	2,989	2,931	3,050	2,986	2,808	2,976	3,162

Total revenues	11,690	11,276	11,401	11,213	9,967	10,076	10,444	10,296
Costs and expenses:
Cost of product licenses	573	615	619	600	1,041	908	910	578
Cost of services and other	1,451	1,324	1,403	1,424	1,147	1,078	1,102	1,112
Sales and marketing	5,041	4,911	4,537	4,223	3,716	3,693	3,851	4,089
Research and development	2,877	2,509	2,399	2,535	2,249	2,506	2,575	2,489
General and administrative	1,625	1,692	1,721	1,550	1,517	1,405	1,365	1,252
Management restructuring charges	—	—	771	—	—	—	—	—

Total costs and expenses	11,567	11,051	11,450	10,332	9,670	9,590	9,803	9,520

Operating income	123	225	(49)	881	297	486	641	776
Interest and other income, net	259	324	403	460	519	563	593	594
Income tax benefit (provision)	(50)	(50)	—	2,250	(86)	(488)	(375)	517

Net income	$332	$499	$354	$3,591	$730	$561	$859	$1,887

Basic earnings per share	$0.01	$0.02	$0.02	$0.16	$0.03	$0.03	$0.04	$0.09

Diluted earnings per share:	$0.01	$0.02	$0.02	$0.16	$0.03	$0.03	$0.04	$0.09

As a Percentage of Revenues:
Revenues:
Product licenses	76%	73%	74%	73%	70%	72%	72%	69%
Services and other	24	27	26	27	30	28	28	31

Total revenues	100	100	100	100	100	100	100	100
Costs and expenses:
Cost of product licenses	5	5	5	5	10	9	9	6
Cost of services and other	12	12	12	13	12	11	10	11
Sales and marketing	43	44	40	38	37	36	37	40
Research and development	25	22	21	22	23	25	25	24
General and administrative	14	15	15	14	15	14	13	12
Management restructuring charges	—	—	7	—	—	—	—	—

Total costs and expenses	99	98	100	92	97	95	94	93

Operating income	1	2	—	8	3	5	6	7
Interest and other income, net	2	3	3	4	5	6	6	6
Income tax benefit (provision)	—	(1)	—	20	(1)	(5)	(4)	5

Net income	3%	4%	3%	32%	7%	6%	8%	18%

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

Liquidity and Capital Resources

Cash provided by operations was $5.3 million, $8.2 million and $11.9 million for fiscal 2005, 2006 and 2007, respectively. Cash provided by operations increased in fiscal 2006 as compared to fiscal year 2005 primarily due to increased net income, an increase in non-cash amortization of acquisition related intangible assets and an increase in non-cash stock-based compensation expense, partially offset by an increase in current assets primarily related to an increase in deferred tax assets. Cash provided by operations increased in fiscal 2007 as compared to fiscal year 2006 primarily due to an increase in income before taxes, non-cash amortization and write-offs of purchased technology intangible assets, a decrease in trade accounts receivable and an increase in deferred revenue. We anticipate that positive cash flow from operations will decrease in fiscal year 2008 relative to fiscal year 2007, as our trade receivables return to more normalized levels compared to revenues and as our income tax expenses increasingly result in cash payments to taxing jurisdictions.

We received net proceeds of $6.6 million from the sale or maturity of marketable securities in fiscal 2005. We invested, net, $9.1 million and $2.4 million in marketable securities in fiscal 2006 and 2007, respectively. In addition, we purchased property and equipment totaling approximately $1.2 million, $0.6 million and $0.7 million in fiscal 2005, 2006 and 2007, respectively. This property consisted primarily of computer hardware and software for general upgrade requirements in fiscal 2005, 2006 and 2007 as well as an upgrade to the front office system in 2005.

During fiscal years 2005, 2006 and 2007, we repurchased 359,700 shares, 763,700 shares and 2,697,531 shares, respectively, of common stock at a cost of approximately $1.8 million, $3.2 million and $10.8 million, respectively. In June 2007, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on June 11, 2007. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During fiscal years ended June 30, 2005, 2006 and 2007, we received approximately $1.6 million, $1.8 million and $2.6 million, respectively, in proceeds from the exercise of stock options and our employee stock purchase plan resulting in the issuance of shares of our common stock of approximately 491,000, 658,000 and 861,000 for the fiscal years ending June 30, 2005, 2006 and 2007, respectively. We terminated our employee stock purchase plan effective May 2005 and have received no proceeds from the purchase of shares under that plan since that time.

On September 24, 2004, we entered into a Lease Agreement with Carr Texas OP, LP (the “Landlord”) pursuant to which we lease approximately 91,000 square feet for use as our principal headquarters, of which approximately 14,000 square feet is subleased to a third party. The Lease Agreement replaced our prior lease with the Landlord which was terminated on September 24, 2004. We paid the Landlord $2.3 million in satisfaction of our obligations under the original lease. The cancellation fee was previously accrued and is reflected in the Company’s consolidated balance sheet as of June 30, 2004.

We routinely explore new opportunities to build, license or acquire products and services for introduction to and through our expansive worldwide channel. Any such transaction could cause us to issue dilutive equity securities, reduce our cash and marketable securities, or incur debt or contingent liabilities.

On June 30, 2007, we had $43.5 million in working capital including $46.4 million in cash, cash equivalents and marketable securities.

Summary Disclosures About Contractual Obligations

The following table summarizes our operating lease obligations, net of subtenant offsets, at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Future Minimum Lease Payments	Subtenant Offset to Future Minimum Lease Payments	Net Future Minimum Lease Payments
2008	$1,251	$271	$980
2009	1,364	278	1,086
2010	1,430	285	1,145
2011	1,396	119	1,277
2012	465	—	465
Thereafter	—	—	—

	$5,906	$953	$4,953

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes”. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized for the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are continuing to evaluate the adoption of FIN 48 and currently do not expect for it to have a material impact on our results of operations or financial position.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our financial position and results of operations. We will adopt SFAS No. 157 on July 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard permits but does not require entities to measure many financial instruments and certain other items at fair value. Once an entity has elected the fair value option for designated financial instruments and other items, changes in fair value must be recognized in the statement of operations. The election is irrevocable once made. SFAS No. 159 is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the accounting permitted by the standard and has not determined if the fair value option will be elected for eligible financial instruments or other items.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Belgium, Germany, France and England and a joint venture in Japan, and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2005, the result would have been a decrease in revenue and operating income of less than $0.1 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2006, the result would have been an increase in revenue and operating income of approximately $0.3 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2007, the result would have been an increase in revenue and operating income of approximately $0.1 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2005, the result would have been an increase in operating income of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2006, the result would have been an increase in operating income of less than $0.1 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2007, the result would have been an increase in operating income of approximately $0.1 million. The impact of fluctuations in the relative value of all other currencies for fiscal 2005, 2006 and 2007 was not material.

We monitor our foreign currency exposure and, from time to time, will attempt to reduce exposure through hedging. Gains and losses on foreign currency hedging were not material to the consolidated financial statements for fiscal years ended June 30, 2005, 2006, and 2007 as such hedging activities were minimal.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

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

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers and corporate governance is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants’ Annual Meeting of Stockholders to be held on November 13, 2007. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2007.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, and their ages as of August 31, 2007, and biographical summaries are as follows:

Name	Age	Position
John E. Farr	47	President, Chief Executive Officer and Director
Randall G. Jonkers	50	Chief Financial Officer
Michael Hoskins	53	Chief Technology Officer and Director
Stephen Padgett	47	Vice President, Information Technology

John E. Farr has served as our President, Chief Executive Officer and Director since January 2006. Previously, Mr. Farr served as our Chief Financial Officer from July 2001 to January 2006, as Vice President, Finance, from October 1998 to July 2001, as Director of Finance from April 1997 to October 1998 and as Controller from November 1994 to April 1997. Prior to joining Pervasive, Mr. Farr served as an auditor and in audit management for KPMG LLP, an international accounting firm, from 1982 to 1994. Mr. Farr received a B.B.A. in Accounting from Southwestern University.

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

Michael Hoskins has served as our Chief Technology Officer since June 2004 and as General Manager of Integration Products since October 2006 (and previously from December 2003 to June 2004). Mr. Hoskins has also served as a Director since December 2003. Prior to joining Pervasive, Mr. Hoskins served as President and Director of Data Junction Corporation for 15 years. Mr. Hoskins joined Data Junction in 1988 as Vice President of Sales. Mr. Hoskins graduated from the Bowling Green State University with a bachelor of business administration and a major in finance.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(c)    Exhibits

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2++++	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Separation Agreement and Release dated January 23, 2006 between the Company and David Sikora

10.8+++	Separation Agreement and Release dated January 24, 2006 between the Company and Jeff Seiden

10.9+++++	Separation Agreement and Release dated February 16, 2007 between the Company and Michele B. Thompson

10.10++++++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.11+++++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12+++++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.13+++++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 9, 2006.
++++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 5, 2007.
+++++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERVASIVE SOFTWARE INC. (Registrant)

By:	/S/ JOHN E. FARR
John E. Farr President and Chief Executive Officer

September 13, 2007
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN E. FARR John E. Farr	President and Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2007

/s/ RANDALL G. JONKERS Randall G. Jonkers	Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2007

/s/ SHELBY H. CARTER, JR. Shelby H. Carter, Jr.	Director and Chairman of the Board	September 13, 2007

/s/ NANCY R. WOODWARD Nancy R. Woodward	Director	September 13, 2007

/s/ DAVID A. BOUCHER David A. Boucher	Director	September 13, 2007

/s/ DAVID R. BRADFORD David R. Bradford	Director	September 13, 2007

/s/ JEFFREY S. HAWN Jeffrey S. Hawn	Director	September 13, 2007

/s/ MICHAEL E. HOSKINS Michael E. Hoskins	Director	September 13, 2007

SCHEDULE II

PERVASIVE SOFTWARE INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions/ Write-offs Charged to Allowance	Other Additions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2005	478	70	70	—	478
Year ended June 30, 2006	478	300	309	—	469
Year ended June 30, 2007	469	135	299	—	305

Valuation Allowance for Deferred Tax Assets:
Year ended June 30, 2005	11,879	—	2,132	—	9,747
Year ended June 30, 2006	9,747	—	4,083	—	5,664
Year ended June 30, 2007	5,664	—	1,908	—	3,756

S-1

PERVASIVE SOFTWARE INC.

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pervasive Software Inc:

We have audited Pervasive Software Inc. and subsidiaries (the “Company”) internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the two years in the period ended June 30, 2007, and our report dated September 11, 2007 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas

September 11, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pervasive Software Inc:

We have audited the accompanying consolidated balance sheets of Pervasive Software, Inc. and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pervasive Software, Inc. as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment, effective July 1, 2005.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The related financial statement Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 11, 2007, expressed an unqualified opinion on the effectiveness of Pervasive Software, Inc. and subsidiaries’ internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas

September 11, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pervasive Software Inc:

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Pervasive Software Inc. for the year ended June 30, 2005. Our audit also included the financial statement schedule for the year ended June 30, 2005 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the year ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Austin, Texas

September 8, 2005

P ERVASIVE SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2006	2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents, including interest-bearing investments of $28,354 in 2006 and $30,743 in 2007	$31,137	$31,563
Marketable securities	12,405	14,788
Trade accounts receivable, net of allowance for doubtful accounts of $469 in 2006 and $305 in 2007	7,383	5,563
Deferred income tax assets	1,900	771
Prepaid expenses and other current assets	1,773	1,507

Total current assets	54,598	54,192
Property and equipment, net	1,724	1,574
Purchased technology, net	4,663	2,126
Goodwill	38,953	38,508
Deferred income tax assets	400	1,071
Other assets	300	269

Total assets	$100,638	$97,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$708	$335
Accrued payroll and payroll related costs	1,174	1,247
Deferred rent and lease related accruals	1,428	1,425
Other accrued expenses	2,575	1,687
Deferred revenue	5,592	6,042

Total current liabilities	11,477	10,736

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; Authorized—75,000,000 shares; issued 25,177,605 and 26,032,855 shares in 2006 and 2007, respectively; outstanding—22,923,306 and 21,081,025 shares in 2006 and 2007, respectively	91,727	85,501
Accumulated other comprehensive loss	(1,397)	(1,365)
Retained earnings (deficit)	(1,169)	2,868

Total stockholders’ equity	89,161	87,004

Total liabilities and stockholders’ equity	$100,638	$97,740

See accompanying notes.

P ERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended June 30,
	2005	2006	2007
	(in thousands, except per share data)
Revenues:
Product licenses	$36,978	$33,776	$28,851
Services and other	11,374	11,804	11,932

Total revenues	48,352	45,580	40,783
Costs and expenses:
Cost of product licenses	2,273	2,407	3,437
Cost of services and other	5,213	5,602	4,439
Sales and marketing	21,313	18,712	15,349
Research and development	11,084	10,320	9,819
General and administrative	4,753	6,588	5,539
Management restructuring charges	—	771	—

Total costs and expenses	44,636	44,400	38,583

Operating income	3,716	1,180	2,200
Interest and other income	561	1,446	2,269

Income before income taxes	4,277	2,626	4,469
Income tax benefit (provision)	(268)	2,150	(432)

Net income	$4,009	$4,776	$4,037

Basic earnings per share	$0.18	$0.21	$0.19

Diluted earnings per share	$0.17	$0.21	$0.19

Includes share-based payment compensation expense as follows:
Cost of service and other revenues	$—	$113	$70
Sales and marketing	—	946	594
Research and development	—	549	240
General and administrative	—	1,435	1,192

Total	$—	$3,043	$2,096

See accompanying notes.

P ERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at June 30, 2004	$90,184	$(1,145)	$(9,954)	$79,085
Acquisition of 359,700 treasury shares, cumulative treasury shares of 1,490,599 and cost of $4,319 at June 30, 2005	(1,848)	—	—	(1,848)
Issuance of common stock pursuant to the exercise of stock options	1,413	—	—	1,413
Issuance of 60,342 shares of common stock pursuant to the employee stock purchase plan	200	—	—	200
Unrealized loss on investments	—	(9)	—	(9)
Foreign currency translation adjustment	—	(107)	—	(107)
Net income	—	—	4,009	4,009

Total comprehensive income				3,893

Balances at June 30, 2005	89,949	(1,261)	(5,945)	82,743
Acquisition of 763,700 treasury shares, cumulative treasury shares of 2,254,299 and cost of $7,470 at June 30, 2006	(3,151)	—	—	(3,151)
Issuance of common stock pursuant to the exercise of stock options and restricted stock awards	1,886	—	—	1,886
Stock-based compensation expense	3,043	—	—	3,043
Unrealized loss on investments	—	(36)	—	(36)
Foreign currency translation adjustment	—	(100)	—	(100)
Net income	—	—	4,776	4,776

Total comprehensive income				4,640

Balances at June 30, 2006	91,727	(1,397)	(1,169)	89,161
Acquisition of 2,697,531 treasury shares, cumulative treasury shares of 4,951,830 and cost of $18,310 at June 30, 2007	(10,840)	—	—	(10,840)
Issuance of common stock pursuant to the exercise of stock options and restricted stock awards.	2,518	—	—	2,518
Stock-based compensation expense	2,096	—	—	2,096
Unrealized gain on investments	—	31	—	31
Foreign currency translation adjustment	—	1	—	1
Net income	—	—	4,037	4,037

Total comprehensive income				4,069

Balances at June 30, 2007	$85,501	$(1,365)	$2,868	$87,004

See accompanying notes.

P ERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2005	2006	2007
	(in thousands)
Cash from operations
Income from operations	$4,009	$4,776	$4,037
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,523	2,870	2,419
Write-off of purchased technology	—	—	1,072
Non cash compensation expense pursuant to employee stock purchase plan	109	—	—
Deferred income tax expense (benefit)	—	(2,300)	904
Non-cash stock-based compensation expense	—	3,043	2,096
Other non cash items	125	—	—
Change in operating assets and liabilities:
(Increase) decrease in current assets	1,846	(228)	1,559
Increase (decrease) in accounts payable and accrued liabilities	(3,837)	108	(653)
Increase (decrease) in deferred revenue	500	(90)	418

Net cash provided by operations	5,275	8,179	11,852
Cash from investing activities
Purchase of property and equipment	(1,218)	(635)	(705)
Purchase of marketable securities	(4,622)	(12,239)	(15,048)
Proceeds from sale or maturity of marketable securities	11,222	3,139	12,665
Purchase of technology rights	(895)	—	—
Increase in other assets and other	(17)	(45)	(33)

Net cash provided by (used in) investing activities	4,470	(9,780)	(3,121)
Cash from financing activities
Purchase of treasury stock	(1,848)	(3,151)	(10,840)
Proceeds from exercise of stock options and employee stock purchase plan	1,614	1,849	2,518

Net cash used in financing activities	(234)	(1,302)	(8,322)
Effect of exchange rate changes on cash and cash equivalents	(130)	(46)	17

Change in cash and cash equivalents	9,381	(2,949)	426
Cash and cash equivalents at beginning of year	24,705	34,086	31,137

Cash and cash equivalents at end of year	$34,086	$31,137	$31,563

See accompanying notes.

P ERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

2.    Summary of Significant Accounting Policies

Revenue Recognition

The Company licenses its software through original equipment manufacturer (OEM) license agreements with software developers, or ISVs and through shrink-wrap software licenses, sold through ISVs, VARs, systems integrators and distributors, or direct to end users. Revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to the Company. Revenue from post contract support and the right to receive unspecified upgrades is recognized ratably over the contract term. The Company generally provides telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. The Company accrues the cost of providing this support. Revenue from consulting services and training is recognized when the related services are performed. The Company enters into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. The Company reserves for the cost of estimated sales returns, stock rotation and price protection rights as well as uncollectible accounts based on experience. Revenue from shipping and handling is recognized in product license revenue at the shipping date. Shipping and handling costs are included in Costs of product licenses in the Consolidated Statements of Income.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including any discount, is allocated to the delivered element. If the residual method is not used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element’s fair value without regard to the discount.

Sales Returns and Bad Debt Reserves

The Company reserves the cost of estimated sales returns, stock rotation and price protection rights as well as uncollectible accounts based on experience. The Company evaluates quarterly the adequacy of the reserve for sales returns, stock rotation and price protection. Because these reserves are based on judgments and estimates, actual results could differ from the estimates.

Software Development Costs

The Company expenses software development costs as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of its products has coincided with the general release of such software. As a result, the Company has not capitalized any such costs other than those recorded in connection with its acquisitions.

Advertising Costs

The company expenses costs of producing advertising-related and sales-related collateral materials as incurred. Other production costs associated with direct mail programs, placement costs associated with magazine or other printed media and all direct costs associated with trade shows and other sales related events are expensed when the related direct mail is sent, advertising space is used or the event is held. These expenses in 2005, 2006 and 2007 were approximately $3.0 million, $2.1 million and $1.7 million, respectively.

Income Taxes

Under the liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement 109”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company estimates its income taxes in each of the jurisdictions in which it operates as part of the process of preparing the consolidated financial statements. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. The Company then assesses the likelihood that net deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, it establishes a valuation allowance. The Company concluded that a valuation allowance was required for all periods presented. The Company considered future taxable income in assessing the need for the valuation allowance, and was able to determine that it would be able to realize a portion of deferred tax assets in the future in excess of its net recorded amount, resulting in an adjustment to the deferred tax asset valuation allowance in the amount of $2.3 million in fiscal year 2006 and $0.5 million in fiscal year 2007. Pursuant to the Internal Revenue Code, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses and tax credits that the Company may utilize include, but are not limited to, a cumulative change of more than

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

50% ownership of the Company, as defined, over a three year period, and changes in the relative mix of foreign source taxable income versus domestic taxable income. Further, the Company’s net operating loss and tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future.

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

The majority of the Company’s marketable securities mature on or before June 30, 2008. All are stated at fair market value as of June 30, 2006 and 2007, and consist of the following (in thousands):

	June 30,
	2006	2007
Marketable securities
U.S. Government Agencies	$12,230	$14,612
Certificates of Deposit	175	176

Total	$12,405	$14,788

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Intangible Assets

The Company assesses whether goodwill and indefinite-lived intangibles are impaired on an annual basis. Upon determining the existence of goodwill and/or indefinite-lived intangibles impairment, the Company measures that impairment based on the amount by which the book value of goodwill and/or indefinite-lived intangibles exceeds its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstance that would indicate that, more likely than not, the book value of goodwill and/or indefinite-lived intangibles has been impaired.

Foreign Currency Transactions

For the Company’s foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in aggregate as a component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in other income and were not significant in 2005, 2006 or 2007.

Financial instruments, principally forward pricing contracts, are used by the Company from time to time in the management of its foreign currency exposures. The fair value associated with these forward pricing contracts at June 30, 2006 and 2007 is not significant. Gains and losses on foreign currency transaction hedges are recognized in income when realized and offset the foreign exchange gains and losses on the underlying transactions. The Company does not hold or issue derivative financial instruments for trading purposes.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2001, we formed a business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. We do not have the ability to significantly influence or control the operations of AG-TECH and therefore, account for our investment in AG-TECH on the cost method of accounting. AG-TECH Corporation is one of the Company’s distribution partners in Japan and accounted for approximately 13%, 15% and 11% of the Company’s revenue during the years ended June 30, 2005, 2006 and 2007 respectively. The AG-TECH distribution agreement has been renewed twice, most recently for an additional five-year term which expires on June 30, 2012.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for employee share-based compensation costs, which include stock options and restricted stock, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) and Staff Accounting Bulletin No. 107, “Share-Based Payment”, using the modified prospective application method. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock option compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of share-based awards rather than implied volatility, while the expected life was estimated to be four years based on historical trends since the Company’s initial public offering. Further, as required under SFAS 123R, the Company now estimates forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. Accordingly, the estimate of fair value may not represent the value assigned by a third-party in an arms-length transaction. While the estimate of fair value and the associated charge to earnings materially impacts the Company’s results of operations, it has no impact on its cash position.

The Company has elected the alternative transition method described in FASB Staff Position No. FAS 123R-3 for purposes of calculating the pool of excess tax benefits (“APIC pool”) available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R for employee awards.

Cash received from option exercises under all share-based payment arrangements for the years ended June 30, 2005, 2006 and 2007, was $1.6 million, $1.8 million and $2.5 million, respectively. The estimated net tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements was approximately $0.0 million for the year ended June 30, 2005, $0.1 million for the year ended June 30, 2006 and $0.3 million for the year ended June 30, 2007.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation in fiscal year 2005 (in thousands, except per share data):

Year Ended June 30, 2005
Net income	$4,009
Deduct stock-bases compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,389)

Pro forma net income	$620

Earnings per share, basic:
As reported	$0.18
Pro forma	$0.03

Earnings per share, diluted:
As reported	$0.17
Pro forma	$0.03

Total compensation cost recognized in income for stock-based employee compensation awards was approximately $3.0 million and $2.1 million for the fiscal years ending June 30, 2006 and 2007, respectively and the total recognized tax benefit related thereto was approximately $0.2 million and $0.0 million, respectively.

During fiscal 2005, 2006 and 2007, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2005	2006	2007	2005
Risk free interest rate	3.58%	4.42%	4.58%	2.72%
Volatility factor	1.22	.92	.71	1.22
Weighted average expected life of options (in years)	4	4	4	0.5

The weighted average estimated grant date fair value, as defined by SFAS 123R, for options granted under the Company’s stock option plan during the years ended June 30, 2006 and 2007 was $2.83 and $2.14 per share, respectively. For the year ended June 30, 2005, the weighted average estimated grant date fair value for options granted under the Company’s stock option plan was $3.27 per share.

During fiscal year 2006 and 2007 the Company issued 600,000 shares and 195,000 shares, respectively, of restricted stock with a weighted average fair value of $4.23 and $4.21 per share, respectively. During fiscal year 2007, the Company issued 5,000 restricted stock units. The shares and units are being expensed over their expected terms of three to four years.

As of June 30, 2007, $1.7 million, $1.0 million, $0.4 million and $0.1 million of unrecognized compensation cost related to non-vested awards is expected to be recognized in fiscal years 2008, 2009, 2010 and 2011, respectively.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes”. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is continuing to evaluate the adoption of FIN 48 and currently does not expect for it to have a material impact on its results of operations or financial position.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its financial position and results of operations. The Company will adopt SFAS No. 157 on July 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard permits but does not require entities to measure many financial instruments and certain other items at fair value. Once an entity has elected the fair value option for designated financial instruments and other items, changes in fair value must be recognized in the statement of operations. The election is irrevocable once made. SFAS No. 159 is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the accounting permitted by the standard and has not determined if the fair value option will be elected for eligible financial instruments or other items.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,
	2006	2007
Computer equipment and purchased software	$8,050	$6,205
Office equipment, furniture and fixtures	3,396	1,972
Leasehold improvements	1,293	1,379

	12,739	9,556
Less accumulated depreciation and amortization	(11,015)	(7,982)

	$1,724	$1,574

Depreciation expense was approximately $1.1 million, $1.3 million and $0.9 million for fiscal years ending June 30, 2005, 2006 and 2007, respectively.

4.    Income Taxes

The components of income from operations before income taxes consist of the following (in thousands):

	Year ended June 30
	2005	2006	2007
Domestic income	$3,861	$2,070	$4,337
Foreign income	416	556	132

Income from operations before income taxes	$4,277	$2,626	$4,469

Significant components of expense (benefit) for income taxes attributable to operations are as follows (in thousands):

	Year ended June 30
	2005	2006	2007
Income tax provision (benefit):
Current
Federal	$122	$—	$—
State	—	51	55
Foreign	146	99	(527)

Total current	268	150	(472)

Deferred:
Federal	—	(2,300)	1,207
State	—	—	(303)
Foreign	—	—	—

Total deferred	—	(2,300)	904

	$268	$(2,150)	$432

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s provision for income taxes differs from the expected provision amount computed by applying the statutory federal income tax rate of 34% to income from continuing operations before income taxes for 2005, 2006 and 2007 as a result of the following (in thousands):

	Year ended June 30
	2005	2006	2007
Computed at statutory rate of 34%	$1,454	$893	$1,519
State income taxes, net of federal benefit	—	—	175
Effect of foreign operations	5	(82)	41
Stock option compensation	(251)	711	228
Deemed foreign dividends	58	28	147
Change in valuation allowance associated with expected realization of deferred tax assets not previously benefited	—	(2,300)	(504)
Benefit of deferred tax assets not previously recognized related to foreign tax credit carryforward	(1,151)	(1,320)	—
Benefit of deferred tax asset not previously recognized related to net operating loss carryforward	(314)	—	—
Benefit of deferred tax asset not previously recognized related to temporary difference	373	(131)	—
Federal, foreign and state tax credits generated	—	—	(500)
Non-deductible charges	32	19	7
Reduction of FAS 5 income tax contingencies	—	—	(613)
Other	62	32	(68)

	$268	$(2,150)	$432

The components of deferred income taxes at June 30, 2006 and 2007 are as follows (in thousands):

	June 30,
	2006	2007
Deferred tax assets:
Domestic tax credit carryforwards	$2,485	$622
Domestic alternative minimum tax credit carryforwards	321	341
Canadian net operating loss carryforwards	4,910	3,505
Accrued expenses and reserves	1,181	1,044
Depreciable assets	315	390
Stock-based compensation	136	409

Total deferred tax assets	9,348	6,311

Deferred tax liabilities:
Prepaid expenses	(220)	(273)
Purchased technology, net	(1,164)	(440)

Total deferred tax liabilities	(1,384)	(713)
Valuation allowance for deferred tax assets	(5,664)	(3,756)

Net deferred tax assets	$2,300	$1,842

As of June 30, 2007, the Company expects that upon filing of its domestic tax return for fiscal year 2007 it will have remaining federal research and development credit carryforwards of approximately $0.1 million, state

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

research and development credit carryforwards of approximately $0.6 million and a state temporary credit carryforward of approximately $0.2 million. These carryforwards will begin to expire in fiscal 2027, 2021 and 2027, respectively, if not utilized. In addition, the Company expects it will have an Alternative Minimum Tax Credit carryforward, which does not expire, of approximately $0.3 million. The Company also has Canadian net operating loss carryforwards of $10.9 million, a portion of which expires on an annual basis.

The valuation allowance decreased by approximately $1.9 million during the year ended June 30, 2007, $0.5 million of which relates to the expected tax benefit associated with the Company’s present assessment of the realizability of deferred tax assets not previously benefited and $1.4 million of which relates to the expiration of Canadian net operating loss carryovers not previously benefited. At June 30, 2007, the Company has a valuation allowance of $3.8 million, which is primarily related to the Canadian net operating loss carryforwards and the determination that these assets will not be able to be utilized due to the uncertainty of generating sufficient taxable income in the near future.

Deferred tax assets include approximately $0.4 million of federal research and development and Alternative Minimum Tax Credit carryforwards that were generated as a result of filing amended returns during fiscal year 2007 related to Data Junction, which was acquired by the Company in fiscal year 2004. Since the credits relate to periods prior to the Company’s acquisition of Data Junction, the benefit of these credit carryforwards was recorded to goodwill.

5.    Employee Benefits

The Company’s employees are offered health coverage under a partially self-funded plan in which the Company purchases specific stop-loss insurance coverage at $35,000 per year, per employee. The Company has also purchased an aggregate stop-loss insurance coverage to limit its maximum annual exposure to claims funded. Based on the policy census at July 1, 2007, such maximum annual exposure for the policy year ending June 30, 2008 is approximately $1.8 million. The Company pays a fixed fee per covered individual for administrative costs of the administrator and the cost of the stop-loss insurance purchased on the Company’s behalf. The Company contributes 100% toward the cost to insure each employee and 75% toward the cost to insure dependents for which coverage is requested by the employee. Expenses for the partially self-funded plan including premiums and claims funded for the years ended June 30, 2005, 2006 and 2007 were approximately $1.1 million, $0.8 million, and $0.8 million, respectively.

The Company has a 401(k) retirement plan which is available to all domestic, full-time employees. The Company’s expenses related to the plan were not significant in the years ended June 30, 2005, 2006 or 2007. In fiscal years 2005, 2006 and 2007, the Company funded a matching contribution of 10% of participant contributions made during calendar years 2004, 2005 and 2006 for all participants employed by the Company on December 31, 2004, 2005 and 2006. The amount of the match was approximately $91,000, $94,000 and $79,000 for the fiscal years ended June 30, 2005, 2006 and 2007, respectively.

6.    Common Stock and Stock Options

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During fiscal year 2006 and 2007 the Company issued 600,000 shares and 195,000 shares, respectively, of restricted stock with a weighted average fair value of $4.23 and $4.21 per share, respectively.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Intrinsic Value
Outstanding and unvested as June 30, 2006	600,000	$4.23	2.59	$2,538,000
Granted	195,000	$4.21	3.05	$821,000
Vested	—	—	—	—
Forfeited	(200,000)	$4.25	—	$(850,000)

Outstanding and unvested as June 30, 2007	595,000	$4.24	2.08	$2,509,000

A summary of changes in common stock options during the year ended June 30, 2005, 2006 and 2007 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2004	4,948,762	$0.13—16.81	$4.67
Granted	1,224,500	$3.92— 6.00	$4.13
Exercised	(430,525)	$1.18— 5.65	$3.00
Surrendered	(687,887)	$1.40— 9.88	$5.48

Options outstanding, June 30, 2005	5,054,850	$0.13—16.81	$4.57
Granted	445,500	$4.05— 4.45	$4.20
Exercised	(657,875)	$0.13— 4.10	$2.91
Surrendered	(1,045,750)	$3.01—16.81	$5.25

Options outstanding, June 30, 2006	3,796,725	$0.90—16.81	$4.62
Granted	375,500	$3.72— 4.40	$3.81
Exercised	(860,725)	$0.90— 4.35	$2.89
Surrendered	(794,312)	$1.18—16.75	$5.53

Options outstanding, June 30, 2007	2,517,188	$1.06—16.81	$4.81

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is additional information relating to options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life Of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 1.06 to $ 2.00	193,175	3.74	$1.39	193,175	$1.39
$ 2.31 to $ 4.00	1,035,413	6.99	$3.71	551,912	$3.61
$ 4.03 to $ 6.00	769,000	7.40	$4.85	443,938	$5.16
$ 6.90 to $ 9.88	445,100	5.66	$7.35	353,975	$7.39
$10.00 to $16.81	74,500	2.19	$13.26	74,500	$13.26

$ 1.06 to $16.81	2,517,188	6.49	$4.81	1,617,500	$5.04

The aggregate intrinsic value (the amount by which market price exceeds the option exercise price) for options as of June 30, 2007 is as follow:

Year Ended June 30, 2007 Aggregate Intrinsic Value (in 000s)
Options outstanding at end of year	$1,719
Options exercisable at end of year	$1,237

At June 30, 2007, 4,835,461 shares of common stock were reserved for future exercise of stock options and restricted stock awards. As part of the 2006 Plan, shareholders approved a share reserve of 5,396,725 for future exercise of stock options and restricted stock awards. The share reserve includes 4,396,725 shares that were subject to outstanding awards under the 1997 Plan (determined as of June 30, 2006) and which, if forfeited, cancelled or otherwise terminated are returned to the 2006 Plan share reserve and made available for subsequent issuance.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from operations (in thousands, except per share data):

	Year ended June 30
	2005	2006	2007
Numerator:
Net income	$4,009	$4,776	$4,037

Denominator:
Denominator for basic earnings per share—weighted average shares	22,341	22,468	21,475
Effect of dilutive securities—Employee stock options and restricted stock	1,011	911	837
Effect of dilutive securities—Unrecognized compensation cost, net of tax	—	(692)	(568)

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	23,352	22,687	21,744

Basic earnings per share	$0.18	$0.21	$0.19

Diluted earnings per share	$0.17	$0.21	$0.19

At June 30, 2005, 2006 and 2007 approximately 1,866,000, 1,469,000 and 1,534,000 shares, respectively, were not included in the diluted earnings per share calculation since the shares are anti-dilutive.

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

9.    Goodwill and Other Intangible Assets

As of June 30, 2007, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $2.1 million (net of accumulated amortization of $5.3 million) as of June 30, 2007. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004. During fiscal year 2007, the Company filed amended tax returns related to Data Junction that resulted in approximately $0.4 million of federal research and development and Alternative Minimum Tax Credit carryforwards. Since the credits relate to periods prior to the Company’s acquisition of Data Junction, the benefit of these credit carryforwards was recorded to goodwill.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is amortizing the intangible assets on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the years ended June 30, 2005, 2006 and 2007 was approximately $1.4 million, $1.6 million and $1.5 million, respectively. During fiscal year 2007, the Company determined that various purchased technologies were not likely to provide significant future economic benefit and therefore the remaining assets were written off in the amount of $1.1 million. Amortization expense for intangible assets is anticipated to be approximately $1.4 million for the year ended June 30, 2008 and approximately $0.7 million for the year ended June 30, 2009.

Purchased technology consists of the following (in thousands):

	June 30,
	2006	2007
Purchased technology	$8,502	$7,450
Accumulated amortization	(3,839)	(5,324)

	$4,663	$2,126

10.    Commitments and Contingencies

The Company leases its headquarters and international office space and, in some cases, is obligated for its proportionate share of utilities and other defined operating expenses of the related building. The Company has executed a $175,000 letter of credit as required under the headquarters office lease. Office rent expense for the Company’s domestic and international offices for the years ended June 30, 2005, 2006 and 2007, was approximately $2.0 million, $2.2 million, and $2.2 million, respectively.

On September 24, 2004, the Company entered into a Lease Agreement with Carr Texas OP, LP (the “Landlord”) pursuant to which the Company leases approximately 91,000 square feet for use as its principal headquarters, of which 14,000 square feet has been subleased to a third party. The Lease Agreement replaced the Company’s prior lease with the Landlord which was terminated on September 24, 2004. The Company paid the Landlord $2,290,000 in satisfaction of the Company’s obligations under the original lease. The cancellation fee was previously accrued by the Company and is reflected in the Company’s consolidated balance sheet as of June 30, 2004.

Future minimum lease payments, net of subtenant offsets, at June 30, 2007 under the operating leases for worldwide office space are as follows (in thousands):

	Future Minimum Lease Payments	Subtenant Offset to Future Minimum Lease Payments	Net Future Minimum Lease Payments
2008	$1,251	$271	$980
2009	1,364	278	1,086
2010	1,430	285	1,145
2011	1,396	119	1,277
2012	465	—	465
Thereafter	—	—	—

	$5,906	$953	$4,953

The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the consolidated financial position and results of operations as of June 30, 2007.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Segments of Business and Geographic Area Information

The Company is engaged in the design, development and marketing of data infrastructure software. The Company considers its business activities to constitute a single segment of business.

A summary of the Company’s operations by geographic area follows (in thousands):

	Year ended June 30,
	2005	2006	2007
Revenue:
North America	$30,016	$28,782	$25,847
Europe (majority originating from U.S)	11,321	9,429	9,645
Japan	6,336	6,776	4,556
Rest of World (all originating from U.S.)	679	593	735

Total	$48,352	$45,580	$40,783

Operating income (loss) (A):
North America	$(5,835)	$(7,333)	(7,273)
Europe (inclusive of revenue originating from U.S.)	4,104	3,715	5,037
India	(879)	(1,960)	(111)
Japan	6,326	6,758	4,547

Total	$3,716	$1,180	$2,200

Identifiable assets:
North America	$92,107	$98,884	96,673
Europe	1,099	978	556
India	485	297	68
Japan	514	479	443

Total	$94,205	$100,638	$97,740

(A)	Operating income for Europe, India and Japan do not include any allocation of marketing, product development, technical support and administrative costs incurred in the United States.

12.    Statements of Cash Flows

The change in current assets from operations reflected in the consolidated statements of cash flows is comprised of the following (in thousands):

	Year ended June 30,
	2005	2006	2007
Decrease in trade accounts receivable	$1,943	$13	$1,845
Increase in prepaid expenses and other current assets	(97)	(241)	(286)

	$1,846	$(228)	$1,559

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The increase (decrease) in accounts payable and accrued liabilities from operations reflected in the consolidated statements of cash flows is comprised of the following (in thousands):

	Year ended June 30,
	2005	2006	2007
Increase (decrease) in trade accounts payable	$(789)	$212	$(386)
Increase (decrease) in accrued payroll and payroll related costs	(1,174)	(127)	73
Increase (decrease) in deferred rent and lease related accruals	(1,262)	400	(3)
Decrease in other accrued expenses	(612)	(377)	(337)

	$(3,837)	$108	$(653)

Supplemental disclosures:
Income taxes paid (refunds received) during the year:
Domestic	$125	$(73)	$(581)

Foreign	$193	$163	$85

Non-cash activities:
Issuance of common stock under employee stock purchase plan	$200	$—	$—