Form 10-Q
period 2007-09-30
PERVASIVE SOFTWARE INC
filed 2007-11-09
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 5, 2007 there were 20,922,223 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	June 30, 2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$29,372	$31,563
Marketable securities	18,597	14,788
Trade accounts receivable, net	5,627	5,563
Deferred income tax assets	771	771
Prepaid expenses and other current assets	1,358	1,507

Total current assets	55,725	54,192
Property and equipment, net	1,486	1,574
Purchased technology, net	1,776	2,126
Goodwill	38,508	38,508
Deferred income tax assets	1,071	1,071
Other assets	264	269

Total assets	$98,830	$97,740

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$225	$335
Accrued payroll and payroll related costs	1,974	1,247
Deferred rent and lease related accruals	1,382	1,425
Other accrued expenses	1,872	1,687
Deferred revenues	6,055	6,042

Total current liabilities	11,508	10,736

Stockholders’ equity
Common stock	85,190	85,501
Retained earnings	2,132	1,503

Total stockholders’ equity	87,322	87,004

Total liabilities and stockholders’ equity	$98,830	$97,740

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2007	2006
Revenues:
Product licenses	$7,026	$6,981
Service and other	3,144	2,986

Total revenue	10,170	9,967

Costs and expenses:
Cost of product license revenues	532	1,041
Cost of service and other revenues	1,060	1,147
Sales and marketing	4,280	3,716
Research and development	2,545	2,249
General and administrative	1,430	1,517

Total costs and expenses	9,847	9,670

Operating income	323	297

Interest and other income, net	583	519
Income tax provision	(353)	(86)

Net income	$553	$730

Basic earnings per share	$0.03	$0.03

Diluted earnings per share	$0.03	$0.03

Includes share-based payment compensation expense as follows:

Cost of service and other revenues	$14	$18
Sales and marketing	134	191
Research and development	64	60
General and administrative	273	307

Total	$485	$576

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended September 30,
	2007	2006
Cash from operations
Net income	$553	$730
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	542	619
Write-off of purchased technology	—	405
Non-cash stock compensation expense	485	576
Changes in current assets and liabilities:
(Increase) decrease in trade accounts receivable	(59)	713
(Increase) decrease in prepaid expenses and other current assets	154	(69)
Increase (decrease) in accounts payable and accrued liabilities	804	(264)
Increase in deferred revenue	7	19

Net cash provided by operations	2,486	2,729

Cash from investing activities
Purchases of property and equipment	(96)	(101)
Sales and purchases of marketable securities, net	(3,768)	(549)
Decrease in other assets	5	44

Net cash used in investing activities	(3,859)	(606)

Cash from financing activities
Proceeds from exercise of stock options	234	432
Purchase of treasury stock	(1,078)	(2,450)

Net cash used in financing activities	(844)	(2,018)

Effect of exchange rate on cash and cash equivalents	26	8

Increase (decrease) cash and cash equivalents	(2,191)	113
Cash and cash equivalents at beginning of period	31,563	31,137

Cash and cash equivalents at end of period	$29,372	$31,250

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

1. General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2007, which are contained in the Company’s Annual Report filed on Form 10-K on September 13, 2007 (File No. 000-23043). The results of operations for the three month periods ended September 30, 2007 and 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,
	2007	2006
Numerator:
Net income	$553	$730

Denominator:
Denominator for basic earnings per share - weighted average shares	20,450	21,979

Effect of dilutive securities - Employee stock options and restricted stock	1,002	995
Effect of dilutive securities - Unrecognized compensation cost	(608)	(751)

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	20,844	22,223

Basic earnings per share	$0.03	$0.03

Diluted earnings per share	$0.03	$0.03

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended September 30,
	2007	2006
Net Income	$553	$730
Foreign currency translation adjustments	36	(5)
Unrealized gain on investments	41	48

Comprehensive income	$630	$773

4. Stock Compensation

The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures.

The fair value of each award granted from our stock option plan during the three months ended September 30, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three months ended September 30,
	2007	2006
Expected volatility (based on historical data)	59.8%	74.4%
Expected life in years	4	4
Risk-free interest rate	3.99%	4.76%
Fair value per award	$2.27	$2.26

As of September 30, 2007, $2.8 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.6 years.

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

A summary of changes in common stock options during the year ended June 30, 2007 and the three month period ended September 30, 2007 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2006	3,796,725	$0.90 – 16.81	$4.62
Granted	375,500	$3.72 – 4.40	$3.81
Exercised	(860,725)	$0.90 – 4.35	$2.89
Surrendered	(794,312)	$1.18 – 16.75	$5.53

Options outstanding, June 30, 2007	2,517,188	$1.06 – 16.81	$4.81
Granted	29,500	$4.60 – 4.60	$4.60
Exercised	(91,922)	$1.40 – 4.00	$2.62
Surrendered	(22,125)	$3.72 – 7.11	$5.36

Options outstanding, September 30, 2007	2,432,641	$1.06 – 16.81	$4.88

The following is additional information relating to outstanding options:

	Options Outstanding		Options Exercisable
Range of Exercise Price	September 30, 2007	June 30, 2007	September 30, 2007
$ 1.06 to $ 2.00	153,175	193,175	153,175
$ 2.31 to $ 4.00	979,366	1,035,413	511,959
$ 4.03 to $ 6.00	789,250	769,000	449,625
$ 6.90 to $ 9.88	436,350	445,100	347,538
$10.00 to $16.81	74,500	74,500	74,500

$ 1.06 to $16.81	2,432,641	2,517,188	1,536,797

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. Goodwill and Other Intangible Assets

As of September 30, 2007, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $1.8 million (net of accumulated amortization of $5.7 million) as of September 30, 2007. These intangible assets consist of purchased technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004.

The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three months ended September 30, 2007 was $0.4 million. Amortization expense for intangible assets is anticipated to be approximately $1.4 million for the year ended June 30, 2008 and approximately $0.7 million for the year ended June 30, 2009.

7. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on July 1, 2007. As a result of the implementation, the Company did not recognize any change in the liability for unrecognized tax benefit, and accordingly recorded no adjustment to the July 1, 2007 balance of retained earnings. The Company has no unrecognized tax benefits as of the date of adoption.

The Company accrues and recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of July 1, 2007, the balance of accrued interest and penalties was approximately $95,000.

With few exceptions, the Company and all of its major filing subsidiaries are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years before 2004 and no longer subject to state tax examinations by tax authorities for fiscal years before 2003.

8. Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS 109), “Accounting for Income Taxes”. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. On July 1, 2007 the Company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The Company has no adjustment to report in conjunction with the adoption of FIN 48.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Revenue Recognition – We license our software through OEM license agreements with software developers, or ISVs and through shrink-wrap software licenses, sold through ISVs, value-added resellers, or VARs, systems integrators and distributors, or direct to end users. Revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are generally recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to us. Revenue from post contract support and the right to receive unspecified upgrades is recognized ratably over the contract term. We generally provide telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. We accrue the cost of providing this support. Revenue from consulting services and training is recognized when the related services are performed. We enter into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return product in a non-cash exchange for other products or for credits against future purchases. Revenue from shipping and handling is recognized at the shipping date. Shipping and handling costs are included in costs of product license revenues in the Consolidated Statements of Operations.

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

Sales Returns and Bad Debt Reserves – We reserve the cost of estimated sales returns, stock rotation and price protection rights as well as uncollectible accounts based on experience. We evaluate quarterly the adequacy of the reserve for sales returns, stock rotation and price protection. Because these reserves are based on our judgments and estimates, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our net sales could be adversely affected.

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

Stock-Based Compensation Expense – We account for employee share-based compensation costs, to include stock options and restricted stock, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) and Staff Accounting Bulletin No. 107, “Share-Based Payment.” We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our share-based awards rather than implied volatility, while the expected life was estimated to be four years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. Accordingly, our estimate of fair value may not represent the value assigned by a third-party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially impacts our results of operations, it has no impact on our cash position.

Taxes – Under the liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement 109”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

On July 1, 2007 the Company adopted the Financial Accounting standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS 109), “Accounting for Income Taxes”. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company has no adjustment to report in conjunction with the adoption of FIN 48.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Operations:

	Three months ended September 30,
	2007	2006
Revenues:
Product licenses	69%	70%
Services and other	31	30

Total revenue	100	100

Costs and expenses:
Cost of product license revenues	5	10
Cost of service and other expenses	11	12
Sales and marketing	42	37
Research and development	25	23
General and administrative	14	15

Total costs and expenses	97	97

Operating income	3	3
Interest and other income, net	6	5
Income tax provision	(4)	(1)

Net income	5%	7%

Revenues

Revenue from our embedded database product, Pervasive PSQL, decreased in fiscal year 2007, relative to the fiscal year 2006 and in fiscal year 2006, relative to fiscal year 2005. We believe these decreases were due to a variety of factors, including but not limited to, competition and what we believe to be the negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. In addition, the decreases in fiscal years 2007 and 2006 were due in part to reduced customer demand within our installed base of customers for the then current version of our database product (version 9 released March 2005). Our embedded database and related products represented approximately 67% of our revenue in fiscal year 2007. In September 2007, we released the latest version of our database product, PSQL Summit v10. In addition, we believe the integration products we acquired in fiscal year 2004 as a result of our acquisition of Data Junction Corporation represent a growth opportunity as we invest in revenue synergies and opportunities presented by the acquired business, combined with our historical database business and channels. Our integration products represented approximately 33% of our revenue in fiscal year 2007. A continued reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $10.2 million in the three months ended September 30, 2007, an increase of 2% over the $10.0 million reported for the comparable period in the prior fiscal year. Our product license revenues were $7.0 million in the three months ended September 30, 2007 and 2006. Our service and other revenues were $3.1 million in the three months ended September 30, 2007, an increase of 5% over the $3.0 million for the comparable period in the prior fiscal year.

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

International revenues, consisting of all revenues from customers located outside of North America, were $3.7 million and $3.6 million in the three months ended September 30, 2007 and 2006, representing 37% and 36% of total revenues, respectively. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization and write-offs of purchased technology. Cost of product license revenues was $0.5 million and $1.0 million in the three months ended September 30, 2007 and 2006, representing 5% and 10% of total revenues, respectively. The decrease in cost of product license revenues is primarily the result of the write off of our full text search purchased technology in the amount of $0.4 million in the first quarter of fiscal year 2007. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the three months ended September 30, 2007.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.1 million and $1.1 million in the three months ended September 30, 2007 and 2006, representing 11% and 12% of total revenues, respectively. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended September 30, 2007.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expense, marketing programs and promotional expense, and travel and entertainment. Sales and marketing expenses were $4.3 million and $3.7 million in the three months ended September 30, 2007 and 2006, representing 42% and 37% of total revenues, respectively. The increase in sales and marketing expenses is due primarily to an increase in costs related to sales and marketing personnel and an increase in discretionary marketing program spending. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended September 30, 2007.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.5 million and $2.2 million in the three months ended September 30, 2007 and 2006, representing 25% and 23% of total revenues, respectively. Research and development expenses increased for the three months ended September 30, 2007 primarily as a result of increased staffing and personnel costs. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended September 30, 2007.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.4 million and $1.5 million in the three months ended September 30, 2007 and 2006, representing 14% and 15% of total revenues, respectively. General and administrative expenses decreased primarily as a result of a decrease in staffing and personnel costs. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended September 30, 2007.

Provision for Income Taxes. Provision for income taxes was approximately $0.4 million and $0.1 million in the three months ended September 30, 2007 and 2006, respectively. The provision for income taxes consists of income taxes related to our operations, which in the quarter ended September 30, 2007, was partially offset by a release of our valuation allowance on our deferred tax asset in the amount of $0.3 million. We anticipate our effective tax rate for the remainder of fiscal 2008 to approximate 35% of income before income taxes. On July 1, 2007 the Company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The Company has no adjustment to report in conjunction with the adoption of FIN 48.

Liquidity and Capital Resources

Cash provided by operations was $2.5 million and $2.7 million for the three months ended September 30, 2007 and 2006, respectively. Cash provided by operations for the three months ended September 30, 2007 resulted primarily from net income as adjusted for non-cash items and an increase in accounts payable and accrued liabilities. Cash provided by operations for the three months ended September 30, 2006 resulted primarily from income from operations and a decrease in trade accounts receivable, offset by a decrease in accounts payable and accrued liabilities.

During the quarters ended September 30, 2007 and 2006, we invested $3.8 million and $0.5 million, net, respectively, in marketable securities, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $0.1 million and $0.1 million in the three months ended September 30, 2007 and 2006, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures in the near term will be consistent with recent quarterly expenditures.

In June 2007, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on June 11, 2007. During the three months ended September 30, 2007, we repurchased 233,382 shares of common stock at a cost of approximately $1.1 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During the three months ended September 30, 2007 and 2006, we received approximately $0.2 million and $0.4 million, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 92,000 and 120,000 for the three-month periods ended September 30, 2007 and 2006, respectively.

On September 30, 2007, we had $44.2 million in working capital, including $48.0 million in cash, cash equivalents and marketable securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2007, the result would have been an increase in revenue and operating income of approximately $0.1 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2007, the result would have been an increase in operating income of approximately $0.1 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of all currencies was not material for the three months ended September 30, 2007. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2007, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required public disclosure.

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

Our Performance Depends on Market Acceptance of Pervasive.SQL

We derive a substantial portion of our revenues from the license of our Pervasive PSQL® products. Continued market acceptance of Pervasive PSQL may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and demand for applications of the type built on our products. Market acceptance of Pervasive PSQL Summit v10 (released in September 2007) and future upgrades also may be influenced by factors in our control such as product quality, relative demand for feature and functionality upgrades and any future product announcements or price changes.

Revenue from our embedded database product, Pervasive PSQL®, decreased in fiscal year 2007 relative to fiscal year 2006 and in fiscal year 2006, relative to the fiscal year 2005. We believe these decreases were due to a variety of factors, including but not limited to, competition and what we believe to be the negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. In addition, the decreases in fiscal years 2007 and 2006 were due in part to reduced customer demand within our installed base of customers for the then current version of our database product (Version 9 released in March 2005). In September 2007, we released the latest version of our database product, PSQL Summit v10. A continued reduction in our embedded database business, or our inability to grow the integration products business we acquired as a result of our acquisition of Data Junction Corporation in fiscal year 2004, could have a material adverse effect on our business, operating results and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 to July 31, 2007	—	—	4,784,169	$9,160,000
August 1, 2007 to August 31, 2007	205,030	$4.58	4,989,199	$8,221,000
September 1, 2007 to September 30, 2007	28,352	$4.65	5,017,551	$8,089,000

Total	233,382

In June 2007, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on June 11, 2007. During the three months ended September 30, 2007, we repurchased 233,382 shares of common stock at a cost of approximately $1.1 million. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 6. EXHIBITS

(a) Exhibits under Item 601 of Regulation S-K

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2++++	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Separation Agreement and Release dated January 23, 2006 between the Company and David Sikora

10.8+++	Separation Agreement and Release dated January 24, 2006 between the Company and Jeff Seiden

10.9+++++	Separation Agreement and Release dated February 16, 2007 between the Company and Michele B. Thompson

10.10++++++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.11+++++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12+++++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12+++++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).

**	Incorporated by reference to the Company’s Current report on Form 8-K filed January 24, 2006.

***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.

++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.

+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 9, 2006.

++++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 5, 2007.

+++++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2007.

++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.

+++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2007	PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2++++	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Separation Agreement and Release dated January 23, 2006 between the Company and David Sikora

10.8+++	Separation Agreement and Release dated January 24, 2006 between the Company and Jeff Seiden

10.9+++++	Separation Agreement and Release dated February 16, 2007 between the Company and Michele B. Thompson

10.10++++++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.11+++++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12+++++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12+++++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).

**	Incorporated by reference to the Company’s Current report on Form 8-K filed January 24, 2006.

***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.

++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.

+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 9, 2006.

++++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 5, 2007.

+++++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2007.

++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.

+++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.