Form 10-Q
period 2007-12-31
PERVASIVE SOFTWARE INC
filed 2008-02-08
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of February 7, 2008, there were 19,660,075 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2007	June 30, 2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$34,594	$31,563
Marketable securities	12,016	14,788
Trade accounts receivable, net	5,182	5,563
Deferred income tax assets	700	771
Prepaid expenses and other current assets	1,361	1,507

Total current assets	53,853	54,192
Property and equipment, net	1,478	1,574
Purchased technology, net	1,278	2,126
Goodwill	38,508	38,508
Deferred income tax assets	1,301	1,071
Other assets	324	269

Total assets	$96,742	$97,740

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$734	$335
Accrued payroll and payroll related costs	1,585	1,247
Deferred rent and lease related accruals	1,339	1,425
Other accrued expenses	1,408	1,687
Deferred revenues	5,651	6,042

Total current liabilities	10,717	10,736

Stockholders’ equity:
Common stock	83,181	85,501
Retained earnings	2,844	1,503

Total stockholders’ equity	86,025	87,004

Total liabilities and stockholders’ equity	$96,742	$97,740

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Revenues:
Product licenses	$7,155	$7,268	$14,181	$14,249
Service and other	3,187	2,808	6,331	5,794

Total revenue	10,342	10,076	20,512	20,043

Costs and expenses:
Cost of product license revenues	691	908	1,223	1,949
Cost of service and other revenues	1,047	1,078	2,107	2,225
Sales and marketing	4,305	3,693	8,585	7,409
Research and development	2,617	2,506	5,162	4,755
General and administrative	1,241	1,405	2,671	2,922

Total costs and expenses	9,901	9,590	19,748	19,260

Operating income	441	486	764	783

Interest and other income, net	459	563	1,042	1,082
Income tax provision	(215)	(488)	(568)	(574)

Net income	$685	$561	$1,238	$1,291

Basic earnings per share	$0.03	$0.03	$0.06	$0.06

Diluted earnings per share	$0.03	$0.03	$0.06	$0.06

Includes share-based payment compensation expense as follows:

Cost of service and other revenues	$13	$17	$27	$35
Sales and marketing	126	133	260	324
Research and development	59	57	123	117
General and administrative	266	337	539	644

Total	$464	$544	$949	$1,120

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended December 31,
	2007	2006
Cash from operations
Net income	$1,238	$1,291
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,081	1,286
Write-off of purchased technology	147	691
Non-cash stock compensation expense	949	1,120
Non-cash changes in deferred tax assets	(160)	693
Changes in current assets and liabilities:
Decrease in trade accounts receivable	382	1,123
Decrease in prepaid expenses and other current assets	153	2
Increase (decrease) in accounts payable and accrued liabilities	412	(617)
Decrease in deferred revenue	(392)	(29)

Net cash provided by operations	3,810	5,560

Cash from investing activities
Purchases of property and equipment	(275)	(312)
Sales and purchases of marketable securities, net	2,823	1,952
(Increase) decrease in other assets	(54)	46

Net cash provided by investing activities	2,494	1,686

Cash from financing activities
Proceeds from exercise of stock options	285	1,109
Purchase of treasury stock	(3,601)	(5,000)

Net cash used in financing activities	(3,316)	(3,891)

Effect of exchange rate on cash and cash equivalents	43	64

Increase in cash and cash equivalents	3,031	3,419
Cash and cash equivalents of beginning of period	31,563	31,137

Cash and cash equivalents at end of period	$34,594	$34,556

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

1. General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2007, which are contained in the Company’s Annual Report filed on Form 10-K on September 13, 2007 (File No. 000-23043). The results of operations for the three and six month periods ended December 31, 2007 and 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Numerator:
Net income	$685	$561	$1,238	$1,291

Denominator:
Denominator for basic earnings per share - weighted average shares	20,160	21,585	20,305	21,782

Effect of dilutive securities - Employee stock options and restricted stock	925	887	964	939
Effect of dilutive securities - Unrecognized compensation cost	(603)	(540)	(605)	(646)

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	20,482	21,932	20,664	22,075

Basic earnings per share	$0.03	$0.03	$0.06	$0.06

Diluted earnings per share	$0.03	$0.03	$0.06	$0.06

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net Income	$685	$561	$1,238	$1,291
Foreign currency translation adjustments	18	50	54	45
Unrealized gain (loss) on investments	9	(3)	50	45

Comprehensive income	$712	$608	$1,342	$1,381

4. Stock Compensation

The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures.

The fair value of each award granted from our stock option plan during the three and six months ended December 31, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Expected volatility (based on historical data)	47.9%	71.1%	55.6%	71.6%
Expected life in years	4	4	4	4
Risk-free interest rate	3.19%	4.56%	3.67%	4.59%
Fair value per award	$1.86	$2.10	$2.10	$2.12

As of December 31, 2007, $2.6 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.3 years.

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

A summary of changes in common stock options during the year ended June 30, 2007 and the six month period ended December 31, 2007 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2006	3,796,725	$0.90 – 16.81	$4.62
Granted	375,500	$3.72 – 4.40	$3.81
Exercised	(860,725)	$0.90 – 4.35	$2.89
Surrendered	(794,312)	$1.18 – 16.75	$5.53

Options outstanding, June 30, 2007	2,517,188	$1.06 – 16.81	$4.81
Granted	49,000	$4.55 – 4.60	$4.58
Exercised	(106,622)	$1.18 – 4.05	$2.67
Surrendered	(115,750)	$3.72 – 16.81	$6.61

Options outstanding, December 31, 2007	2,343,816	$1.06 – 16.81	$4.81

The following is additional information relating to outstanding options:

	Options Outstanding		Options Exercisable
Range of Exercise Price	December 31, 2007	June 30, 2007	December 31, 2007
$ 1.06 to $ 2.00	151,975	193,175	151,975
$ 2.31 to $ 4.00	955,241	1,035,413	653,303
$ 4.03 to $ 6.00	770,750	769,000	478,063
$ 6.90 to $ 9.88	399,350	445,100	380,725
$10.00 to $16.81	66,500	74,500	66,500

$ 1.06 to $16.81	2,343,816	2,517,188	1,730,566

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. Goodwill and Other Intangible Assets

As of December 31, 2007, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $1.3 million (net of accumulated amortization of $6.2 million) as of December 31, 2007. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004.

The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three and six months ended December 31, 2007, was $0.5 million and $0.8 million, respectively. Amortization expense for intangible assets is anticipated to be approximately $1.5 million for the year ended June 30, 2008 and approximately $0.6 million for the year ended June 30, 2009.

7. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on July 1, 2007. As a result of the implementation, the Company did not recognize any change in the liability for unrecognized tax benefit, and accordingly recorded no adjustment to the July 1, 2007 balance of retained earnings. The Company has no unrecognized tax benefits as of the date of adoption.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

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

In July 2001, we formed a business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive PSQL) and Pervasive PSQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive PSQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. We do not have the ability to significantly influence or control the operations of AG-TECH and therefore, account for our investment in AG-

TECH on the cost method of accounting. In addition, as part of our venture, we executed a three year master distributor agreement with AG-TECH, the initial term of which expired June 30, 2004. This agreement has been renewed twice, most recently for an additional five-year term which expires on June 30, 2012. Pervasive’s revenues from Japan were $6.3 million, $6.8 million and $4.6 million for the fiscal years ended June 30, 2005, 2006 and 2007, respectively.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. We had previously concluded that a valuation allowance was required for all periods presented to the extent that we do not anticipate the ability to utilize a portion of the deferred tax assets. We have considered future taxable income in assessing the need for the valuation allowance, and we were able to determine that we expect to realize a portion of our deferred tax assets in the future in excess of the net recorded amount, resulting in an adjustment to the deferred tax asset valuation allowance in the cumulative amount of $2.8 million in the prior fiscal year. Further, our net operating loss and tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future.

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

On July 1, 2007 the Company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS 109), “Accounting for Income Taxes”. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company did not have an adjustment to report in conjunction with the adoption of FIN 48.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Operations:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Revenues:
Product licenses	69%	72%	69%	71%
Services and other	31	28	31	29

Total revenue	100	100	100	100

Costs and expenses:
Cost of product license revenues	7	9	6	10
Cost of service and other expenses	10	11	10	11
Sales and marketing	42	36	42	37
Research and development	25	25	25	24
General and administrative	12	14	13	14

Total costs and expenses	96	95	96	96

Operating income	4	5	4	4
Interest and other income, net	5	6	5	5
Income tax provision	(2)	(5)	(3)	(3)

Net income	7%	6%	6%	6%

Revenues

Our embedded database and related products represented approximately 70% of our revenue in fiscal year 2007 and in the first six months of fiscal year 2008. Our integration products represented approximately 30% of our revenue in fiscal year 2007 and in the first six months of fiscal year 2008. A reduction in our embedded database business, or our inability to grow our integration products business could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $10.3 million in the three months ended December 31, 2007, an increase of 3% over the $10.1 million reported for the comparable period in the prior fiscal year. Our revenues for the six-month period ending December 31, 2007 increased 2% to $20.5 million as compared to $20.0 million for the comparable period in the prior fiscal year. Our product license revenues were $7.2 million in the three months ended December 31, 2007, a decrease of 2% from the $7.3 million for the comparable period in the prior fiscal year. Our product license revenues for the six-month period ending December 31, 2007 were $14.2 million consistent with the $14.2 million for the comparable period in the prior fiscal year.

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

Our service and other revenues were $3.2 million in the three months ended December 31, 2007, an increase of 13% over the $2.8 million for the comparable period in the prior fiscal year. Our service and other revenues for the six-month period ending December 31, 2007 were $6.3 million, an increase of 9% over the $5.8 million for the comparable period in the prior fiscal year.

International revenues, consisting of all revenues from customers located outside of North America, were $3.9 million and $3.7 million in the three months ended December 31, 2007 and 2006, respectively, representing 37% of total revenues in both periods. International revenues were $7.6 million and $7.4 million in the six months ended December 31, 2007 and

2006, representing 37% of total revenues in both periods. The increase in international revenue, on a year over year basis, is primarily attributable to an improvement in the results of our Japan distributor, partially offset by a decline in Europe. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization and write-offs of purchased technology. Cost of product license revenues was $0.7 million and $0.9 million in the three months ended December 31, 2007 and 2006, representing 7% and 9% of total revenues, respectively. Cost of product license revenues was $1.2 million and $1.9 million for the six-month period ending December 31, 2007 and 2006, representing 6% and 10% of total revenues, respectively. The decrease in cost of product license revenues is primarily the result of the write off of our full text search purchased technology in the amount of $0.4 million in the first quarter of fiscal year 2007 and the write off of our database transaction intelligence technology in the amount of $0.3 million in the second quarter of fiscal 2007 partially offset by the write off of other technology in the amount of $0.1 million in the second quarter of fiscal 2008. We anticipate that cost of product license revenues in the near term will be lower than the costs incurred during the three months ended December 31, 2007.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.0 million and $1.1 million in the three months ended December 31, 2007 and 2006, representing 10% and 11% of total revenues, respectively. Cost of service and other revenues was $2.1 million and $2.2 million for the six-month period ending December 31, 2007 and 2006, representing 10% and 11% of total revenues, respectively. Cost of service and other revenues decreased in dollar amount for the three and six months ended December 31, 2007 primarily as a result of decreased staffing costs. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended December 31, 2007.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expense, marketing programs and promotional expense, and travel and entertainment. Sales and marketing expenses were $4.3 million and $3.7 million in the three months ended December 31, 2007 and 2006, representing 42% and 36% of total revenues, respectively. Sales and marketing expenses were $8.6 million and $7.4 million for the six months ending December 31, 2007 and 2006, representing 42% and 37% of total revenues, respectively. The increase in sales and marketing expenses is due primarily to an increase in staffing and personnel costs in fiscal year 2008 as compared to fiscal year 2007. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended December 31, 2007.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.6 million and $2.5 million in the three months ended December 31, 2007 and 2006, representing 25% of total revenues in both periods. Research and development expenses were $5.2 million and $4.8 million for the six months ended December 31, 2007 and 2006, representing 25% and 24% of revenues, respectively. Research and development expenses increased for the six months ended December 31, 2007 primarily as a result of our increased investment in new product development initiatives. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended December 31, 2007.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.2 million and $1.4 million in the three months ended December 31, 2007 and 2006, representing 12% and 14% of total revenues, respectively. General and administrative expenses were $2.7 million and $2.9 million for the six months ended December 31, 2007 and 2006, representing 13% and 14% of total revenues, respectively. General and administrative expenses decreased primarily as a result of a decrease in stock-based compensation. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended December 31, 2007.

Interest and Other Income. Interest and other income was $0.5 million and $0.6 million for the three months ended December 31, 2007 and 2006, respectively. Interest and other income was $1.0 million and $1.1 million for the six months ended December 31, 2007 and 2006, respectively. Interest and other income decreased due to lower market interest rates and transition of a portion of the portfolio into tax exempt financial instruments in the first half of fiscal year 2008.

Provision for Income Taxes. Provision for income taxes was approximately $0.2 million and $0.5 million in the three months ended December 31, 2007 and 2006, respectively. Provision for income taxes was approximately $0.6 million for each of the six months ended December 31, 2007 and 2006, respectively. We anticipate our effective tax rate for the remainder of fiscal 2008 to approximate 30% of income before income taxes. On July 1, 2007 the Company adopted FIN 48. The Company did not have an adjustment to report in conjunction with the adoption of FIN 48.

Liquidity and Capital Resources

Cash provided by operations was $3.8 million and $5.6 million for the six months ended December 31, 2007 and 2006, respectively. Cash provided by operations for the six months ended December 31, 2007 resulted primarily from net income as adjusted for non-cash items, a decrease in accounts receivable and prepaid expenses and other current assets and an increase in accounts payable and accrued liabilities, offset by a decrease in deferred revenue. Cash provided by operations for the six months ended December 31, 2006 resulted primarily from net income as adjusted for non-cash items and a decrease in trade accounts receivable.

During the first six months of fiscal 2008 and 2007, we received net proceeds of $2.8 million and $2.0 million from the sale or maturity of marketable securities, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $0.3 million in each of the six months ended December 31, 2007 and 2006. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will be consistent with the prior fiscal year.

In June 2007, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on June 11, 2007. During the three months ended December 31, 2007, we repurchased 570,352 shares of common stock at a cost of approximately $2.5 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During the six months ended December 31, 2007 and 2006, we received approximately $0.3 million and $1.1 million, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 107,000 and 351,000 for the six-month periods ended December 31, 2007 and 2006, respectively.

On December 31, 2007, we had $43.1 million in working capital, including $46.6 million in cash, cash equivalents and marketable securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2007, the result would have been an increase in revenue and operating income of approximately $0.1 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2007, the result would have been an increase in operating income of approximately $0.1 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of all currencies was not material for the six months ended December 31, 2007. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2007, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required public disclosure.

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

Our Financial Results May Vary Significantly from Quarter to Quarter

Our operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside our control. These factors include:

•	fluctuations in demand for our products, upgrades to our products, or our services;

•	fluctuations in the demand for and deployment of client/server applications in which our Pervasive. SQL products are designed to be embedded;

•	fluctuations in demand for our products due to the potential deteriorating economic conditions on our customer base;

•	seasonality of purchases and the timing of product sales and shipments;

•	unexpected delays in introducing new products and services or improvements to existing products and services;

•	new product releases, licensing models or pricing policies by our competitors;

•	acquisitions or mergers involving us, our competitors or customers;

•	impact of changes to our product distribution strategy and pricing policies;

•	lack of order backlog;

•	loss of significant customer or distributor;

•	changes in purchasing and/or payment practices by our distributors or other customers;

•	a reduction in the number of independent software vendors, or ISVs who embed our products or value-added resellers, or VARs, who sell and deploy our products;

•	changes in the mix of domestic and international sales;

•	impact of changes to our geographic investment levels and business models;

•	changes in the cost of routine business activities;

•	gains or losses associated with discontinued operations;

•	changes in our business plan or strategy;

•	impact of severance charges associated with departing employees;

•	write-downs of the recorded book value of assets;

•	changes in generally accepted accounting principles in the United States; and

•	costs associated with the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Seasonality May Contribute to Fluctuations in Our Quarterly Operating Results

Our business has, on occasion, experienced seasonal customer buying patterns. In past years, we have generally experienced relatively weaker demand in the quarter ending September 30. We believe that this pattern may occur in the future. In addition, we anticipate that demand for our products in Europe and Japan will decline in the summer months because of reduced corporate buying patterns during the vacation season.

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

Open-source software, which is an emerging trend in the software marketplace, may impact our business as interest, demand and use increases in the database and integration segments and poses a challenge to our business model. MySQL AB in particular has increased awareness for its product in the database segment. Firms adopting the open-source software model typically provide customers software produced by loosely associated groups of unpaid programmers, make licenses available to end users at nominal cost, and earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. To the extent competing open-source software products gain increasing market acceptance, sale of our products may decline, we may have to reduce prices we charge for our products, and our revenue and operating margins may decline. Mass adoption of open source databases in the SME market could have a material adverse impact on our database business.

Software-as-a-Service (SaaS) vendors may enter our market and could cause a change in revenue models from licensing of client/server and Web-based applications to renting applications. Our competitors may be more successful than we are in adopting these revenue models and capturing related market share.

The market for our integration products is highly competitive and subject to rapidly changing technology. We principally compete against ETL (extract, transform and load) software vendors and data warehousing and application integration software providers. Such competitors include Ascential/IBM, Business Objects/SAP, Embarcadero, Informatica, and Information Builders. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our solutions. These products typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Sybase and Oracle. Competition also comes in the form of custom code, where potential customers have sufficient internal technical resources to develop solutions in-house without the aid of our products or those of our competitors.

Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. For example, Microsoft, Oracle, IBM and Sybase all currently license royalty-free limited versions of their database technologies. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Sybase, IBM, Progress, MySQL/Sun, Ascential/IBM, Business Objects/SAP, Embarcadero, Informatica, Information Builders or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs, which may limit our ability to sell our products through particular partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business. We cannot be certain we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 to October 31, 2007	10,955	$4.45	5,028,506	$8,040,000
November 1, 2007 to November 30, 2007	229,015	$4.50	5,257,521	$7,010,000
December 1, 2007 to December 31, 2007	330,382	$4.32	5,587,901	$5,582,000

Total	570,352

In June 2007, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on June 11, 2007. During the three months ended December 31, 2007, we repurchased 570,352 shares of common stock at a cost of approximately $2.5 million. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of the stockholders was held on November 13, 2007.

The following nominees were elected as directors, each to hold office until their three-year term expires or until their successors have been duly elected and qualified, by the vote set forth below:

NOMINEE	FOR	WITHHELD
David R. Bradford	15,784,210	677,754
John E. Farr	16,259,724	202,240

The proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending June 30, 2008 was approved by the vote set forth below:

FOR	AGAINST	ABSTAIN
16,304,810	132,629	24,525

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

Date: February 8, 2008	PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2++++	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Separation Agreement and Release dated January 23, 2006 between the Company and David Sikora

10.8+++	Separation Agreement and Release dated January 24, 2006 between the Company and Jeff Seiden

10.9+++++	Separation Agreement and Release dated February 16, 2007 between the Company and Michele B. Thompson

10.10++++++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.11+++++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12+++++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.13+++++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).

**	Incorporated by reference to the Company’s Current report on Form 8-K filed January 24, 2006.

***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.

++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.

+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 9, 2006.

++++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 5, 2007.

+++++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2007.

++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.

+++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.