Form 10-Q
period 2008-03-31
PERVASIVE SOFTWARE INC
filed 2008-05-09
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2008, there were 19,268,726 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2008	June 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,021	$31,563
Marketable securities	9,765	14,788
Trade accounts receivable, net	5,766	5,563
Deferred income tax assets	710	771
Prepaid expenses and other current assets	1,035	1,507

Total current assets	51,297	54,192
Property and equipment, net	1,469	1,574
Purchased technology, net	952	2,126
Goodwill	38,508	38,508
Deferred income tax assets	1,286	1,071
Other assets	313	269

Total assets	$93,825	$97,740

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$322	$335
Accrued payroll and payroll related costs	1,856	1,247
Deferred rent and lease related accruals	1,319	1,425
Other accrued expenses	1,611	1,687
Deferred revenues	5,957	6,042

Total current liabilities	11,065	10,736

Stockholders’ equity
Common stock	78,806	85,501
Retained earnings	3,954	1,503

Total stockholders’ equity	82,760	87,004

Total liabilities and stockholders’ equity	$93,825	$97,740

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Revenues:
Product licenses	$7,474	$7,468	$21,655	$21,717
Service and other	3,302	2,976	9,633	8,770

Total revenue	10,776	10,444	31,288	30,487

Costs and expenses:
Cost of product license revenues	501	910	1,724	2,859
Cost of service and other revenues	1,069	1,102	3,176	3,327
Sales and marketing	4,382	3,851	12,967	11,260
Research and development	2,590	2,575	7,752	7,330
General and administrative	1,173	1,365	3,844	4,287

Total costs and expenses	9,715	9,803	29,463	29,063

Operating income	1,061	641	1,825	1,424

Interest and other income, net	354	593	1,396	1,675
Income tax provision	(480)	(375)	(1,048)	(949)

Net income	$935	$859	$2,173	$2,150

Basic earnings per share	$0.05	$0.04	$0.11	$0.10

Diluted earnings per share	$0.05	$0.04	$0.11	$0.10

Includes share-based payment compensation expense as follows:

Cost of service and other revenues	$10	$16	$37	$51
Sales and marketing	113	130	373	454
Research and development	45	62	168	179
General and administrative	248	274	787	918

Total	$416	$482	$1,365	$1,602

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended March 31,
	2008	2007
Cash from operations
Net income	$2,173	$2,150
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,600	1,868
Write-off of purchased technology	147	1,036
Non-cash stock compensation expense	1,365	1,602
Non-cash changes in deferred tax assets	(154)	1,001
Changes in current assets and liabilities:
(Increase) decrease in trade accounts receivable	(204)	1,382
(Increase) decrease in prepaid expenses and other current assets	484	(36)
Increase (decrease) in accounts payable and accrued liabilities	467	(172)
Increase (decrease) in deferred revenue	(85)	53

Net cash provided by operations	5,793	8,884

Cash from investing activities
Purchases of property and equipment	(448)	(524)
Sales and purchases of marketable securities, net	5,117	1,901
(Increase) decrease in other assets	(43)	13

Net cash provided by investing activities	4,626	1,390

Cash from financing activities
Proceeds from exercise of stock options	299	2,222
Purchase of treasury stock	(8,406)	(7,145)

Net cash used in financing activities	(8,107)	(4,923)

Effect of exchange rate on cash and cash equivalents	146	59

Increase in cash and cash equivalents	2,458	5,410
Cash and cash equivalents of beginning of period	31,563	31,137

Cash and cash equivalents at end of period	$34,021	$36,547

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1. General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2007, which are contained in the Company’s Annual Report filed on Form 10-K on September 13, 2007 (File No. 000-23043). The results of operations for the three and nine month periods ended March 31, 2008 and 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Numerator:
Net income	$935	$859	$2,173	$2,150

Denominator:
Denominator for basic earnings per share - weighted average shares	19,094	21,407	19,904	21,659

Effect of dilutive securities - Employee stock options and restricted stock	837	737	914	840
Effect of dilutive securities - Unrecognized compensation cost	(630)	(413)	(614)	(568)

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	19,301	21,731	20,204	21,931

Basic earnings per share	$0.05	$0.04	$0.11	$0.10

Diluted earnings per share	$0.05	$0.04	$0.11	$0.10

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Net income	$935	$859	$2,173	$2,150
Foreign currency translation adjustments	130	(7)	184	38
Unrealized gain on investments	45	10	95	55

Comprehensive income	$1,110	$862	$2,452	$2,243

4. Stock Compensation

The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures.

The fair value of each award granted from our stock option plan during the three and nine months ended March 31, 2008 and 2007 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Expected volatility (based on historical data)	44.2%	67.0%	46.6%	71.3%
Expected life in years	4	4	4	4
Risk-free interest rate	2.01%	4.24%	2.37%	4.57%
Fair value per award	$1.38	$2.17	$1.54	$2.13

As of March 31, 2008, $2.7 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.2 years.

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

A summary of changes in common stock options during the year ended June 30, 2007 and the nine month period ended March 31, 2008 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2006	3,796,725	$0.90 – 16.81	$4.62
Granted	375,500	$3.72 – 4.40	$3.81
Exercised	(860,725)	$0.90 – 4.35	$2.89
Surrendered	(794,312)	$1.18 – 16.75	$5.53

Options outstanding, June 30, 2007	2,517,188	$1.06 – 16.81	$4.81
Granted	225,500	$3.76 – 4.60	$3.94
Exercised	(111,672)	$1.18 – 4.05	$2.67
Surrendered	(150,125)	$3.72 – 16.81	$6.20

Options outstanding, March 31, 2008	2,480,891	$1.06 – 16.81	$4.74

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is additional information relating to outstanding options:

	Options Outstanding		Options Exercisable
Range of Exercise Price	March 31, 2008	June 30, 2007	March 31, 2008
$ 1.06 to $ 1.71	151,425	193,175	151,425
$ 2.31 to $ 4.00	1,117,491	1,035,413	644,990
$ 4.03 to $ 6.00	746,875	769,000	472,844
$ 6.90 to $ 9.88	398,600	445,100	398,600
$ 10.00 to $ 16.81	66,500	74,500	66,500

$ 1.06 to $ 16.81	2,480,891	2,517,188	1,734,359

6. Goodwill and Other Intangible Assets

As of March 31, 2008, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $1.0 million (net of accumulated amortization of $6.5 million) as of March 31, 2008. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004.

The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three and nine months ended March 31, 2008, was $0.3 million and $1.2 million, respectively. Amortization expense for intangible assets is anticipated to be approximately $1.5 million for the year ended June 30, 2008 and approximately $0.6 million for the year ended June 30, 2009.

7. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on July 1, 2007. As a result of the implementation, the Company did not recognize a liability for unrecognized tax benefit, and accordingly recorded no adjustment to the July 1, 2007 balance of retained earnings.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. Prior to fiscal year 2006, we had concluded that a valuation allowance was required for all periods presented to the extent that we do not anticipate the ability to utilize a portion of the deferred tax assets. In fiscal years 2006 and 2007 we again considered future taxable income in assessing the need for a valuation allowance, and we were able to determine that we expected to realize a portion of our deferred tax assets in excess of the net recorded amount, resulting in an adjustment to the deferred tax asset valuation allowance in the cumulative amount of $2.8 million. Further, our net operating loss and tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Operations:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Revenues:
Product licenses	69%	72%	69%	71%
Services and other	31	28	31	29

Total revenue	100	100	100	100

Costs and expenses:
Cost of product license revenues	4	9	6	9
Cost of service and other expenses	10	10	10	11
Sales and marketing	41	37	41	37
Research and development	24	25	25	24
General and administrative	11	13	12	14

Total costs and expenses	90	94	94	95

Operating income	10	6	6	5
Interest and other income, net	3	6	4	5
Income tax provision	(4)	(4)	(3)	(3)

Net income	9%	8%	7%	7%

Revenues

Our embedded database and related products represented 67% and 66% of our revenue in fiscal year 2007 and in the first nine months of fiscal year 2008, respectively. Our integration products represented approximately 33% and 34% of our revenue in fiscal year 2007 and in the first nine months of fiscal year 2008, respectively. A reduction in our embedded database business, or our inability to grow our integration products business could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $10.8 million in the three months ended March 31, 2008, an increase of 3% from the $10.4 million reported for the comparable period in the prior fiscal year. Our revenues for the nine-month period ending March 31, 2008 increased 3% to $31.3 million as compared to $30.5 million for the comparable period in the prior fiscal year. Our product license revenues were $7.5 million in the three month periods ended March 31, 2008 and 2007. Our product license revenues were $21.7 million for the nine-month periods ending March 31, 2008 and 2007.

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

Our service and other revenues were $3.3 million in the three months ended March 31, 2008, an increase of 11% over the $3.0 million for the comparable period in the prior fiscal year. Our service and other revenues for the nine-month period ending March 31, 2008 were $9.6 million, representing a 9% increase over the $8.8 million reported for the comparable period in the prior fiscal year.

International revenues, consisting of all revenues from customers located outside of North America, were $3.9 million and $4.2 million in the three months ended March 31, 2008 and 2007, representing 36% and 40% of total revenues, respectively. International revenues were $11.5 million and $11.5 million in the nine months ended March 31, 2008 and 2007, representing 37% and 38% of total revenues, respectively. The decrease in international revenue for the quarter ending March 31, 2008 compared to March 31, 2007 is primarily attributable to decreased revenue in Japan. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization and write-offs of purchased technology. Cost of product license revenues was $0.5 million and $0.9 million in the three months ended March 31, 2008 and 2007, representing 4% and 9% of total revenues, respectively. Cost of product license revenues was $1.7 million and $2.9 million for the nine-month period ending March 31, 2008 and 2007, representing 6% and 9% of total revenues, respectively. The decrease in cost of product license revenues is primarily the result of the write off of our full text search purchased technology in the amount of $0.4 million in the first quarter of fiscal year 2007, the write off of our database transaction intelligence technology in the amount of $0.3 million in the second quarter of fiscal 2007 and the write off of our modeling environment technology in the amount of $0.3 million in the third quarter of fiscal 2007, partially offset by the write off of other technology in the amount of $0.1 million in the second quarter of fiscal 2008. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the three months ended March 31, 2008.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.1 million in the three months ended March 31, 2008 and 2007, representing 10% of total revenues for both periods. Cost of service and other revenues was $3.2 million and $3.3 million for the nine-month period ending March 31, 2008 and 2007, representing 10% and 11% of total revenues, respectively. Cost of service and other revenues decreased in dollar amount for the three and nine months ended March 31, 2008 primarily as a result of decreased staffing costs. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended March 31, 2008.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expense, marketing programs and promotional expense, and travel and entertainment. Sales and marketing expenses were $4.4 million and $3.9 million in the three months ended March 31, 2008 and 2007, representing 41% and 37% of total revenues, respectively. Sales and marketing expenses were $13.0 million and $11.3 million for the nine months ending March 31, 2008 and 2007, representing 41% and 37% of total revenues, respectively. The increase in sales and marketing expenses is due primarily to an increase in costs related to sales and marketing personnel as well as an increase in discretionary marketing expense related to the release of Pervasive SQL v10. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended March 31, 2008.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.6 million in the three months ended March 31, 2008 and 2007, representing 24% and 25% of total revenues, respectively. Research and development expenses were $7.8 million and $7.3 million for the nine months ended March 31, 2008 and 2007, representing 25% and 24% of revenues, respectively. Research and development expenses increased for the nine months ended March 31, 2008 primarily due to an increase in costs related to research and development personnel. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended March 31, 2008.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.2 million and $1.4 million in the three months ended March 31, 2008 and 2007, representing 11% and 13% of total revenues, respectively. General and administrative expenses were $3.8 million and $4.3 million for the nine months ended March 31, 2008 and 2007, representing 12% and 14% of total revenues, respectively. General and administrative expenses decreased primarily as a result of a decrease in compensation related costs. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended March 31, 2008.

Provision for Income Taxes. Provision for income taxes was approximately $0.5 million and $0.4 in the three months ended March 31, 2008 and 2007, respectively. Provision for income taxes was approximately $1.0 million and $0.9 million for the nine months ended March 31, 2008 and 2007, respectively. We anticipate our effective tax rate for the remainder of fiscal 2008 to approximate 34% of income before income taxes. On July 1, 2007 the Company adopted FIN 48. The Company did not have an adjustment to report in conjunction with the adoption of FIN 48.

Liquidity and Capital Resources

Cash provided by operations was $5.8 million and $8.9 million for the nine months ended March 31, 2008 and 2007, respectively. Cash provided by operations for the nine months ended March 31, 2008 resulted primarily from net income as adjusted for non-cash items, an increase in accounts payable and other liabilities and a decrease in prepaid expense and other current assets, partially offset by an increase in trade accounts receivable. Cash provided by operations for the nine months ended March 31, 2007 resulted primarily from net income as adjusted for non-cash items and a decrease in accounts receivable and prepaid expenses and other current assets.

During the first nine months of fiscal 2008 and fiscal 2007, we received net proceeds of $5.1 million and $1.9 million, respectively, from the sale or maturity of marketable securities, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $0.4 million and $0.5 million in the nine months ended March 31, 2008 and 2007, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will be consistent with the prior fiscal year.

During the three months ended March 31, 2008, we repurchased 1,280,239 shares of common stock at a cost of approximately $4.8 million under the prior stock repurchase plan approved in June 2007. In March 2008, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on March 25, 2008. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During the nine months ended March 31, 2008 and 2007, we received approximately $0.3 million and $2.2 million, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 112,000 and 771,000 for the nine-month periods ended March 31, 2008 and 2007, respectively.

On March 31, 2008, we had $40.2 million in working capital, including $43.8 million in cash, cash equivalents and marketable securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2007, the result would have been an increase in revenue and operating income of approximately $0.1 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2007, the result would have been an increase in operating income of approximately $0.1 million. If the U.S. dollar to Japanese yen rate had remained unchanged through March 31, 2008, the result would have been a decrease in revenue and operating income of approximately $0.4 million. If the U.S. dollar to euro rate had remained unchanged through March 31, 2008, the result would have been an increase in operating income of approximately $0.2 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2008, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required public disclosure.

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

Seasonality May Contribute to Fluctuations in Our Quarterly Operating Results

Our business has, on occasion, experienced seasonal customer buying patterns. In past years, we have generally experienced relatively weaker demand in the quarter ending September 30. Demand for our products in Europe and Japan will generally decline in the summer months because of reduced corporate buying patterns during the vacation season. We believe that this pattern may occur in the future.

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

Revenue from our embedded database product, Pervasive PSQL®, decreased in fiscal year 2007 relative to fiscal year 2006 and in fiscal year 2006, relative to the fiscal year 2005. We believe these decreases were due to a variety of factors, including but not limited to, competition and what we believe to be the negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. In addition, the decreases in fiscal years 2007 and 2006 were due in part to reduced customer demand within our installed base of customers for the then current version of our database product (Version 9 released in March 2005). In September 2007, we released the latest version of our database product, PSQL Summit v10 and revenue from this product has increased in the first nine months of fiscal year 2008 relative to fiscal 2007. Regardless, a continued reduction in our embedded database business, or our inability to grow the integration products business we acquired as a result of our acquisition of Data Junction Corporation in fiscal year 2004, could have a material adverse effect on our business, operating results and financial condition.

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

We Must Succeed in the Data Management Software Market as Well as the Data Integration Software Market if We are to be Successful

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

If we are unable to succeed in these markets, our business may be harmed.

We May Face Problems in Connection With Past Acquisitions, Joint Ventures or Licensing Arrangements

On December 8, 2003 we announced the completion of our acquisition of privately held Data Junction Corporation, a pioneering data and application integration company based in Austin, Texas, for approximately $16.6 million in cash, net of $6.5 million of cash held by Data Junction at the time of closing of the transaction, and 5 million shares of our common stock. We cannot be certain that we will ultimately realize all of the anticipated benefits of the acquisition. In particular we may not realize the strategic and operational benefits we had anticipated, including greater revenue and market opportunities, maintaining industry leadership and consistent profitability.

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

We May Face Problems in Connection With Future Acquisitions, Joint Ventures or Licensing Agreements

In the future, we may acquire additional businesses, products and technologies, or enter into joint venture or licensing arrangements, that could complement, modify or expand our business. Our negotiations of potential acquisitions or joint ventures and our integration of acquired businesses, products or technologies could divert management time and resources. Any future acquisitions could require us to issue dilutive equity securities, reduce our cash and marketable securities, incur debt or contingent liabilities, amortize intangibles, or write-off purchased research and development and other acquisition-

related expenses. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of acquisitions. In addition, market reactions to acquisitions are difficult to predict and if we do announce any future acquisitions, such market reactions may cause our stock price to fluctuate.

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

We cannot be certain we will be able to continue to attract additional indirect channel partners or retain our current partners. In addition, we cannot be certain our competitors will not attempt to recruit certain of our current or future partners. Such competitive actions may have an adverse effect on our ability to attract and retain partners.

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

We May be Unable to Protect Our Intellectual Property and Proprietary Rights

Our success depends to a significant degree upon our ability to protect our software and other proprietary technology. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, these measures afford us only limited protection. In addition, we rely in part on “shrink wrap” and “click wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Therefore, our efforts to protect our intellectual property may not be adequate. We cannot be certain that others will not develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets owned by us. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. Although we believe software piracy may be a problem, we are unable to determine the extent to which piracy of our software products occurs. In addition, portions of our source code are developed in foreign countries, such as in India where we have used third-party service providers, with laws that do not protect our proprietary rights to the same extent as the laws of the United States.

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

Many of our customers use Microsoft-based operating platforms. We may face considerable challenges from the release by Microsoft of its Vista desktop operating system and Windows Server 2008 server operating system. If we fail to timely introduce high quality products that sufficiently support these new operating systems, current and prospective customers may elect to use our competitors’ database products, which could have a material adverse effect on our business, operating results and financial condition.

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

During the eight fiscal quarters ending March 31, 2008, the Company has acquired approximately 5.4 million shares of its common stock on the open market at a total cost of approximately $21.8 million, or approximately $4.01 price per share. The Company’s Board of Directors has approved a new stock repurchase plan effective March 25, 2008, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008	661,140	$3.55	6,249,041	$3,234,000
February 1, 2008 to February 29, 2008	375,400	$3.91	6,624,441	$1,765,000
March 1, 2008 to March 31, 2008	243,699	$3.90	6,868,140	$10,000,000

Total	1,280,239

During the three months ended March 31, 2008, we repurchased 1,280,239 shares of common stock at a cost of approximately $4.8 million under the stock repurchase plan approved in June 2007. The transactions occurred in open market purchases. In March 2008, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on March 25, 2008. The repurchase program may be suspended or discontinued at any time without prior notice.

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

Date: May 9, 2008	PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ Randall G. Jonkers
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