Form 10-K
period 2008-06-30
PERVASIVE SOFTWARE INC
filed 2008-09-08
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-23043

PERVASIVE SOFTWARE INC.

DELAWARE	74-2693793
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

12365 Riata Trace Parkway, Bldg. B

Austin, Texas 78727

(512) 231-6000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value                      NASDAQ

Securities Registered pursuant to Section 12(g) of the Act: None

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

(1)        Yes       ✓       No

(2)        Yes       ✓       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of December 31, 2007 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $51,194,473. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of August 31, 2008 there were 18,975,517 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III–Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s Annual Meeting of Stockholders to be held on November 11, 2008.

PERVASIVE SOFTWARE INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED

JUNE 30, 2008

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

Overview

Pervasive Software (NASDAQ: PVSW) helps companies get the most out of their data investments through embeddable data management and agile integration software. The embeddable PSQL database engine allows organizations to successfully embrace new technologies while maintaining application compatibility and robust database reliability in a near-zero database administration environment. Pervasive’s agile, multi-purpose integration platform accelerates the sharing of information between multiple databases, applications, or hosted business systems and allows customers to re-use the same software for diverse integration scenarios. For more than two decades, Pervasive products have delivered value with a compelling combination of performance, flexibility, reliability and low total cost of ownership. In addition, significant portions of our database and integration flagship product lines are embeddable into commercial applications for sale predominantly to small to mid-sized enterprises (SMEs) through a well-developed channel of independent software vendors (ISVs), Software-as-a-Service (SaaS) vendors, value-added resellers (VARs) and system integrators.

Our flagship Pervasive PSQL® database, offering unparalleled data management technology combined with very low TCO, has millions of server seats licensed since the inception of Pervasive Software Inc. in 1994. The full data management product line also includes specific solutions for data movement and synchronization, and addresses security challenges related to data integrity, accountability, continuity and availability throughout the data lifecycle. The product line is designed for integration by ISVs into client/server, Web and mobile applications which are sold predominantly to SMEs and other businesses having little to no information technology (IT) infrastructure, and requiring self-tuning, low-administration products. The product incorporates significant backward compatibility with a range of operating systems, hardware platforms (both 32 and 64 bit) and applications as well as supporting new technologies such as Microsoft Windows Server 2008.

Our data and application integration offering, Pervasive Data Integrator™, features a comprehensive set of visual design tools to rapidly build, test and deploy integration processes, regardless of size and complexity, across hundreds of data formats and applications within and outside of the enterprise. The Pervasive integration product line is designed to grow and scale for the diverse data and application integration needs of small to mid-sized businesses and departments of large enterprises. Our focus on rapid implementation and ease of use helps reduce the complexity, costs and risks associated with traditional labor-intensive integration methods. The product line also features a product for comprehensive profiling of large amounts of data to assess data quality, leveraging commodity multicore hardware.

Pervasive integration allows two-way connectivity between SaaS and on-premises applications, SaaS-to-SaaS, or on-premises to on-premises. Both traditional ISVs and SaaS vendors opt to embed Pervasive integration within their applications to help provide affordable, predictable integration as part of their software capability. Pervasive also delivers preconfigured packaged integration solutions that allow even non-technical users to access point-to-point integration within just a few clicks at an affordable subscription fee.

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

Market Opportunity

Over the past 20 years, businesses of all sizes have invested billions of dollars in application software that enabled them to automate and simplify their business processes. As the sales and implementation of these application packages proliferated, including increasingly heterogeneous environments that use both SaaS and on-premises software, organizations have faced increasing data and application infrastructure challenges and an entire software market segment emerged to address these challenges. The growth of the infrastructure software market in the United States, we believe, can primarily be traced to the demand for technologies that extend the use of established systems, enable the rapid deployment of new applications, and improve the ability to collaborate and communicate with customers and suppliers.

At the same time, we believe that the software markets as a whole are going through a maturation and commoditization phase. The emergence of Linux and other open source software solutions is testament to this trend, as is the increasing demand for the affordability and rapid deployment provided by the SaaS delivery model. As markets mature and commoditize, having a “value” orientation—delivering the highest performance with the lowest TCO—becomes increasingly critical. We believe infrastructure software will be a key ingredient for small to mid-sized businesses and departments within enterprises that seek to integrate and streamline their back-end systems and eliminate delays in the management and execution of critical processes. Infrastructure software includes, among other things, application development tools, integration tools and solutions, business intelligence, database, and security solutions.

We believe that maturation and commoditization trends in the software market, increasing SaaS proliferation, trends in the SME market, and trends in the data and application integration market will favor Pervasive. We believe the market for data infrastructure software, in particular, is experiencing significant market disruption due to the high cost of many competing, more labor-intensive solutions. We further believe well-established value leaders tend to prevail in maturing and cost-sensitive markets, and Pervasive, with its strengths in high-performance, low-cost data management and integration solutions, is well-positioned to benefit from the trends in these markets. In addition, the ability to deliver preconfigured packaged integration solutions offers the opportunity to attract non-technical users and address unmet market needs. While the economic slowdown in the U.S. continues, we believe our value orientation and reputation as an established vendor with highly reliable offerings positions Pervasive to continue to prosper.

The Pervasive Strategy

Our goal is to be the global value leader in embeddable data management and integration software, enabling businesses to capitalize on their data investments, while leveraging the inevitable transition from high cost to high value. Pervasive’s family of low-cost, high performance data infrastructure products, combined with a well-established channel, positions us to expand our role in a rapidly evolving software and hardware landscape. Key elements of our strategy are:

Leverage our Core Competencies in Data Infrastructure.    We have excelled in simplifying the complexity associated with data management for thousands of client/server applications, representing nearly every industry in every major region of the world. Extensive communication with a diverse set of customers enables us to understand their needs and prioritize the requirements for future product development. This includes identifying needs relevant to a particular horizontal or vertical market. We continue to provide data management solutions of choice for high-volume transaction markets including Accounting, Healthcare, Banking and Financial Services, and Retail Point-of-Sale.

Our low-TCO database is widely installed, with millions of server seats licensed since the inception of Pervasive Software Inc. in 1994. Many of these seats are deployed in SME organizations that have not yet adopted the latest generation of our database products. Therefore, we believe we have an opportunity in upgrading these seats to our new-generation data management products as users adopt emerging technologies including 64-bit, multicore hardware, and new Windows and Linux operating systems. We plan to reach these customers through our well-developed channel of ISVs, VARs, systems integrators and consultants and continue to seek their input to guide our product development activities. We intend to continue joint marketing programs with our channel partners and customers encouraging upgrades to recent versions of our database, upgrades of additional user counts, upgrades to new or additional platforms, as well as upgrades of the ISVs’ applications themselves.

Our most-recent version, Pervasive PSQL Summit™ v10.10, was first released in fiscal year 2008 as Pervasive PSQL V10 and delivers improvements in performance and increased simplicity of development, deployment and ease of use. In addition, this release features support for the Microsoft® Windows Vista™ desktop operating system and is certified compatible with the Microsoft Windows Server 2008 operating system.

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

Grow our Integration Product and Services Revenues.    We continue to deliver our suite of integration products to our existing channel of ISV customers, and new ISV customers, to speed and simplify the movement of data in the field when they win competitive deals, and to enable them to pre-wire their products with embedded integration to interoperate with adjacent business applications, whether on-demand or on-premises. ISVs, including Software-as-a-Service vendors and packaged software vendors, have two critical problems—once they sell a new customer on their solution, they need to help their customers migrate and then integrate legacy data to the new application. Today, customers expect migration and integration to be included in the solution. Combining our deep knowledge and more than 20 years of migration and integration expertise, we provide easy-to-use, cost-effective migration and integration technology, services, training and partner programs. These programs help ISVs, Software-as-a-Service (SaaS) vendors and systems integrators transform their application into “integration-ready” solutions that are scalable from one-time data migration to ongoing application integration within and beyond organizational boundaries.

We intend to continue investing in product development, marketing and sales activities focused on enhancing and leveraging our integration product line through our existing channel of ISVs, as well as new ISVs, Software-as-a-Service vendors and systems integrators. Given the sales cycles for selling to an ISV with perhaps thousands of end user customers and given the development processes and schedules of our ISV customers, we see this as our longest-term investment in revenue opportunities associated with our integration products. In addition, we continue to benefit from new and existing direct end user accounts, many of which are sourced initially as referrals from existing channel partners. As a channels-oriented company, we are encouraged by these and other wins and believe they align with, and validate, Pervasive’s strategy of winning channel relationships that are more leverageable and profitable in nature.

Our integration product revenues are generated predominantly in North America. However, we continue to market our expanding integration product line to our customer base across Europe, including recruiting market development partners. Further, we continue to work with market development partners in China, Japan and Korea to cover the marketing, sales and support of our integration products. International sales have typically represented less than 10% of integration product revenues, compared to approximately 50% for our embedded database business, and we will continue to focus on opportunities in new and existing international markets in fiscal year 2009.

Pursue Growth through Innovation of Complementary Products and Services.    We will continue to invest in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers.

Our innovation efforts in fiscal year 2007 and 2008 resulted in the introduction and further development of three new product and service offerings:

•	Pervasive DataTools™—downloadable, subscription-based, functional subsets of our Pervasive Data Integrator™ product,

•	Pervasive DataSolutions™—subscription-based integration as a service delivered on-premises or as a multi-tenant service hosted by Pervasive and potentially by our ISV customers, and

•

Pervasive DataRush™—our Java engine and library designed to enable software developers to capture the parallel processing capabilities of multi-core technologies for data-intensive applications, presently at Release Candidate phase and with initial lighthouse customer projects successfully completed.

We will continue to build our Pervasive DataSolutions and Pervasive DataRush businesses in fiscal year 2009, as well as continue to invest in additional offerings to serve our existing customers and attract new customers.

Pursue Growth by Acquisition of Complementary Businesses.    Where we are confident we can increase shareholder value, we will seek growth opportunities for our business via the acquisition of complementary companies and technologies. We consider complementary businesses to be those involved with data infrastructure software, with a value orientation to their product offerings and with an existing partner channel or the capability of developing a partner channel. We would target the acquisition of relatively mature and stable small to mid-sized businesses through transactions with a reasonable probability of being accretive to earnings within the first year of acquisition. Unlike certain of our competitors, we will not seek to acquire application providers, as doing so could cause us to be competitive with large portions of our very important partner channel.

Remain Focused on Profitability.    Since March 2001, we have reported thirty consecutive quarters of profitability. Our past profitability is a result of our sharp focus on our core data management and data integration businesses and prudent expense management. Our performance was achieved in the midst of a very difficult economic environment and structural change in the software industry. We remain focused on profitability through our management of expenses, increasing marketing and sales productivity around the globe and as a result of our next-generation product releases and product line expansion anticipated in fiscal year 2009 and beyond.

Use of Cash.    We have meaningful cash resources relative to the size of our business and have been successful in generating positive cash flow in recent years. Continued positive cash flow generation coupled with an absence of suitable acquisition targets would cause us to continue to be active with our Share Repurchase Program. In fiscal years 2006, 2007 and 2008, we acquired approximately 0.8 million, 2.7 million and 2.2 million shares, respectively, of our stock on the open market at a total cost of approximately $3.2 million, $10.8 million and $9.2 million, respectively. And, we began the new fiscal year with $9.3 million of authorized repurchase funds remaining under our most recent Board-approved $10.0 million repurchase program.

Products

Our software products offer customers a proven, cost-effective way to better manage, integrate, secure and analyze their data. Delivered both directly and through ISVs, VARs, systems integrators and other vendors, our products are designed to provide solid business value while reducing the time, complexity and cost associated with data infrastructure projects. Our focus on easily embedded technology for solutions that provide proven reliability and low TCO reflects our belief in the strategic importance of this value proposition for our partners and customers, where high performance, flexibility for growth, and time to market are paramount.

Data Management Product Line

We offer a wide range of products for secure data management that deliver faster return on investment (ROI), greater business flexibility, enhanced revenue opportunities and proven accountability for data infrastructure investments at a lower TCO.

Pervasive PSQL®, our core database product offering, combines the high performance associated with enterprise-class databases with numerous low-maintenance features and is ideally suited for client/server, standalone or hosted applications deployed on a variety of the most popular operating systems and access methods (ODBC, ADO.NET, JDBC, etc.).

Our offerings allow a broad range of customers to:

•	Build low-TCO applications for use in SME environments characterized by little to no IT infrastructure or in departments within large enterprises;

•	Develop, upgrade or migrate applications that support a broad range of operating systems, including Windows and Linux; and

•	Embed our database inside their commercial or internally developed application, permitting development of a tightly integrated application.

Our most-recent version, Pervasive PSQL Summit™ v10.10, was first released in fiscal year 2008 as Pervasive PSQL V10 and delivers improvements in performance and increased simplicity of development, deployment and ease of use. In addition, this release features support for the Microsoft® Windows Vista™ desktop operating system and is certified on the Microsoft Windows Server 2008 operating system.

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

Pervasive AuditMaster®, our core security product offering, monitors and reports activity occurring in a Pervasive PSQL database, leveraging deep-level capture, report and alert technology to enable monitoring of mission-critical data without the high costs of application redevelopment and deployment, training, or ongoing maintenance. This technology is particularly relevant for users needing compliance, monitoring and notification of personal data or information. Target markets include accounting and healthcare, both of which continue to deal with increased regulatory requirements brought about by the Sarbanes-Oxley Act and the Health Insurance Portability and Accountability Act (HIPAA). Pervasive AuditMaster provides data access accountability by means of three modules:

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

Our integration products reduce the complexity, costs and risks associated with traditional labor-intensive integration methods by providing a versatile, agile and configurable integration architecture for rapid implementation and ease of use. This flexibility enables mid-sized businesses and departments of large enterprises to create and fine-tune their solutions for frequently changing business needs and requirements. Our integration products, which feature a comprehensive set of easy-to-use visual design tools to rapidly build and test integration processes, regardless of size and complexity, across hundreds of data formats and applications within and outside of the enterprise, include:

Pervasive Data Integrator™ is available in Universal, Professional, Standard and SaaS editions. Pervasive Data Integrator aggregates and integrates data quickly and cost-effectively for legacy migrations as well as high volume, continuous processing, targeting the needs in the traditional Extract, Transform and Load, or ETL, market as a feed for data warehouses and ultimately business intelligence tools. The product also is ideal for integrating multiple business applications within or across organizations for real-time, event-driven integration closely aligned with key business processes. Pervasive’s technology and business model supports low-cost adoption by non-programmers for small data volumes all the way to complex, high-volume multi-processor implementations that handle millions of transactions. Pervasive Data Integrator provides a range of connectivity to both data sources and targets, including all major databases, flat files and legacy formats as well as SaaS and on-premises applications and formats including Salesforce, NetSuite, Microsoft Dynamics (CRM, GP and AX), SAP, HIPAA, SWIFT, EDI, message queues (JMS and Websphere MQ) and enterprise service buses. The product is offered in both perpetual and subscription-based licensing models.

In addition, we recently introduced the Data Mediation Services (DMS) framework and SDK that can be used by Pervasive or partners to build specific Pervasive Data Integration connectors for additional commercially available or custom applications.

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

Pervasive Data Profiler takes advantage of Pervasive’s data connectivity and integration capabilities, providing access for a variety of data source types, including major databases, flat files, and legacy formats. Pervasive Data Profiler delivers actionable, at-a-glance charts backed by drill-down analysis with percentages of success rate and specific counts. This information enables our customers to make faster, more accurate decisions.

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

New Product Innovation

We are investing in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers. Innovation efforts are directed by our Chief Technology Officer and focused on the conceptual design and prototype development of extensions to existing products as well as new products and services. Our innovation efforts in fiscal years 2007 and 2008 resulted in the introduction of three new product and service offerings: Pervasive DataTools, Pervasive DataSolutions and Pervasive DataRush.

Pervasive DataTools™ is our fast, affordable and powerful answer for all kinds of data challenges. Aggressively and conveniently priced via monthly subscriptions, these downloadable data tools put the power of 20+ years’ experience directly in the hands of our customers. Pervasive DataTools represent specific functional and connector subsets of our Pervasive Data Integrator product, delivered via a fully automated website.

Pervasive DataSolutions™ is our first step toward realizing the power of Integration-as-a-Service. We have formed a team focused on the delivery of highly targeted application-specific solutions to provide customers and partners with data services-based integration that can be configured and deployed within hours. The first product delivered by this team is Pervasive DataSynch™ for Use with QuickBooks and Salesforce. Made available in June 2007 via salesforce.com’s AppExchange website, Pervasive DataSynch automatically synchronizes customer, product and order information between Salesforce and QuickBooks. Pervasive has since introduced a Microsoft Dynamics CRM—QuickBooks edition of DataSynch, the second of many possible application-specific synchronization solutions to be provided by Pervasive and just one of many anticipated data services-based offerings, which could range from data profiling to data auditing to any number of additional data services-based solutions from Pervasive.

Pervasive DataRush™ is our 100% Java engine and library that allows software developers to quickly build highly parallel, data intensive applications that take full advantage of multicore, SMP platforms. Semiconductor leaders such as Intel, AMD, Sun and IBM are delivering CPUs with an increasing number of cores on each chip. Today, consumers and businesses alike can purchase quad-core or even eight-core computers for what only a short time ago was the price of a single core computer. However, for the full processing capacity of multi-core computers to be captured, software developers must change the way software applications are written. The Pervasive DataRush engine and library are designed to allow software developers to help close this hardware-software technology gap. Pervasive is presently engaged with lighthouse customers and prospective partners to define optimal go-to-market strategies for execution in fiscal 2009.

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

Our channel sales and marketing organizations focus on our worldwide channels by targeting software developers who build client/server, Web and mobile applications and systems integrators, consultants and value-added resellers (VARs) who sell to and implement the applications for end users. These organizations have developed a number of programs utilized by the sales organization to support our channel partners, such as our Original Equipment Manufacturer (OEM) program for ISVs and partner programs for Web and systems integrators, consultants and VARs. These programs are worldwide in scope and capture leads from a variety of activities including direct response marketing and advertising, joint marketing and public relations.

Our OEM program focuses on recruiting and retention of independent software vendors worldwide who embed our products on an OEM basis. The OEM program is designed to build mutually beneficial strategic relationships between Pervasive and ISVs or SaaS vendors and generate ongoing royalties for us through licensing contracts, which are typically for three-year terms. This program offers our OEM partners joint marketing services, volume discounts, specialized technical support, training and consulting, which enable delivery of tightly integrated solutions to end users.

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

Direct Sales and Marketing

Unlike typical SME organizations, many mid-sized companies and larger enterprises have access to significant IT resources, and therefore tend to rely less on third parties for packaged solutions. Our approach for reaching these prospective customers is based generally on a direct marketing and direct sales model.

Our direct marketing efforts are comprised largely of in-house direct email/mail campaigns, specifically targeting IT departments and business managers as well as vertical marketing initiatives aimed at the Financial Services and Healthcare sectors. While our primary focus is on small to mid-sized enterprises and departments within larger businesses, our products often scale to satisfy the needs of large enterprises resulting in direct sales to these organizations. The primary goal of these marketing campaigns is to direct potential customers back to our corporate Web site and have them download white papers, strategic reports, and other general strategic marketing materials as well as trial versions of our software products, in particular, our integration products. Through our press and industry analyst relationships, the marketing team seeks industry endorsements that drive target customer buying within the integration segment.

We employ a sales model that sells directly into enterprises at both the corporate and departmental level. Sales Executives are part of a well-defined and comprehensive sales process based upon a sales methodology used by everyone in the sales organization. The sales force is supported by customer relationship management system software (CRM) that supports the sales methodology, combined with marketing automation and accounting software, as well as a staff of highly trained Sales Engineers who provide high-quality technical pre-sales support during the sales cycle.

Because of the small footprint of our software combined with its ease of use, we enjoy the benefits of deploying a sales model that is primarily through a staff of Sales Executives. This model facilitates conducting the majority of our sales efforts via a telephone/Web-demonstration process composed of interviews with potential customers to determine their interest level and needs, resulting in on-target product recommendations. As a result, a combination of customer-needs driven interactive demonstrations of our products using the Internet for presentation, often with a specific problem from the customer, shown as a proof of concept, is produced. By using the Internet for delivering these proofs of concept and the interactive demonstrations, Pervasive is able to maintain a lower sales cost, which ultimately translates into our ability to offer greater integration capabilities at an overall lower TCO. In addition, Pervasive has introduced a family of prepackaged integration solutions that are marketed and downloadable via the Internet, allowing customers to rapidly access a point-to-point integration solution through an affordable subscription fee.

Customer Service and Technical Support

We offer multiple levels of worldwide customer service, including technical support and product maintenance. First-level support responds to most customer inquiries that are routine in scope via telephone and email. Second-level support responds to escalated technical issues and supports our large partners with dedicated technical expertise.

Our Customer Service and Support departments are committed to understanding the wide variety of business applications involving data management and integration. In order to assist customers quickly and successfully, a great deal of domain knowledge must be acquired by each member of the team. Each technical support specialist must have a working knowledge of a broad range of databases, applications, and development and operating environments, including UNIX, Linux, SQL queries, VB, C#, Java, CRM and ERP interfaces, .NET Framework, Web services and SOA, among many others. In addition, developer-level support ensures that developers can obtain assistance from a team knowledgeable in the developer’s programming language and toolset of choice, resulting in a shortened time to market for the developer’s internal or commercial application.

Our Web site includes a comprehensive on-line support area that is monitored and updated continually by the Customer Service department. With this extensive library of Web-based resources, customers have 24/7 access to the documentation, maintenance releases, FAQs, interactive tutorials and knowledge base they need to answer their questions and resolve their problems quickly and easily. Customers may also submit an electronic support request form, via the Web site, to Customer Service inquiring about specific problems or requesting support for more detailed, particular concerns. There are also online developer forums, documentation and knowledge base areas on the corporate Web site to enable customers and partners to more effectively utilize Pervasive products.

Worldwide customer service is provided through our corporate offices in Austin, Texas.

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

PSG will also fulfill demand for fee-based consulting services from our database software developer customers and channel partners. These consulting services may include development services to migrate applications on competing databases to Pervasive PSQL, migrate existing applications to the Web, upgrade existing applications to the latest Pervasive PSQL release, and optimize database functionality through performance testing, database schema design and review, and the delivery of services related to our DataExchange or AuditMaster offerings. Consulting opportunities are often referred to our channel partners to strengthen channel loyalty, build the channel’s technical ability and increase the resource base available for future growth.

Research and Development

We have made substantial investments in research and development through both internal development and technology acquisition. As of June 30, 2008, we had 66 employees in research and development and our research and development expenditures for fiscal year 2008 were $10.2 million. We will continue to invest heavily in focused research and development resources to further our vision of the future of embedded data infrastructure software, enabling businesses to capitalize on their data investments, while accelerating the inevitable transition from high cost to high value.

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

Our research and development investments in fiscal 2009 are focused on the following:

•

Embedded database technology—We continue to commit significant development resources to enhancing Pervasive PSQL with performance, features and functionality required by SME customers today and the channel of ISV’s, VARs and consultants who serve them.

•

Connectivity expansion—We continue to invest in our integration products so that they can connect a growing range of on-premises and Web-based applications, enabling us to partner with application vendors and participate in market segments that are experiencing rapid growth.

•

Platform expansion—Our integration products are deployable on a wide variety of industry-standard platforms such as UNIX (Sun Solaris, IBM-AIX and HP-UX), Linux and the various Microsoft Windows platforms. This includes existing 32-bit support and a planned fiscal 2009 offering of 64-bit support which includes HP-UX on the Intel® Itanium® architecture. Our goal is to offer the most easily deployed, and most scalable, single integration solution available in the market and extend our appeal to a broader range of ISVs, SaaS vendors and systems integrators.

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

•

Application-specific integration solutions—We continue to invest in the creation of additional application-specific, service-based integration solutions to leverage recent investments in our Pervasive DataSynch product line.

•

Data solutions—We continue to invest in data solutions offerings, delivering data solutions on-demand in a fast, easy and affordable manner. Future data solutions offerings may take the form of data auditing, data profiling or other data services to complement our subscription-based data synchronization solution, Pervasive DataSynch.

•

Parallel processing for multi-core—We continue to invest resources in the further development of our Pervasive DataRush product. Our goal is to offer the most scalable and easy-to-use 100% Java engine and library that allows software developers to quickly build highly parallel, data intensive applications that take full advantage of the parallel processing capabilities of emerging multi-core chip technologies.

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

The market for our integration products is highly competitive and subject to rapidly changing technology. We principally compete against ETL (extract, transform and load) software vendors and data warehousing and application integration software providers. Such competitors include Ascential/IBM, Business Objects/SAP, Informatica, and Information Builders. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our solutions. These products typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Sybase and Oracle. Competition also comes in the form of custom code, where potential customers have sufficient internal technical resources to develop solutions in-house without the aid of our products or those of our competitors. And, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established or emerging companies providing database products based on existing, new or open-source technologies.

Open-source software may impact our business to the extent interest, demand and use increases in the database segment and poses a challenge to our business model. Firms adopting the open-source software model typically provide customers software produced by loosely associated groups of unpaid programmers, make licenses available to end users at nominal cost, and earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. To the extent competing open-source software products gain increasing market acceptance, sales of our products may decline, we may have to reduce prices we charge for our products, and our revenue and operating margins may decline. Broad adoption of open source databases in the SME market could have a material adverse impact on our database business.

Software-as-a-Service (SaaS) vendors may enter our market and could cause a change in revenue models from licensing of client/server and Web-based applications to renting applications. Our competitors may be more successful than we are in adopting these revenue models and capturing related market share.

Proprietary Rights

Our success depends to a significant degree upon our ability to protect our software and other proprietary technology. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, these measures afford us only limited protection. In addition, we rely in part on “shrink wrap” and “click wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Therefore, our efforts to protect our intellectual property may not be adequate. We cannot be certain that others will not develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets owned by us. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. Although we believe software piracy may be a problem, we are unable to determine the extent to which piracy of our software products occurs. In addition, portions of our source code have been developed in foreign countries, where we have used third-party service providers, with laws that do not protect our proprietary rights to the same extent as the laws of the United States.

Employees

As of June 30, 2008, Pervasive employed 219 full-time employees, including 87 in sales and marketing, 66 in research and development, 34 in professional services, customer service and technical support, and 32 in general and administrative. We are not subject to any collective bargaining agreement, and we believe that our relationships with our employees are good.

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

Our Financial Results May Vary Significantly from Quarter to Quarter

Our operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside our control. These factors include:

•	fluctuations in demand for our products, upgrades to our products, or our services;

•	fluctuations in the demand for and deployment of client/server applications in which our Pervasive.SQL products are designed to be embedded;

•	fluctuations in demand for our products due to the potential impact of deteriorating economic conditions on our customer base;

•	seasonality of purchases and the timing of product sales and shipments;

•	unexpected delays in introducing new products and services or improvements to existing products and services;

•	new product releases, licensing models or pricing policies by our competitors;

•	acquisitions or mergers involving us, our competitors or customers;

•	impact of changes to our product distribution strategy and pricing policies;

•	lack of order backlog;

•	loss of significant customer or distributor;

•	changes in purchasing and/or payment practices by our distributors or other customers;

•	a reduction in the number of independent software vendors, or ISVs who embed our products or value-added resellers, or VARs, who sell and deploy our products;

•	changes in the mix of domestic and international sales;

•	impact of changes to our geographic investment levels and business models;

•	changes in the cost of routine business activities;

•	gains or losses associated with discontinued operations;

•	changes in our business plan or strategy;

•	impact of severance charges associated with departing employees;

•	write-downs of the recorded book value of assets;

•	changes in generally accepted accounting principles in the United States; and

•	costs associated with the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Our Performance Depends on Market Acceptance of Pervasive.SQL

We derive a substantial portion of our revenues from the license of our Pervasive PSQL® products. Continued market acceptance of Pervasive PSQL may be influenced heavily by factors outside of our control such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and demand for applications of the type built on our products. Market acceptance of Pervasive PSQL Summit v10.10 (released in June 2008) and future upgrades also may be influenced by factors in our control such as product quality, relative demand for feature and functionality upgrades and any future product announcements or price changes.

Revenue from our embedded database product, Pervasive PSQL®, increased in fiscal year 2008 relative to fiscal year 2007 and decreased in fiscal year 2007 relative to fiscal year 2006. We believe the decrease in fiscal year 2007 was due to a variety of factors, including but not limited to, competition and what we believe to be the negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. In addition, the decrease in fiscal year 2007 was due in part to reduced customer demand within our installed base of customers for the then current version of our database product (Version 9 released in March 2005). In September 2007, we released the latest version of our database product, PSQL Summit v10 and revenue from this product has increased in fiscal year 2008 relative to fiscal 2007. Regardless, a continued reduction in our embedded database business, or our inability to grow the integration products business we acquired as a result of our acquisition of Data Junction Corporation in fiscal year 2004, could have a material adverse effect on our business, operating results and financial condition.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account for a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the fiscal year ended June 30, 2008, one distributor (our joint venture partner in Japan, AG-TECH Corporation) accounted for an aggregate of approximately 13% of our revenues, as compared to 11% in the fiscal year ended June 30, 2007. Additionally, sales related to accounting software applications has, at various times, represented as much as 20% of our revenues. Furthermore, there is currently consolidation taking place among our ISVs that could narrow the number of customers who sell our products. For example, one of our ISVs, The Sage Group plc, has acquired Timberline Software Corporation, Softline Limited and ACCPAC International Inc., three of our ISVs. The Sage Group family of companies has, at various times, represented as much as 10% of our revenues. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

We May be Unable to Protect Our Intellectual Property and Proprietary Rights

Our success depends to a significant degree upon our ability to protect our software and other proprietary technology. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, these measures afford us only limited protection. In addition, we rely in part on “shrink wrap” and “click wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Therefore, our efforts to protect our intellectual property may not be adequate. We cannot be certain that others will not develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets owned by us. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. Although we believe software piracy may be a problem, we are unable to determine the extent to which piracy of our software products occurs. In addition, portions of our source code have been developed in foreign countries, such as in India where we have used third-party service providers, with laws that do not protect our proprietary rights to the same extent as the laws of the United States.

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

The market for our integration products is highly competitive and subject to rapidly changing technology. We principally compete against ETL (extract, transform and load) software vendors and data warehousing and application integration software providers. Such competitors include Ascential/IBM, Business Objects/SAP, Informatica, and Information Builders. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our solutions. These products typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Sybase and Oracle. Competition also comes in the form of custom code, where potential customers have sufficient internal technical resources to develop solutions in-house without the aid of our products or those of our competitors. And, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established or emerging companies providing database products based on existing, new or open-source technologies.

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

Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. For example, Microsoft, Oracle, IBM and Sybase all currently license royalty-free limited versions of their database technologies. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Sybase, IBM, Progress, MySQL/Sun, Ascential/IBM, Business Objects/SAP, Informatica, Information Builders or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs, which may limit our ability to sell our products through particular partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business. We cannot be certain we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

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

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the fiscal year ended June 30, 2008, we derived 38% of our revenues outside North America. Our international operations are generally subject to a number or risks. These risks include:

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

We issue stock options and restricted stock as key components of our overall compensation. There is pressure on public companies from shareholders generally and various organizations to reduce the rate at which companies issue stock options and restricted stock to employees, which may make it more difficult to obtain shareholder approval of equity compensation plans when required. In addition, we believe expensing stock options and restricted stock will increase shareholder pressure to limit future grants and could make it more difficult for us to grant stock options and restricted stock to employees in the future. As a result, we may lose top employees to non-public, start-up companies or may generally find it more difficult to attract, retain and motivate employees, either of which could materially and adversely affect our business, results of operations and financial condition.

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

During the nine fiscal quarters ending June 30, 2008, the Company has acquired approximately 5.6 million shares of its common stock on the open market at a total cost of approximately $22.5 million, or approximately $4.02 price per share. The Company’s Board of Directors has approved a new stock repurchase plan effective March 25, 2008, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million, $9.3 million of which is still available as of June 30, 2008. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2008 fiscal year that remained unresolved.

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

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded in the Nasdaq Global Market under the symbol PVSW. The Company completed its initial public offering and commenced trading on September 26, 1997. The following tables set forth the high and low closing sales prices of the Company’s common stock for each quarterly period during the two years ended June 30, 2008.

Fiscal 2007	High	Low
First Quarter	$4.11	$3.69
Second Quarter	$3.89	$3.40
Third Quarter	$4.32	$3.60
Fourth Quarter	$5.98	$3.86

Fiscal 2008	High	Low
First Quarter	$5.50	$4.44
Second Quarter	$4.72	$4.00
Third Quarter	$4.06	$3.50
Fourth Quarter	$4.97	$4.22

As of August 31, 2008, there were approximately 240 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder.

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2008 to May 31, 2008	15,740	$4.47	6,883,880	$9,929,000
June 1, 2008 to June 30, 2008	148,681	$4.51	7,032,561	$9,255,000

Total	164,421

In March 2008, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on March 25, 2008. During the three months ended June 30, 2008, we repurchased 164,421 shares of common stock at a cost of approximately $0.7 million under the stock repurchase plan approved in March 2008. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of income data for the fiscal years ended June 30, 2006, 2007 and 2008 and the consolidated balance sheet data at June 30, 2007 and 2008 are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of income data for the periods ended June 30, 2004 and 2005 and the consolidated balance sheet data at June 30, 2004, 2005 and 2006 are derived from audited consolidated financial statements not included herein.

	Year Ended June 30,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues:
Product licenses	$40,967	$36,978	$33,776	$28,851	$29,343
Services and other	8,641	11,374	11,804	11,932	13,124

Total revenue	49,608	48,352	45,580	40,783	42,467
Costs and expenses:
Cost of product licenses	1,712	2,273	2,407	3,437	2,229
Cost of services and other	5,519	5,213	5,602	4,439	4,244
Sales and marketing	18,311	21,313	18,712	15,349	17,949
Research and development	9,983	11,084	10,320	9,819	10,205
General and administrative	5,228	4,753	6,588	5,539	5,084
Management restructuring charge	—	—	771	—	—
Write-off of acquired in-process research and development	1,084	—	—	—	—

Total costs and expenses (1)	41,837	44,636	44,400	38,583	39,711

Operating income	7,771	3,716	1,180	2,200	2,756
Interest and other income, net	293	561	1,446	2,269	1,659
Income tax benefit (provision)	(750)	(268)	2,150	(432)	(1,405)

Net income	7,314	4,009	4,776	4,037	3,010

Basic earnings per share	$0.37	$0.18	$0.21	$0.19	$0.15

Diluted earnings per share	$0.33	$0.17	$0.21	$0.19	$0.15

Shares used in computing basic earnings per share	19,801	22,341	22,468	21,475	19,558
Shares used in computing diluted earnings per share	21,951	23,352	22,687	21,744	19,951

	June 30,
	2004	2005	2006	2007	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$24,705	$34,086	$31,137	$31,563	$33,190
Marketable securities	9,914	3,305	12,405	$14,788	$11,759
Working capital	30,729	34,899	43,121	$43,456	$41,055
Total assets	93,868	94,205	100,638	97,740	94,744
Long-term liabilities, net of current portion	—	—	—	—	—
Total stockholders’ equity	79,085	82,743	89,161	87,004	83,276

(1)	Total costs and expenses include the impact of SFAS 123(R) share-based payments of $3.0 million, $2.1 million and $1.8 million for the years ended June 30, 2006, 2007 and 2008, respectively, which are not included in years prior to fiscal year 2006. See Note 2 Summary of Significant Accounting Policies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in the forward-looking statements. Please see the “Special Note Regarding Forward-Looking Statements” elsewhere in this Report on Form 10-K.

Overview

Pervasive Software (NASDAQ: PVSW) helps companies get the most out of their data investments through embeddable data management and agile integration software. The embeddable PSQL database engine allows organizations to successfully embrace new technologies while maintaining application compatibility and robust database reliability in a near-zero database administration environment. Pervasive’s agile, multi-purpose integration platform accelerates the sharing of information between multiple databases, applications, or hosted business systems and allows customers to re-use the same software for diverse integration scenarios. For more than two decades, Pervasive products have delivered value with a compelling combination of performance, flexibility, reliability and low total cost of ownership. In addition, significant portions of our database and integration flagship product lines are embeddable into commercial applications for sale predominantly to small to mid-sized enterprises (SMEs) through a well-developed channel of independent software vendors (ISVs), Software-as-a-Service (SaaS) vendors, value-added resellers (VARs) and system integrators.

Our flagship Pervasive PSQL® database, offering unparalleled data management technology combined with very low TCO, has millions of server seats licensed since the inception of Pervasive Software Inc. in 1994. The full data management product line also includes specific solutions for data movement and synchronization, and addresses security challenges related to data integrity, accountability, continuity and availability throughout the data lifecycle. The product line is designed for integration by ISVs into client/server, Web and mobile applications which are sold predominantly to SMEs and other businesses having little to no information technology (IT) infrastructure, and requiring self-tuning, low-administration products. The product incorporates significant backward compatibility with a range of operating systems, hardware platforms (both 32 and 64 bit) and applications as well as supporting new technologies such as Microsoft Windows Server 2008.

Our data and application integration offering, Pervasive Data Integrator™, features a comprehensive set of visual design tools to rapidly build, test and deploy integration processes, regardless of size and complexity, across hundreds of data formats and applications within and outside of the enterprise. The Pervasive integration product line is designed to grow and scale for the diverse data and application integration needs of small to mid-sized businesses and departments of large enterprises. Our focus on rapid implementation and ease of use helps reduce the complexity, costs and risks associated with traditional labor-intensive integration methods. The product line also features a product for comprehensive profiling of large amounts of data to assess data quality, leveraging commodity multicore hardware.

Pervasive integration allows two-way connectivity between SaaS and on-premises applications, SaaS-to-SaaS, or on-premises to on-premises. Both traditional ISVs and SaaS vendors opt to embed Pervasive integration within their applications to help provide affordable, predictable integration as part of their software capability. Pervasive also delivers preconfigured packaged integration solutions that allow even non-technical users to access point-to-point integration within just a few clicks at an affordable subscription fee.

Our customer base is both large and diverse; we serve tens of thousands of customers in virtually every industry and market around the world. We sell products in more than 150 countries through direct sales and channel distribution. Founded in 1994, Pervasive is headquartered in Austin, Texas, with international offices in Brussels, Frankfurt, London, Paris and a joint venture in Japan.

In July 2001, we formed a business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive PSQL) and Pervasive PSQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive PSQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. We do not have the ability to significantly influence or control the operations of AG-TECH and therefore, account for our investment in AG-TECH on the cost method of accounting. Pervasive’s revenues from Japan were $6.8 million, $4.6 million and $5.4 million for the fiscal years ended June 30, 2006, 2007 and 2008, respectively. This agreement has been renewed twice, most recently for an additional five-year term which expires on June 30, 2012.

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

Goodwill and Other Intangible Assets—We assess whether goodwill and indefinite-lived intangibles are impaired on an annual basis. Upon determining the existence of goodwill and/or indefinite-lived intangibles impairment, we measure impairment based on the amount by which the book value of goodwill and/or indefinite-lived intangibles exceeds its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstance that would indicate that, more likely than not, the book value of goodwill and/or indefinite-lived intangibles has been impaired.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. Prior to fiscal year 2006, we had concluded that a valuation allowance was required for all periods presented to the extent that we do not anticipate the ability to utilize a portion of the deferred tax assets. In fiscal years 2006, 2007 and 2008, we again considered future taxable income in assessing the need for a valuation allowance, and we were able to determine that we expected to realize a portion of our deferred tax assets in excess of the net recorded amount, resulting in an adjustment to the deferred tax asset valuation allowance in the cumulative amount of $2.9 million. Further, our foreign net operating loss and state tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are frequently under audit by tax authorities in various jurisdictions. Prior to July 1, 2007, accruals for tax contingencies were provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies. Although we believe we have appropriate support for the positions taken on our tax returns, we have recorded a liability for our best estimate of the probable loss on certain of these positions. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from intercompany transfer pricing. Although we believe our recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although we believe the estimates and assumptions supporting our assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. Due to the complexity involved, we are not able to estimate the range of reasonably possible losses in excess of amounts recorded.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of income.

	Year Ended June 30,
	2006	2007	2008
Revenues:
Product licenses	74%	71%	69%
Services and others	26	29	31

Total revenues	100%	100%	100%
Costs and expenses:
Cost of product licenses	5	8	5
Cost of services and other	12	11	10
Sales and marketing	41	38	43
Research and development	23	24	24
General and administrative	14	14	12
Management restructuring charges	2	––	––

Total costs and expenses	97	95	94

Operating income	3	5	6
Interest and other income, net	3	6	4
Income tax benefit (provision)	4	(1)	(3)

Net income	10%	10%	7%

Revenues

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal year 2008 relative to fiscal year 2007 after decreasing in fiscal year 2007 relative to fiscal year 2006. We believe the current year increase was due to the release of our latest version of Pervasive PSQL version 10. The prior year decrease was due to a variety of factors, including but not limited to, competition and what we believe to be the negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. In addition, the decrease in fiscal year 2007 was due in part to reduced customer demand within our installed base of customers for the prior version of our database product (version 9 released March 2005). Our embedded database and related products represented approximately 66% of our revenue in fiscal year 2008. In addition, we believe the integration products we acquired in fiscal year 2004 as a result of our acquisition of Data Junction Corporation represent a growth opportunity as we invest in revenue synergies and opportunities presented by the acquired business, combined with our historical database business and channels. Our integration products represented approximately 34% of our revenue in fiscal year 2008. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

We generated total revenue of $45.6 million, $40.8 million and $42.5 million for the fiscal years ended June 30, 2006, 2007 and 2008, respectively, which represents a decrease of 11% from fiscal 2006 to 2007, and an increase of 4% from fiscal 2007 to 2008. Our product license revenues were $33.8 million, $28.9 million and $29.3 million for the fiscal years ended June 30, 2006, 2007 and 2008, respectively, which represents a decrease of 14% from fiscal 2006 to 2007, and an increase of 2% from fiscal 2007 to 2008. Our service and other revenues were $11.8 million, $11.9 million and $13.1 million for the fiscal years ended June 30, 2006, 2007 and 2008, respectively, which represents an increase of 1% from fiscal 2006 to 2007, and an increase of 10% from fiscal 2007 to 2008.

International revenues, consisting of all revenue from customers located outside of North America, were $16.8 million, $14.9 million and $16.2 million in fiscal 2006, 2007 and 2008, representing 37%, 37% and 38% of total revenue, respectively. The decrease in international revenue in fiscal year 2007 is primarily attributed to a decline in our embedded database revenue in Japan. The increase in international revenue in fiscal year 2008 is primarily attributed to an increase in our embedded database revenue in both Europe and Japan. We expect international revenue will continue to account for a significant portion of our revenue in the future.

Costs and Expenses

Cost of Product Licenses.    Cost of product licenses consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product licenses was $2.4 million, $3.4 million and $2.2 million in fiscal 2006, 2007 and 2008, representing 5%, 8% and 5% of total revenues respectively. The increase in cost of product licenses revenue in fiscal year 2007 is primarily the result of the write off of various purchased technologies during the year in the amount of $1.1 million. We anticipate that cost of product licenses revenue in fiscal year 2009 will decrease as compared to fiscal year 2008 due to a reduction in amortization expense when the purchased technology related to the fiscal year 2004 acquisition of Data Junction becomes fully amortized.

Cost of Services and Other.    Cost of services and other consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase, and the costs to deliver professional services and training services to others. Cost of services and other was $5.6 million, $4.4 million and $4.2 million in fiscal 2006, 2007 and 2008, representing 12%, 11% and 10% of total revenues, respectively. Cost of services and other revenues decreased in fiscal year 2007 as compared to fiscal year 2006 primarily as a result of a reduction in costs related to support and professional service personnel. We anticipate cost of services and other in fiscal year 2009 will be consistent with fiscal year 2008.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment, marketing programs and promotional expenses. Sales and marketing expenses were $18.7 million, $15.3 million and $17.9 million in fiscal 2006, 2007 and 2008, representing 41%, 38% and 43% of total revenues, respectively. Sales and marketing expenses decreased in fiscal 2007 primarily due to a reduction in costs related to sales and marketing personnel and a reduction in marketing program costs. Sales and marketing expenses increased in fiscal 2008 primarily due to an increase in costs related to sales and marketing personnel and increased investment in marketing programs in support of new and upgraded product releases. We anticipate sales and marketing expenses will increase during fiscal year 2009 as we increase our sales and marketing personnel and invest in marketing programs in support of our new products and services.

Research and Development.    Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $10.3 million, $9.8 million and $10.2 million in fiscal 2006, 2007 and 2008, representing 23%, 24% and 24% of total revenues, respectively. Research and development expenses decreased in fiscal year 2007 primarily due to the closing of our India subsidiary at the end of fiscal 2006. Research and development expenses increased in fiscal year 2008 primarily due to increased investment in innovation of extensions to existing products as well as new products and services. We anticipate our research and development spending will increase in fiscal year 2009 as we continue to invest in existing products as well as new products and services.

General and Administrative.    General and administrative expenses consist primarily of personnel salaries and other costs of our finance, human resources and administrative departments. General and administrative expenses were $6.5 million, $5.5 million and $5.1 million in fiscal year 2006, 2007 and 2008, representing 14%, 14% and 12% of total revenues, respectively. General and administrative expenses decreased in dollar amount in fiscal year 2007 primarily as a result of a reduction in costs associated with executive management personnel and a corresponding reduction in FAS 123R stock option expense. General and administrative expenses decreased in dollar amount in fiscal year 2008 primarily due to the full-year effect of reductions of executive management personnel during fiscal year 2007. We believe our general and administrative expenses in fiscal year 2009 will be consistent with fiscal year 2008.

Share-based compensation expense.    Share-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options accounted for under SFAS 123(R). (See Notes 2 and 6 to the Consolidated Financial Statements.) Share-based compensation expense was included in costs and expenses as follows:

(Amounts in thousands)	2006	2007	2008
Cost of service and other revenues	$113	$70	$47
Sales and marketing	946	594	494
Research and development	549	240	212
General and administrative	1,435	1,192	1,040

Total	$3,043	$2,096	$1,793

The decrease in share-based compensation expenses in 2007 and 2008 resulted primarily from reductions in senior management positions in 2006 and 2007. We believe our share-based compensation expense in fiscal year 2009 will be consistent with fiscal year 2008.

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

Interest and Other Income.    Interest and other income consists primarily of interest earned on various investments and was approximately $1.4 million, $2.3 million and $1.7 million in fiscal years 2006, 2007 and 2008, respectively. The increase in interest and other income in fiscal 2007 as compared to fiscal 2006 resulted from higher cash balances and higher yields on invested funds. The decrease in interest and other income in fiscal 2008 as compared to fiscal 2007 is primarily the result of lower yields on invested funds and investing a portion of our investments in tax-advantaged instruments.

Provision for Income Taxes.    Provision for income taxes related to operations was approximately $0.4 million and $1.4 million in fiscal 2007 and 2008, respectively. Income tax benefit was approximately $2.2 million in fiscal 2006. The income tax benefit in fiscal 2006 consists primarily of the effect of a change in our valuation allowance related to our deferred tax asset in the amount of $2.3 million, offset partially by provision for income taxes related to foreign operations. The provision for income taxes in fiscal years 2007 and 2008 consist of income taxes related to both our foreign and domestic operations, offset by a change in our valuation allowance.

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

	Quarter Ended
	Sept. 30 2006	Dec. 31 2006	Mar. 31 2007	June 30 2007	Sept. 30 2007	Dec. 31 2007	Mar. 31 2008	June 30 2008
	(in thousands, except per share data)
Revenues:
Product licenses	$6,981	$7,268	$7,468	$7,134	$7,026	$7,155	$7,474	$7,688
Services and other	2,986	2,808	2,976	3,162	3,144	3,187	3,302	3,491

Total revenues	9,967	10,076	10,444	10,296	10,170	10,342	10,776	11,179
Costs and expenses:
Cost of product licenses	1,041	908	910	578	532	691	501	505
Cost of services and other	1,147	1,078	1,102	1,112	1,060	1,047	1,069	1,068
Sales and marketing	3,716	3,693	3,851	4,089	4,280	4,305	4,382	4,982
Research and development	2,249	2,506	2,575	2,489	2,545	2,617	2,590	2,453
General and administrative	1,517	1,405	1,365	1,252	1,430	1,241	1,173	1,240

Total costs and expenses	9,670	9,590	9,803	9,520	9,847	9,901	9,715	10,248

Operating income	297	486	641	776	323	441	1,061	931
Interest and other income, net	519	563	593	594	583	459	354	263
Income tax benefit (provision)	(86)	(488)	(375)	517	(353)	(215)	(480)	(357)

Net income	$730	$561	$859	$1,887	$553	$685	$935	$837

Basic earnings per share	$0.03	$0.03	$0.04	$0.09	$0.03	$0.03	$0.05	$0.05

Diluted earnings per share:	$0.03	$0.03	$0.04	$0.09	$0.03	$0.03	$0.05	$0.04

As a Percentage of Revenues:
Revenues:
Product licenses	70%	72%	72%	69%	69%	69%	69%	69%
Services and other	30	28	28	31	31	31	31	31

Total revenues	100	100	100	100	100	100	100	100
Costs and expenses:
Cost of product licenses	10	9	9	6	5	7	4	4
Cost of services and other	12	11	10	11	11	10	10	10
Sales and marketing	37	36	37	40	42	42	41	45
Research and development	23	25	25	24	25	25	24	22
General and administrative	15	14	13	12	14	12	11	11

Total costs and expenses	97	95	94	93	97	96	90	92

Operating income	3	5	6	7	3	4	10	8
Interest and other income, net	5	6	6	6	6	5	3	2
Income tax benefit (provision)	(1)	(5)	(4)	5	(4)	(2)	(4)	(3)

Net income	7%	6%	8%	18%	5%	7%	9%	7%

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

Liquidity and Capital Resources

Cash provided by operations was $8.2 million, $11.9 million and $7.9 million for fiscal 2006, 2007 and 2008, respectively. Cash provided by operations increased in fiscal 2007 as compared to fiscal year 2006 primarily due to an increase in income before taxes, non-cash amortization and write-offs of purchased technology intangible assets, a decrease in trade accounts receivable and an increase in deferred revenue. Cash provided by operations decreased in fiscal 2008 as compared to fiscal year 2007 as our trade receivables remained at normalized levels compared to revenues following significant collections experience in fiscal 2007 and our income tax expenses increasingly resulted in cash payments to taxing jurisdictions.

We invested, net, $9.1 million and $2.4 million in marketable securities in fiscal 2006 and 2007, respectively. We received net proceeds of $3.1 million from the sale or maturity of marketable securities in fiscal 2008. In addition, we purchased property and equipment totaling approximately $0.6 million, $0.7 million and $0.7 million in fiscal 2006, 2007 and 2008, respectively. This property consisted primarily of computer hardware and software for general upgrade requirements for all fiscal years.

During fiscal years 2006, 2007 and 2008, we repurchased 763,700 shares, 2,697,531 shares and 2,248,394 shares, respectively, of common stock at a cost of approximately $3.2 million, $10.8 million and $9.2 million, respectively. In March 2008, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on March 25, 2008, of which $9.3 million remains available as of June 30, 2008. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During fiscal years ended June 30, 2006, 2007 and 2008, we received approximately $1.8 million, $2.6 million and $0.4 million, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 658,000, 861,000 and 144,000 for the fiscal years ending June 30, 2006, 2007 and 2008, respectively.

We are exploring new opportunities to build, license or acquire products and services for introduction to and through our expansive worldwide channel. Any such transaction could cause us to issue dilutive equity securities, reduce our cash and marketable securities, or incur debt or contingent liabilities.

On June 30, 2008, we had $41.1 million in working capital including $44.9 million in cash, cash equivalents and marketable securities, compared to working capital of $43.5 million at June 30, 2007.

Summary Disclosures About Contractual Obligations

The following table summarizes our operating lease obligations, net of subtenant offsets, at June 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Future Minimum Lease Payments	Subtenant Offset to Future Minimum Lease Payments	Net Future Minimum Lease Payments
2009	$1,425	$278	$1,147
2010	1,436	285	1,151
2011	1,396	119	1,277
2012	465	—	465
Thereafter	—	—	—

	$4,722	$682	$4,040

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 on July 1, 2008 did not have a significant impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007. SFAS 159 also allows an entity to early adopt the statement as of the beginning of an entity’s fiscal year that begins after the issuance of SFAS 159, provided that the entity also adopts the requirement of SFAS No. 157. The adoption of SFAS 159 on July 1, 2008 did not have an impact on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not believe this pronouncement will impact its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Belgium, Germany, France and England and a joint venture in Japan, and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2006, the result would have been an increase in revenue and operating income of approximately $0.3 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2007, the result would have been an increase in revenue and operating income of approximately $0.1 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2008, the result would have been a decrease in revenue and operating income of approximately $0.6 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2006, the result would have been an increase in operating income of less than $0.1 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2007, the result would have been an increase in operating income of approximately $0.1 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2008, the result would have been an increase in operating income of approximately $0.3 million. The impact of fluctuations in the relative value of all other currencies for fiscal 2006, 2007 and 2008 was not material.

We monitor our foreign currency exposure and, from time to time, will attempt to reduce exposure through hedging. Gains and losses on foreign currency hedging were not material to the consolidated financial statements for fiscal years ended June 30, 2006, 2007, and 2008 as such hedging activities were minimal.

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

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Office and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The information regarding directors, executive officers and corporate governance is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants’ Annual Meeting of Stockholders to be held on November 11, 2008. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2008.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, and their ages as of August 31, 2008, and biographical summaries are as follows:

Name	Age	Position
John E. Farr	48	President, Chief Executive Officer and Director
Randall G. Jonkers	51	Chief Financial Officer
Michael Hoskins	54	Chief Technology Officer and Director
Stephen Padgett	48	Vice President, Information Technology

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

Randall G. Jonkers has served as our Chief Financial Officer since January 2006 and as Vice President, Finance since October 2005. Prior to joining Pervasive, Mr. Jonkers served in various capacities as CFO, Executive Vice President, interim CEO and Board Member of WSNet, a privately owned satellite broadcasting and equipment reseller from 1998 to 2005. Mr. Jonkers also served as CFO for Healthway Communications International Inc., a privately owned high-technology company, from 1995 to 1998; in various corporate accounting and reporting roles for Dell Computer Corporation from 1989 to 1995; as an auditor for Coopers & Lybrand from 1987 to 1989; as well as active and reserve duty in the U.S. Army as a Material Management Officer and Chief Logistics Officer. Mr. Jonkers received a B.B.A. in Accounting from the University of Texas at Austin.

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

September 8, 2008
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN E. FARR John E. Farr	President and Chief Executive Officer and Director (Principal Executive Officer)	September 8, 2008

/s/ RANDALL G. JONKERS Randall G. Jonkers	Chief Financial Officer (Principal Financial and Accounting Officer)	September 8, 2008

/s/ SHELBY H. CARTER, JR. Shelby H. Carter, Jr.	Director and Chairman of the Board	September 8, 2008

/s/ NANCY R. WOODWARD Nancy R. Woodward	Director	September 8, 2008

/s/ DAVID A. BOUCHER David A. Boucher	Director	September 8, 2008

/s/ DAVID R. BRADFORD David R. Bradford	Director	September 8, 2008

/s/ JEFFREY S. HAWN Jeffrey S. Hawn	Director	September 8, 2008

/s/ MICHAEL E. HOSKINS Michael E. Hoskins	Director	September 8, 2008

SCHEDULE II

PERVASIVE SOFTWARE INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions/ Write-offs Charged to Allowance	Other Additions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2006	478	300	309	—	469
Year ended June 30, 2007	469	135	299	—	305
Year ended June 30, 2008	305	84	99	—	290

Valuation Allowance for Deferred Tax Assets:
Year ended June 30, 2006	9,747	—	4,083	—	5,664
Year ended June 30, 2007	5,664	—	1,908	—	3,756
Year ended June 30, 2008	3,756	—	835	—	2,921

S-1

PERVASIVE SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pervasive Software Inc:

We have audited Pervasive Software Inc. and subsidiaries (the “Company”) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three years in the period ended June 30, 2008, and our report dated September 8, 2008 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas

September 8, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pervasive Software Inc:

We have audited the accompanying consolidated balance sheets of Pervasive Software Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pervasive Software Inc. as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 8, 2008 expressed an unqualified opinion on the effective operation of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas

September 8, 2008

PERVASIVE SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2007	2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents, including interest-bearing investments of $30,743 in 2007 and $32,300 in 2008	$31,563	$33,190
Marketable securities	14,788	11,759
Trade accounts receivable, net of allowance for doubtful accounts of $305 in 2007 and $290 in 2008	5,563	5,581
Deferred income tax assets	771	744
Prepaid expenses and other current assets	1,507	1,249

Total current assets	54,192	52,523
Property and equipment, net	1,574	1,474
Purchased technology, net	2,126	626
Goodwill	38,508	38,508
Deferred income tax assets	1,071	1,310
Other assets	269	303

Total assets	$97,740	$94,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$335	$352
Accrued payroll and payroll related costs	1,247	1,753
Deferred rent and lease related accruals	1,425	1,253
Other accrued expenses	1,687	1,765
Deferred revenue	6,042	6,345

Total current liabilities	10,736	11,468

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; Authorized—75,000,000 shares; issued 26,032,855 and 26,305,277 shares in 2007 and 2008, respectively; outstanding—21,081,025 and 19,105,053 shares in 2007 and 2008, respectively	85,501	78,595
Accumulated other comprehensive loss	(1,365)	(1,197)
Retained earnings	2,868	5,878

Total stockholders’ equity	87,004	83,276

Total liabilities and stockholders’ equity	$97,740	$94,744

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended June 30,
	2006	2007	2008
	(in thousands, except per share data)
Revenues:
Product licenses	$33,776	$28,851	$29,343
Services and other	11,804	11,932	13,124

Total revenues	45,580	40,783	42,467
Costs and expenses:
Cost of product licenses	2,407	3,437	2,229
Cost of services and other	5,602	4,439	4,244
Sales and marketing	18,712	15,349	17,949
Research and development	10,320	9,819	10,205
General and administrative	6,588	5,539	5,084
Management restructuring charges	771	—	—

Total costs and expenses	44,400	38,583	39,711

Operating income	1,180	2,200	2,756
Interest and other income	1,446	2,269	1,659

Income before income taxes	2,626	4,469	4,415
Income tax benefit (provision)	2,150	(432)	(1,405)

Net income	$4,776	$4,037	$3,010

Basic earnings per share	$0.21	$0.19	$0.15

Diluted earnings per share	$0.21	$0.19	$0.15

Includes share-based payment compensation expense as follows:
Cost of service and other revenues	$113	$70	$47
Sales and marketing	946	594	494
Research and development	549	240	212
General and administrative	1,435	1,192	1,040

Total	$3,043	$2,096	$1,793

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at June 30, 2005	$89,949	$(1,261)	$(5,945)	$82,743
Acquisition of 763,700 treasury shares, cumulative treasury shares of 2,254,299 and cost of $7,470 at June 30, 2006	(3,151)	—	—	(3,151)
Issuance of common stock pursuant to the exercise of stock options and restricted stock awards	1,886	—	—	1,886
Stock-based compensation expense	3,043	—	—	3,043
Unrealized loss on investments	—	(36)	—	(36)
Foreign currency translation adjustment	—	(100)	—	(100)
Net income	—	—	4,776	4,776

Total comprehensive income				4,640

Balances at June 30, 2006	91,727	(1,397)	(1,169)	89,161
Acquisition of 2,697,531 treasury shares, cumulative treasury shares of 4,951,830 and cost of $18,310 at June 30, 2007	(10,840)	—	—	(10,840)
Issuance of common stock pursuant to the exercise of stock options and restricted stock awards.	2,518	—	—	2,518
Stock-based compensation expense	2,096	—	—	2,096
Unrealized gain on investments	—	31	—	31
Foreign currency translation adjustment	—	1	—	1
Net income	—	—	4,037	4,037

Total comprehensive income				4,069

Balances at June 30, 2007	85,501	(1,365)	2,868	87,004
Acquisition of 2,248,394 treasury shares, cumulative treasury shares of 7,200,224 and cost of $27,462 at June 30, 2008	(9,152)	—	—	(9,152)
Issuance of common stock pursuant to the exercise of stock options and restricted stock awards.	425	—	—	425
Stock-based compensation expense	1,793	—	—	1,793
Adjustment to additional paid in capital related to tax effect of stock-based awards	28	—	—	28
Unrealized gain on investments	—	49	—	49
Foreign currency translation adjustment	—	119	—	119
Net income	—	—	3,010	3,010

Total comprehensive income				3,178

Balances at June 30, 2008	$78,595	$(1,197)	$5,878	$83,276

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2006	2007	2008
	(in thousands)
Cash from operations
Net income	$4,776	$4,037	$3,010
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,870	2,419	2,120
Write-off of purchased technology	—	1,072	147
Deferred income tax expense (benefit)	(2,300)	904	(211)
Stock-based compensation expense	3,043	2,096	1,793
Change in operating assets and liabilities:
Current assets	(228)	1,559	162
Accounts payable and accrued liabilities	108	(653)	538
Deferred revenue	(90)	418	305

Net cash provided by operations	8,179	11,852	7,864
Cash from investing activities
Purchase of property and equipment	(635))	(705)	(651)
Purchase of marketable securities	(12,239)	(15,048)	(41,843)
Proceeds from sale or maturity of marketable securities	3,139	12,665	44,919
Increase in other assets and other	(45)	(33)	(33)

Net cash provided by (used in) investing activities	(9,780)	(3,121)	2,392
Cash from financing activities
Purchase of treasury stock	(3,151)	(10,840)	(9,152)
Proceeds from exercise of stock options and employee stock purchase plan	1,849	2,518	425

Net cash used in financing activities	(1,302)	(8,322)	(8,727)
Effect of exchange rate changes on cash and cash equivalents	(46)	17	98

Change in cash and cash equivalents	(2,949)	426	1,627
Cash and cash equivalents at beginning of year	34,086	31,137	31,563

Cash and cash equivalents at end of year	$31,137	$31,563	$33,190

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

1.    The Company

Pervasive Software Inc. (the “Company”) helps companies get the most out of their data investments through embeddable data management and agile integration software. The embeddable PSQL database engine allows organizations to successfully embrace new technologies while maintaining application compatibility and robust database reliability in a near-zero database administration environment. Pervasive’s agile, multi-purpose integration platform accelerates the sharing of information between multiple databases, applications, or hosted business systems and allows customers to re-use the same software for diverse integration scenarios. For more than two decades, Pervasive products have delivered value with a compelling combination of performance, flexibility, reliability and low total cost of ownership. In addition, significant portions of our database and integration flagship product lines are embeddable into commercial applications for sale predominantly to small to mid-sized enterprises (SMEs) through a well-developed channel of independent software vendors (ISVs), Software-as-a-Service (SaaS) vendors, value-added resellers (VARs) and system integrators.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

The Company expenses costs of producing advertising-related and sales-related collateral materials as incurred. Other production costs associated with direct mail programs, placement costs associated with magazine or other printed media and all direct costs associated with trade shows and other sales related events are expensed when the related direct mail is sent, advertising space is used or the event is held. These expenses in 2006, 2007 and 2008 were approximately $2.1 million, $1.7 million and $1.7 million, respectively.

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

The Company estimates its income taxes in each of the jurisdictions in which it operates as part of the process of preparing the consolidated financial statements. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. The Company then assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, it establishes a valuation allowance. The Company concluded that a valuation allowance was required for all periods presented. The Company considered future taxable income in assessing the need for the valuation allowance, and was able to determine that it would be able to realize a portion of deferred tax assets in the future in excess of its net recorded amount, resulting in an adjustment to the deferred tax asset valuation allowance in the amount of $2.3 million, $0.5 million, and $66,000 in fiscal years 2006, 2007, and 2008, respectively.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is frequently under audit by tax authorities in various jurisdictions. Prior to fiscal year 2008, accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies. Although the Company believes it has appropriate support for the positions taken on its tax returns, the Company has recorded a liability for its best estimate of the probable loss on certain of these positions. The Company believes that its accruals for tax liabilities are adequate for all open years, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from intercompany transfer pricing. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting our assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. Due to the complexity involved, the Company is not able to estimate the range of reasonably possible losses in excess of amounts recorded.

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

A reconciliation of the change in our unrecognized tax benefits for the year ended June 30, 2008 is as follows (in thousands):

Balance at July 1, 2007	$95
Additions based on tax positions taken during a prior period	38

Balance at June 30, 2008	$133

As of June 30, 2008, $133,000 of unrecognized tax benefits are attributed to uncertain tax positions that, if recognized, would affect the effective tax rate. We accrue and recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2008, the balance of accrued interest and penalties related to unrecognized tax benefits was approximately $74,000. We do not believe that it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of June 30, 2008.

With few exceptions, the Company and all of its major filing subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal year 2004.

Cash and Cash Equivalents

Cash and cash equivalents include cash, certificates of deposit, and securities with original maturities less than ninety days when purchased.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The majority of the Company’s marketable securities mature on or before June 30, 2009. All are stated at fair market value as of June 30, 2007 and 2008, and consist of the following (in thousands):

	June 30,
	2007	2008
Marketable securities
U.S. Government Agencies	$14,612	$6,722
Municipal Bonds	—	4,860
Certificates of Deposit	176	177

Total	$14,788	$11,759

Property and Equipment

Property and equipment are stated at cost and are being depreciated over their estimated useful lives (3 to 7 years) using the straight-line method. Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter.

Long-Lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. In reviewing the carrying amounts of long-lived assets, the Company considers, among other factors, the future cash inflows expected to result from the use of the asset and its eventual disposition, less the future cash outflows expected to be necessary to obtain those inflows.

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

Foreign Currency Transactions

For the Company’s foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in aggregate as a component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in other income and were not significant in 2006, 2007 or 2008.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments, principally forward pricing contracts, are used by the Company from time to time in the management of its foreign currency exposures. The fair value associated with these forward pricing contracts at June 30, 2007 and 2008 is not significant. Gains and losses on foreign currency transaction hedges are recognized in income when realized and offset the foreign exchange gains and losses on the underlying transactions. The Company does not hold or issue derivative financial instruments for trading purposes.

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

In July 2001, we formed a business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. We do not have the ability to significantly influence or control the operations of AG-TECH and therefore, account for our investment in AG-TECH on the cost method of accounting. AG-TECH Corporation is one of the Company’s distribution partners in Japan and accounted for approximately 15%, 11% and 13% of the Company’s revenue during the years ended June 30, 2006, 2007 and 2008 respectively. The AG-TECH distribution agreement has been renewed twice, most recently for an additional five-year term which expires on June 30, 2012.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash received from option exercises under all share-based payment arrangements for the years ended June 30, 2006, 2007 and 2008, was $1.8 million, $2.5 million and $0.4 million, respectively. The estimated net tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements was approximately $0.1 million for the year ended June 30, 2006, $0.3 million for the year ended June 30, 2007 and $0.1 million for the year ended June 30, 2008.

Total compensation cost recognized in income for stock-based employee compensation awards was approximately $3.0 million, $2.1 million and $1.8 million for the fiscal years ending June 30, 2006, 2007 and 2008, respectively and the total recognized tax benefit related thereto was approximately $0.2 million, nil and nil, respectively.

During fiscal 2006, 2007 and 2008, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following weighted average assumptions:

	Employee Stock Options
	2006	2007	2008
Risk free interest rate	4.42%	4.58%	2.44%
Volatility factor	.92	.71	.46
Weighted average expected life of options (in years)	4	4	4

The weighted average estimated grant date fair value, as defined by SFAS 123R, for options granted under the Company’s stock option plan during the years ended June 30, 2006, 2007 and 2008 was $2.83, $2.14 and $1.56 per share, respectively.

During fiscal year 2006, 2007 and 2008 the Company issued 600,000, 195,000 and 138,000 shares, respectively, of restricted stock with a weighted average fair value of $4.23, $4.21 and $3.83 per share, respectively. During fiscal year 2007 and 2008, the Company issued 5,000 and 25,000 restricted stock units, respectively. The shares and units are being expensed over their expected lives of three to four years.

As of June 30, 2008, $1.2 million, $0.7 million, $0.3 million and $0.1 million of unrecognized compensation cost related to non-vested awards is expected to be recognized in fiscal years 2009, 2010, 2011 and 2012, respectively.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segments

In accordance with Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers its business activities to be a single segment.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 on July 1, 2008 did not have a significant impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007. SFAS 159 also allows an entity to early adopt the statement as of the beginning of an entity’s fiscal year that begins after the issuance of SFAS 159, provided that the entity also adopts the requirement of SFAS No. 157. The adoption of SFAS 159 on July 1, 2008 did not have an impact on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not believe this pronouncement will impact its financial statements.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,
	2007	2008
Computer equipment and purchased software	$6,205	$4,205
Office equipment, furniture and fixtures	1,972	1,864
Leasehold improvements	1,379	1,408

	9,556	7,477
Less accumulated depreciation and amortization	(7,982)	(6,003)

	$1,574	$1,474

Depreciation expense was approximately $1.3 million, $0.9 million and $0.8 million for fiscal years ending June 30, 2006, 2007 and 2008, respectively.

4.	Income Taxes

The components of income before income taxes consist of the following (in thousands):

	Year ended June 30
	2006	2007	2008
Domestic income	$2,070	$4,337	$4,458
Foreign income	556	132	(43)

Income before income taxes	$2,626	$4,469	$4,415

Significant components of income tax expense (benefit) are as follows (in thousands):

	Year ended June 30
	2006	2007	2008
Income tax provision (benefit):
Current
Federal	$––	$—	$1,535
State	51	55	50
Foreign	99	(527)	31

Total current	150	(472)	1,616

Deferred:
Federal	(2,300)	1,207	(120)
State	—	(303)	(91)
Foreign	—	—	—

Total deferred	(2,300)	904	(211)

Total income tax provision (benefit)	$(2,150)	$432	$1,405

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s provision for income taxes differs from the expected provision computed by applying the statutory federal income tax rate of 34% to income from continuing operations before income taxes for 2006, 2007 and 2008 as a result of the following (in thousands):

	Year ended June 30
	2006	2007	2008
Computed at statutory rate of 34%	$893	$1,519	$1,501
State income taxes, net of federal benefit	—	175	39
Effect of foreign operations	(82)	41	84
Non-deductible stock-based compensation	711	228	230
Deemed foreign dividends	28	147	100
Change in valuation allowance associated with expected realization of deferred tax assets not previously benefited	(2,300)	(504)	(66)
Benefit of deferred tax assets not previously recognized related to foreign tax credit carryforward	(1,320)	—	—
Benefit of deferred tax asset not previously recognized related to temporary difference	(131)	—	—
Federal, foreign and state tax credits generated	—	(500)	(253)
Benefit of tax exempt interest income	—	—	(127)
Benefit of Section 199 deductions	—	(85)	(138)
Non-deductible charges	19	92	32
Increase (reduction) of FAS 5 income tax contingencies	—	(613)	38
Other	32	(68)	(35)

Total income tax provision (benefit)	$(2,150)	$432	$1,405

The components of deferred income taxes at June 30, 2007 and 2008 are as follows (in thousands):

	June 30,
	2007	2008
Deferred tax assets:
Domestic tax credit carryforwards	$622	$477
Domestic alternative minimum tax credit carryforwards	341	0
Canadian net operating loss carryforwards	3,505	2,736
Accrued expenses and reserves	1,044	971
Depreciable assets	390	391
Stock-based compensation	409	722

Total deferred tax assets	6,311	5,297

Deferred tax liabilities:
Prepaid expenses	(273)	(226)
Purchased technology, net	(440)	(96)

Total deferred tax liabilities	(713)	(322)
Valuation allowance for deferred tax assets	(3,756)	(2,921)

Net deferred tax assets	$1,842	$2,054

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2008, the Company expects that upon filing of its domestic tax return for fiscal year 2008 it will have state research and development credit carryforwards of approximately $0.5 million and a state temporary credit for business loss carryforwards of approximately $0.2 million. These carryforwards will begin to expire in fiscal 2021 and 2027, respectively, if not utilized. The Company also has Canadian net operating loss carryforwards of $8.0 million, a portion of which expires on an annual basis.

The valuation allowance decreased by approximately $0.8 million during the year ended June 30, 2008, which substantially relates to the expiration of Canadian net operating loss carryovers not previously benefited. At June 30, 2008, the Company has a valuation allowance of $2.9 million, which is primarily related to the Canadian net operating loss carryforwards and the determination that these assets will not be able to be utilized due to the uncertainty of generating sufficient taxable income in Canada in the near future.

5.	Employee Benefits

The Company’s employees are offered health coverage under a partially self-funded plan in which the Company purchases specific stop-loss insurance coverage at $35,000 per year, per employee. The Company has also purchased an aggregate stop-loss insurance coverage to limit its maximum annual exposure to claims funded. Based on the policy census at July 1, 2008, such maximum annual exposure for the policy year ending June 30, 2009 is approximately $2.1 million. The Company pays a fixed fee per covered individual for administrative costs of the administrator and the cost of the stop-loss insurance purchased on the Company’s behalf. The Company contributes 100% toward the cost to insure each employee and 75% toward the cost to insure dependents for which coverage is requested by the employee. Expenses for the partially self-funded plan including premiums and claims funded for the years ended June 30, 2006, 2007 and 2008 were approximately $0.8 million, $0.8 million, and $1.1 million, respectively.

The Company has a 401(k) retirement plan which is available to all domestic, full-time employees. The Company’s expenses related to the plan were not significant in the years ended June 30, 2006, 2007 or 2008. In fiscal years 2006, 2007 and 2008, the Company funded a matching contribution of 10% of participant contributions made during calendar years 2005, 2006 and 2007 for all participants employed by the Company on December 31, 2005, 2006 and 2007. The amount expensed related to the match was approximately $94,000, $79,000 and $100,000 for the fiscal years ended June 30, 2006, 2007 and 2008, respectively.

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

Incentive stock options may be granted to employees of the Company entitling them to purchase shares of common stock for a maximum of ten years (five years in the case of options granted to a person possessing more than 10% of the combined voting power of the company as of the date of grant). The exercise price for incentive stock options may not be less than fair market value of the common stock on the date of the grant (110% of fair market value in the case of options granted to a person possessing more than 10% of the combined voting power of the Company). Nonqualified stock options may be granted to employees, officers, directors, independent contractors and consultants of the Company. The exercise price for nonqualified stock options may not be less

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than 85% of the fair market value of the common stock on the date of the grant (110% of fair market value in the case of options granted to a person possessing more than 10% of the combined voting power of the Company). The vesting period for stock options is generally a four-year period. Options are generally exercisable by the holder only for the vested portion of each grant. The Company may also award Restricted Stock, Restricted Stock Units and Stock Appreciation Rights subject to provisions in the 2006 Plan.

During fiscal year 2006, 2007 and 2008 the Company issued 600,000, 195,000 and 138,000 shares, respectively, of restricted stock with a weighted average fair value of $4.23, $4.21 and $3.83 per share, respectively.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Intrinsic Value
Outstanding and unvested at June 30, 2006	600,000	$4.23	2.59	$2,538,000
Granted	195,000	4.21	3.05	821,000
Vested	—	—	—	—
Forfeited	(200,000)	4.25	—	(850,000)

Outstanding and unvested at June 30, 2007	595,000	4.24	2.08	2,509,000
Granted	138,000	3.83	2.87	528,680
Vested	(12,500)	4.03	—	(50,375)
Forfeited	(10,000)	3.76	—	(37,600)

Outstanding and unvested at June 30, 2008	710,500	$4.15	2.36	$2,949,705

A summary of changes in common stock options during the year ended June 30, 2006, 2007 and 2008 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2005	5,054,850	$0.13—16.81	$4.57
Granted	445,500	4.05— 4.45	4.20
Exercised	(657,875)	0.13— 4.10	2.91
Surrendered	(1,045,750)	3.01—16.81	5.25

Options outstanding, June 30, 2006	3,796,725	0.90—16.81	4.62
Granted	375,500	3.72— 4.40	3.81
Exercised	(860,725)	0.90— 4.35	2.89
Surrendered	(794,312)	1.18—16.75	5.53

Options outstanding, June 30, 2007	2,517,188	1.06—16.81	4.81
Granted	249,000	3.76— 4.66	4.01
Exercised	(144,422)	1.18— 4.20	2.94
Surrendered	(216,725)	3.70—16.81	6.16

Options outstanding, June 30, 2008	2,405,041	$1.06—16.81	$4.72

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is additional information relating to options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life Of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 1.06 to $ 2.00	151,425	2.75	$1.37	151,425	$1.37
$ 2.31 to $ 4.00	1,069,366	6.68	3.74	613,334	3.69
$ 4.03 to $ 6.00	746,000	6.65	4.81	514,250	5.02
$ 6.90 to $ 9.88	375,000	5.04	7.30	375,000	7.30
$10.00 to $16.81	63,250	1.29	12.87	63,250	12.87

$ 1.06 to $16.81	2,405,041	6.03	$4.72	1,717,259	$5.01

The aggregate intrinsic value (the amount by which market price exceeds the option exercise price) for options as of June 30, 2008 is as follow:

Year Ended June 30, 2008 Aggregate Intrinsic Value (in 000s)
Options outstanding at end of year	$1,082
Options exercisable at end of year	$839

At June 30, 2008, 4,678,539 shares of common stock were reserved for future exercise of stock options and restricted stock awards. As part of the 2006 Plan, shareholders approved a share reserve of 5,396,725 for future exercise of stock options and restricted stock awards. The share reserve includes 4,396,725 shares that were subject to outstanding awards under the 1997 Plan (determined as of June 30, 2006) and which, if forfeited, cancelled or otherwise terminated are returned to the 2006 Plan share reserve and made available for subsequent issuance.

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from operations (in thousands, except per share data):

	Year ended June 30
	2006	2007	2008
Numerator:
Net income	$4,776	$4,037	$3,010

Denominator:
Denominator for basic earnings per share—weighted average shares	22,468	21,475	19,558
Effect of dilutive securities	219	269	393

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversion	22,687	21,744	19,951

Basic earnings per share	$0.21	$0.19	$0.15

Diluted earnings per share	$0.21	$0.19	$0.15

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2006, 2007 and 2008 approximately 1,469,000, 1,534,000 and 789,000 shares, respectively, were not included in the diluted earnings per share calculation since the shares are anti-dilutive.

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

As of June 30, 2008, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $0.6 million (net of accumulated amortization of $5.9 million) as of June 30, 2008. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004. During fiscal year 2007, the Company filed amended tax returns related to Data Junction that resulted in approximately $0.4 million of federal research and development and Alternative Minimum Tax Credit carryforwards. Since the credits relate to periods prior to the Company’s acquisition of Data Junction, the benefit of these credit carryforwards was used to reduce goodwill.

The Company is amortizing the intangible assets on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the years ended June 30, 2006, 2007 and 2008 was approximately $1.6 million, $1.5 million and $1.5 million, respectively. During fiscal year 2007, the Company determined various purchased technologies were not likely to provide significant future economic benefit and therefore the remaining assets were written off in the amount of $1.1 million. Amortization expense for intangible assets is anticipated to be approximately $0.6 million for the year ended June 30, 2009.

Purchased technology consists of the following (in thousands):

	June 30,
	2007	2008
Purchased technology	$7,450	$6,527
Accumulated amortization	(5,324)	(5,901)

	$2,126	$626

10.	Commitments and Contingencies

The Company leases its headquarters and international office space and, in some cases, is obligated for its proportionate share of utilities and other defined operating expenses of the related building. The Company has executed a $175,000 letter of credit as required under the headquarters office lease. Office rent expense, net of subtenant offsets, for the Company’s domestic and international offices for the years ended June 30, 2006, 2007 and 2008, was approximately $2.2 million, $2.2 million, and $1.8 million, respectively.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments, net of subtenant offsets, at June 30, 2008 under the operating leases for worldwide office space are as follows (in thousands):

	Future Minimum Lease Payments	Subtenant Offset to Future Minimum Lease Payments	Net Future Minimum Lease Payments
2009	$1,425	$278	$1,147
2010	1,436	285	1,151
2011	1,396	119	1,277
2012	465	—	465
Thereafter	—	—	—

	$4,722	$682	$4,040

The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the consolidated financial position and results of operations as of June 30, 2008.

11.	Segments of Business and Geographic Area Information

The Company is engaged in the design, development and marketing of data infrastructure software. The Company considers its business activities to constitute a single segment of business.

A summary of the Company’s operations by geographic area follows (in thousands):

	Year ended June 30,
	2006	2007	2008
Revenue:
North America	$28,782	$25,847	$26,238
Europe (majority originating from U.S)	9,429	9,645	10,109
Japan	6,776	4,556	5,363
Rest of World (all originating from U.S.)	593	735	757

Total	$45,580	$40,783	$42,467

Operating income (loss) (A):
North America	$(7,333)	$(7,273)	$(7,695)
Europe (inclusive of revenue originating from U.S.)	3,715	5,037	5,098
India	(1,960)	(111)	—
Japan	6,758	4,547	5,353

Total	$1,180	$2,200	$2,756

Identifiable assets:
North America	$98,884	$96,673	$93,344
Europe	978	556	832
India	297	68	62
Japan	479	443	506

Total	$100,638	$97,740	$94,744

(A)	Operating income for Europe, India and Japan do not include any allocation of marketing, product development, technical support and administrative costs incurred in the United States.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Statements of Cash Flows

The changes in current assets from operations reflected in the consolidated statements of cash flows are comprised of the following (in thousands):

	Year ended June 30,
	2006	2007	2008
Trade accounts receivable	$13	$1,845	$(20)
Prepaid expenses and other current assets	(241)	(286)	182

	$(228)	$1,559	$162

The changes in accounts payable and accrued liabilities from operations reflected in the consolidated statements of cash flows are comprised of the following (in thousands):

	Year ended June 30,
	2006	2007	2008
Trade accounts payable	$212	$(386)	—
Accrued payroll and payroll related costs	(127)	73	515
Deferred rent and lease related accruals	400	(3)	(172)
Other accrued expenses	(377)	(337)	195

	$108	$(653)	$538

Supplemental disclosures:
Income taxes paid (refunds received) during the year:
Domestic	$(73)	$(581)	$1,439

Foreign	$163	$85	$85