Form 10-Q
period 2008-09-30
PERVASIVE SOFTWARE INC
filed 2008-11-07
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒            Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2008, there were 18,542,418 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2008	June 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,911	$33,190
Marketable securities	12,883	11,759
Trade accounts receivable, net	6,250	5,581
Deferred income taxes	735	744
Prepaid expenses and other current assets	1,056	1,249

Total current assets	54,835	52,523
Property and equipment, net	1,511	1,474
Purchased technology, net	299	626
Goodwill	38,508	38,508
Deferred income taxes	1,716	1,310
Other assets	262	303

Total assets	$97,131	$94,744

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$272	$352
Accrued payroll and payroll related costs	2,230	1,753
Deferred rent and lease related accruals	1,210	1,253
Other accrued expenses	2,552	1,765
Deferred revenues	6,552	6,345

Total current liabilities	12,816	11,468
Stockholders’ equity
Common stock	78,411	78,595
Retained earnings	5,904	4,681

Total stockholders’ equity	84,315	83,276

Total liabilities and stockholders’ equity	$97,131	$94,744

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2008	2007
Revenues:
Product licenses	$8,154	$7,026
Service and other	3,733	3,144

Total revenue	11,887	10,170

Costs and expenses:
Cost of product license revenues	491	532

Cost of service and other revenues	1,112	1,060
Sales and marketing	4,550	4,280
Research and development	2,535	2,545
General and administrative	1,470	1,430

Total costs and expenses	10,158	9,847

Operating income	1,729	323
Interest and other income, net	210	583
Income tax provision	(656)	(353)

Net income	$1,283	$553

Basic earnings per share	$0.07	$0.03

Diluted earnings per share	$0.07	$0.03

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended September 30,
	2008	2007
Cash from operations
Net income	$1,283	$553
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	531	542
Non-cash stock compensation expense	399	485
Deferred tax benefit	(397)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(701)	(59)
Prepaid expenses and other current assets	187	154
Accounts payable and accrued liabilities	1,181	804
Deferred revenue	237	7

Net cash provided by operations	2,720	2,486

Cash from investing activities
Purchases of property and equipment	(245)	(96)
Sales and purchases of marketable securities, net	(1,166)	(3,768)
Decrease in other assets	40	5

Net cash used in investing activities	(1,371)	(3,859)
Cash from financing activities
Proceeds from exercise of stock options	24	234
Purchase of treasury stock	(606)	(1,078)

Net cash used in financing activities	(582)	(844)
Effect of exchange rate on cash and cash equivalents	(46)	26

Increase in cash and cash equivalents	721	(2,191)
Cash and cash equivalents of beginning of period	33,190	31,563

Cash and cash equivalents at end of period	$33,911	$29,372

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

1. General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2008, which are contained in the Company’s Annual Report filed on Form 10-K on September 8, 2008 (File No. 000-23043). The results of operations for the three month periods ended September 30, 2008 and 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,
	2008	2007
Numerator:
Net income	$1,283	$553

Denominator:
Denominator for basic earnings per share - weighted average shares	18,296	20,450
Effect of dilutive securities	646	394

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	18,942	20,844

Basic earnings per share	$0.07	$0.03

Diluted earnings per share	$0.07	$0.03

3. Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investment securities with an original maturity of three months or less at the date of purchase to be cash equivalents.

Short-term investments consist of marketable securities that are classified as “available for sale”, excluding cash equivalents as described above.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

1.	Level 1 Inputs – quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 2 assets consist of marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Examples of assets currently utilizing Level 2 inputs are U.S. agency securities, commercial paper and municipal bonds.

3.	Level 3 Inputs – Used to measure fair value assets and liabilities that little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Short-term investments consisted of the following (in thousands):

		September 30, 2008			June 30, 2008
	Fair Value Hierarchy	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal bonds and U.S. government agencies	Level 2	$12,892	$(9)	$12,883	$11,726	$33	$11,759

		$12,892	$(9)	$12,883	$11,726	$33	$11,759

Short-term marketable securities are classified as “available-for-sale” and are presented at estimated fair value with any unrealized gains or losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for the periods presented. The Company endeavors to utilize the best available information in measuring fair value. For short-term investments, fair values are based on quoted market prices where available. Based on the inputs used to estimate fair values for short-term investments, the Company has determined that our short-term marketable securities are Level 2 in the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended September 30,
	2008	2007
Net income	$1,283	$553
Foreign currency translation adjustments	(18)	36
Unrealized gain (loss) on investments	(42)	41

Comprehensive income	$1,223	$630

5. Stock Compensation

The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures.

The fair value of each award granted from our stock option plan during the three months ended September 30, 2008 and 2007 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three months ended September 30,
	2008	2007
Expected volatility (based on historical data)	43.1%	59.8%
Expected life in years	4	4
Risk-free interest rate	2.09%	3.99%
Fair value per award	$1.56	$2.27

As of September 30, 2008, $1.8 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.1 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

A summary of changes in common stock options during the year ended June 30, 2008 and the three month period ended September 30, 2008 is as follows:

	Shares	Range of Exercise Prices			Weighted Average Exercise Price
Options outstanding, June 30, 2007	2,517,188	$1.06	–	16.81	$4.81
Granted	249,000	$3.76	–	4.66	$4.01
Exercised	(144,422)	$1.18	–	4.20	$2.94
Surrendered	(216,725)	$3.70	–	16.81	$6.16

Options outstanding, June 30, 2008	2,405,041	$1.06	–	16.81	$4.72
Granted	23,000	$4.31	–	4.31	$4.31
Exercised	(7,250)	$3.09	–	4.05	$3.23
Surrendered	(50,500)	$3.72	–	6.90	$4.22

Options outstanding, September 30, 2008	2,370,291	$1.06	–	16.81	$4.73

The following is additional information relating to outstanding options:

Range of Exercise Price	Options Outstanding		Options Exercisable
	September 30, 2008	June 30, 2008	September 30, 2008
$ 1.06 to $ 1.71	151,425	151,425	151,425
$ 2.31 to $ 4.00	1,029,741	1,069,366	612,365
$ 4.03 to $ 6.00	754,875	746,000	516,719
$ 6.90 to $ 9.88	371,000	375,000	371,000
$10.00 to $16.81	63,250	63,250	63,250

$ 1.06 to $16.81	2,370,291	2,405,041	1,714,759

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7. Goodwill and Other Intangible Assets

As of September 30, 2008, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $0.3 million (net of accumulated amortization of $6.2 million) as of September 30, 2008. These intangible assets consist of purchased technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004.

The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three months ended September 30, 2008 was $0.3 million. Amortization expense for intangible assets is anticipated to be approximately $0.6 million for the year ended June 30, 2009.

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

Our flagship Pervasive PSQL® database, offering unparalleled data management technology combined with very low total cost of ownership (TCO), has millions of server seats licensed since the inception of Pervasive Software Inc. in 1994. The full data management product line also includes specific solutions for data movement and synchronization, and addresses security challenges related to data integrity, accountability, continuity and availability throughout the data lifecycle. The product line is designed for integration by ISVs into client/server, Web and mobile applications which are sold predominantly to SMEs and other businesses having little to no information technology (IT) infrastructure, and requiring self-tuning, low-administration products. The product incorporates significant backward compatibility with a range of operating systems, hardware platforms (both 32 and 64 bit) and applications as well as supporting new technologies such as Microsoft Windows Server 2008.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. Prior to fiscal year 2006, we had concluded a valuation allowance was required for all periods presented to the extent that we do not anticipate the ability to utilize a portion of the deferred tax assets. In fiscal years 2006, 2007 and 2008, we again considered future taxable income in assessing the need for a valuation allowance, and we were able to determine that we expected to realize a portion of our deferred tax assets in excess of the net recorded amount, resulting in an adjustment to the deferred tax asset valuation allowance in the cumulative amount of $2.9 million. Further, our foreign net operating loss and state tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future. At September 30, 2008 and June 30, 2008, our valuation allowance was $2.4 million and $2.9 million, respectively.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Income:

	Three months ended September 30,
	2008	2007
Revenues:
Product licenses	69%	69%
Services and other	31	31

Total revenue	100	100

Costs and expenses:
Cost of product license revenues	4	5
Cost of service and other expenses	9	11
Sales and marketing	39	42
Research and development	21	25
General and administrative	12	14

Total costs and expenses	85	97

Operating income	15	3
Interest and other income, net	2	6
Income tax provision	(6)	(4)

Net income	11%	5%

Revenues

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal year 2008 relative to fiscal year 2007 after decreasing in fiscal year 2007 relative to fiscal year 2006. We believe the increase in 2008 was due to the release of our latest version of Pervasive PSQL version 10 (released September 2007). The decrease in 2007 was due to a variety of factors, including but not limited to, competition and what we believe to be the negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. In addition, the decrease in fiscal year 2007 was due in part to reduced customer demand within our installed base of customers for the prior version of our database product (version 9 released March 2005). Our embedded database and related products represented approximately 66% of our revenue in fiscal year 2008. In addition, we believe the integration products we acquired in fiscal year 2004 as a result of our acquisition of Data Junction Corporation represent a growth opportunity as we invest in revenue synergies and opportunities presented by the acquired business, combined with our historical database business and channels. Our integration products represented approximately 34% of our revenue in fiscal year 2008. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $11.9 million in the three months ended September 30, 2008, an increase of 17% over the $10.2 million reported for the comparable period in the prior fiscal year. Our product license revenues were $8.2 million and $7.0 million in the three months ended September 30, 2008 and 2007, respectively. Our license revenues in the September quarter were aided in part by one relatively large transaction representing approximately $0.7 million in revenue. Our service and other revenues were $3.7 million in the three months ended September 30, 2008, an increase of 19% over the $3.1 million for the comparable period in the prior fiscal year. Our service and other revenues benefited from an increase in our professional service revenue of approximately $0.5 million.

Licenses of our embedded database software operating on Microsoft based operating systems continue to represent more than 90% of our database product license revenues. We expect the percentages of our revenues attributable to licenses of our software operating on particular platforms will continue to change from time to time. We cannot be certain our revenues attributable to licenses of our software operating on Microsoft based, or any other operating system platform, will grow in the future.

International revenues, consisting of all revenues from customers located outside of North America, were $4.5 million and $3.7 million in the three months ended September 30, 2008 and 2007, representing 37% and 37% of total revenues, respectively. We expect international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization and write-offs of purchased technology. Cost of product license revenues was $0.5 million and $0.5 million in the three months ended September 30, 2008 and 2007, representing 4% and 5% of total revenues, respectively. We anticipate that cost of product license revenues will decrease in the quarter ending December 31, 2008 as the amortization of purchased technology associated with the acquisition of Data Junction will be completed in December 2008.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.1 million and $1.1 million in the three months ended September 30, 2008 and 2007, representing 9% and 11% of total revenues, respectively. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended September 30, 2008.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expense, marketing programs and promotional expense, and travel and entertainment. Sales and marketing expenses were $4.6 million and $4.3 million in the three months ended September 30, 2008 and 2007, representing 39% and 42% of total revenues, respectively. The increase in sales and marketing expenses is due primarily to an increase in costs related to sales and marketing personnel and an increase in discretionary marketing program spending. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended September 30, 2008.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.5 million and $2.5 million in the three months ended September 30, 2008 and 2007, representing 21% and 25% of total revenues, respectively. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended September 30, 2008.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.5 million and $1.4 million in the three months ended September 30, 2008 and 2007, representing 12% and 14% of total revenues, respectively. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended September 30, 2008.

Share-based compensation expense. Share-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options accounted for under SFAS 123(R). Share-based compensation expense is included in costs and expenses as follows:

	Three months ended September 30,
	2008	2007
Cost of service and other revenues	$10	$14
Sales and marketing	88	134
Research and development	41	64
General and administrative	260	273

Total	$399	$485

The decrease in share-based compensation expenses in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 is primarily the result of a decrease in the number of equity based awards and a lower computed valuation of new awards relative to prior awards. We believe our share-based compensation expense will continue to trend lower in the quarter ending December 31, 2008.

Provision for Income Taxes. Provision for income taxes was approximately $0.7 million and $0.4 million in the three months ended September 30, 2008 and 2007, respectively. The Company’s estimated annual effective tax rate and associated provision for income taxes for the three months ended September 30, 2008 is based on an estimate of consolidated earnings before income taxes for fiscal 2009. The estimated annual effective tax rate is impacted primarily by estimates of non-deductible expenses, deductions related to domestic production activities and tax exempt income, the effects of state and foreign operations, and credits generated. The Company’s effective tax rate is normally reduced by research and development credits generated. The federal research credit expired December 31, 2007 and was retroactively reinstated with modifications under The Emergency Economic Stabilization Act of 2008, which was enacted on October 3, 2008. As such, the Company’s second quarter filing will take into account the effects of this retroactive reinstatement.

Liquidity and Capital Resources

Cash provided by operations was $2.7 million and $2.5 million for the three months ended September 30, 2008 and 2007, respectively. Cash provided by operations for the three months ended September 30, 2008 resulted primarily from income from operations as adjusted for non-cash items and an increase in accounts payable and accrued liabilities, offset by an increase in trade accounts receivable. Cash provided by operations for the three months ended September 30, 2007 resulted primarily from net income as adjusted for non-cash items and an increase in accounts payable and accrued liabilities. Our cash flows for the first fiscal quarter are generally aided by not having any estimated tax payments due.

During the quarters ended September 30, 2008 and 2007, we invested $1.2 million and $3.8 million, net, respectively, in marketable securities, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $0.2 million and $0.1 million in the three months ended September 30, 2008 and 2007, respectively. This property consisted primarily of computer hardware and software. We expect our capital expenditures in the near term will be consistent with recent quarterly expenditures.

In March 2008, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on March 25, 2008. During the three months ended September 30, 2008, we repurchased 145,509 shares of common stock at a cost of approximately $0.6 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During the three months ended September 30, 2008 and 2007, we received approximately $24,000 and $0.2 million, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 7,000 and 92,000 for the three-month periods ended September 30, 2008 and 2007, respectively.

On September 30, 2008, we had $42.0 million in working capital, including $46.8 million in cash, cash equivalents and marketable securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2008, the result would have been a decrease in revenue and operating income of approximately $0.6 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2008, the result would have been an increase in operating income of approximately $0.3 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of all currencies was not material for the three months ended September 30, 2008. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2008, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required public disclosure.

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

Adverse Economic Conditions May Harm Our Operating Results

Our operating results may be harmed by unfavorable changes in economic conditions that impact our customers’ spending. If our customers’ demand for our products or corporate spending on data management and integration software decreases as a result of a change in economic conditions, our business may be harmed. In addition such unfavorable economic conditions may impact our customers ability to pay for our products they have purchased and as a consequence, our reserves for doubtful accounts and write-offs of accounts receivable may increase.

We Generally Operate Without a Backlog

We generally operate with virtually no order backlog because our software products are shipped and revenue is recognized shortly after orders are received. This lack of backlog makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter.

Our Performance Depends on Market Acceptance of Pervasive PSQL

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

Revenue from our embedded database product, Pervasive PSQL®, increased in fiscal year 2008 relative to fiscal year 2007 and decreased in fiscal year 2007 relative to fiscal year 2006. We believe the decrease in fiscal year 2007 was due to a variety of factors, including but not limited to, competition and what we believe to be the negative impact of general economic conditions on our ISV customers who build applications utilizing our database software and reduced demand for the ISVs’ software applications themselves. In addition, the decrease in fiscal year 2007 was due in part to reduced customer demand within our installed base of customers for the then current version of our database product (Version 9 released in March 2005). In September 2007, we released the latest version of our database product, PSQL Summit v10 and revenue from this product increased in fiscal year 2008 relative to fiscal 2007. Regardless, a continued reduction in our embedded database business, or our inability to grow the integration products business we acquired as a result of our acquisition of Data Junction Corporation in fiscal year 2004, could have a material adverse effect on our business, operating results and financial condition.

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

If Our Goodwill or Amortizable Intangible Assets Become Impaired We May Be Required to Record a Significant Charge to Earnings

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

During the ten fiscal quarters ending September 30, 2008, the Company has acquired approximately 5.7 million shares of its common stock on the open market at a total cost of approximately $23.1 million, or approximately $4.03 price per share. The Company’s Board of Directors has approved a new stock repurchase plan effective March 25, 2008, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million, $8.7 million of which is still available as of September 30, 2008. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	103,300	$4.10	7,135,861	$8,828,000
August 1, 2008 to August 31, 2008	32,238	$4.21	7,168,099	$8,692,000
September 1, 2008 to September 30, 2008	9,971	$4.19	7,178,070	$8,650,000

Total	145,509

In March 2008, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on March 25, 2008. During the three months ended September 30, 2008, we repurchased 145,509 shares of common stock at a cost of approximately $0.6 million under the stock repurchase plan approved in March 2008. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 6.	EXHIBITS

(a) Exhibits under Item 601 of Regulation S-K

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2+++	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7++++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 5, 2007.

++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2008	PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2+++	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7++++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.

+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 5, 2007.
++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.