Form 10-Q
period 2008-12-31
PERVASIVE SOFTWARE INC
filed 2009-02-04
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of February 2, 2009 there were 18,874,153 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2008	June 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,165	$33,190
Marketable securities	29,714	11,759
Trade accounts receivable, net	5,446	5,581
Deferred income tax assets	735	744
Prepaid expenses and other current assets	1,360	1,249

Total current assets	52,420	52,523
Property and equipment, net	1,542	1,474
Purchased technology, net	78	626
Goodwill	38,508	38,508
Deferred income tax assets	1,781	1,310
Other assets	247	303

Total assets	$94,576	$94,744

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$248	$352
Accrued payroll and payroll related costs	1,947	1,753
Deferred rent and lease related accruals	1,128	1,253
Other accrued expenses	1,629	1,765
Deferred revenues	6,464	6,345

Total current liabilities	11,416	11,468

Stockholders’ equity:
Common stock	75,696	78,595
Retained earnings	7,464	4,681

Total stockholders’ equity	83,160	83,276

Total liabilities and stockholders’ equity	$94,576	$94,744

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Revenues:
Product licenses	$7,163	$7,155	$15,317	$14,181
Service and other	4,026	3,187	7,759	6,331

Total revenue	11,189	10,342	23,076	20,512

Costs and expenses:
Cost of product license revenues	427	691	918	1,223
Cost of service and other revenues	1,277	1,047	2,389	2,107
Sales and marketing	4,556	4,305	9,106	8,585
Research and development	2,571	2,617	5,106	5,162
General and administrative	1,221	1,241	2,691	2,671

Total costs and expenses	10,052	9,901	20,210	19,748

Operating income	1,137	441	2,866	764
Interest and other income, net	175	459	385	1,042
Income tax provision	(153)	(215)	(809)	(568)

Net income	$1,159	$685	$2,442	$1,238

Basic earnings per share	$0.07	$0.03	$0.14	$0.06

Diluted earnings per share	$0.06	$0.03	$0.13	$0.06

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended December 31,
	2008	2007
Cash from operations
Net income	$2,442	$1,238
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	961	1,081
Write-off of purchased technology	—	147
Non-cash stock compensation expense	774	949
Non-cash changes in deferred tax assets	(462)	(160)
Changes in current operating assets and liabilities:
Trade accounts receivable	61	382
Prepaid expenses and other current assets	(116)	153
Accounts payable and accrued liabilities	(56)	412
Deferred revenue	202	(392)

Net cash provided by operations	3,806	3,810

Cash from investing activities
Purchases of property and equipment	(477)	(275)
Sales and purchases of marketable securities, net	(17,736)	2,823
(Increase) decrease in other assets	55	(54)

Net cash provided by (used in) investing activities	(18,158)	2,494

Cash from financing activities
Proceeds from exercise of stock options	24	285
Purchase of treasury stock	(3,695)	(3,601)

Net cash used in financing activities	(3,671)	(3,316)

Effect of exchange rate on cash and cash equivalents	(2)	43

Increase (decrease) in cash and cash equivalents	(18,025)	3,031
Cash and cash equivalents of beginning of period	33,190	31,563

Cash and cash equivalents at end of period	$15,165	$34,594

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

1. General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2008, which are contained in the Company’s Annual Report filed on Form 10-K on September 8, 2008 (File No. 000-23043). The results of operations for the three and six month periods ended December 31, 2008 and 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Numerator:
Net income	$1,159	$685	$2,442	$1,238

Denominator:
Denominator for basic earnings per share – weighted average shares	17,759	20,160	18,028	20,305

Effect of dilutive securities	678	322	604	359

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	18,437	20,482	18,632	20,664

Basic earnings per share	$0.07	$0.03	$0.14	$0.06

Diluted earnings per share	$0.06	$0.03	$0.13	$0.06

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

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

1.	Level 1 Inputs – quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 2 assets consist of marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Examples of assets currently utilizing Level 2 inputs are U.S. agency securities, commercial paper and municipal bonds.

3.	Level 3 Inputs – Used to measure fair value assets and liabilities that little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Short-term investments consisted of the following (in thousands):

	Fair Value Hierarchy	December 31, 2008			June 30, 2008
		Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:

Municipal bonds and U.S. government agencies	Level 2	$29,466	$248	$29,714	$11,726	$33	$11,759

		$29,466	$248	$29,714	$11,726	$33	$11,759

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

4. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net Income	$1,159	$685	$2,442	$1,238
Foreign currency translation adjustments	139	18	121	54
Unrealized gain (loss) on investments	262	9	220	50

Comprehensive income	$1,560	$712	$2,783	$1,342

5. Stock Compensation

The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures.

The fair value of each award granted from our stock option plan during the three and six months ended December 31, 2008 and 2007 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Expected volatility (based on historical data)	35.3%	47.9%	38.1%	55.6%
Expected life in years	4	4	4	4
Risk-free interest rate	2.32%	3.19%	2.24%	3.67%
Fair value per award	$1.22	$1.86	$1.34	$2.10

As of December 31, 2008, $1.7 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.4 years.

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

A summary of changes in common stock options during the year ended June 30, 2008 and the six month period ended December 31, 2008 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2007	2,517,188	$1.06 – 16.81	$4.81
Granted	249,000	$3.76 – 4.66	$4.01
Exercised	(144,422)	$1.18 – 4.20	$2.94
Surrendered	(216,725)	$3.70 – 16.81	$6.16

Options outstanding, June 30, 2008	2,405,041	$1.06 – 16.81	$4.72
Granted	63,500	$3.95 – 4.31	$4.08
Exercised	(7,250)	$3.09 – 4.05	$3.23
Surrendered	(72,125)	$3.72 – 8.15	$4.41

Options outstanding, December 31, 2008	2,389,166	$1.06 – 16.81	$4.71

The following is additional information relating to outstanding options:

	Options Outstanding		Options Exercisable
Range of Exercise Price	December 31, 2008	June 30, 2008	December 31, 2008
$ 1.06 to $ 1.71	151,425	151,425	151,425
$ 2.31 to $ 4.00	1,062,991	1,069,366	752,115
$ 4.03 to $ 6.00	742,500	746,000	561,750
$ 6.90 to $ 9.88	369,000	375,000	369,000
$10.00 to $16.81	63,250	63,250	63,250

$ 1.06 to $16.81	2,389,166	2,405,041	1,897,540

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7. Goodwill and Other Intangible Assets

As of December 31, 2008, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $0.1 million (net of accumulated amortization of $6.4 million) as of December 31, 2008. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004.

The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three and six months ended December 31, 2008, was $0.2 million and $0.5 million, respectively. Amortization expense for intangible assets is anticipated to be approximately $0.6 million for the year ended June 30, 2009.

8. Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 on July 1, 2008 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:

•	Executive Overview that discusses at a high level our business, our operating results and some of the trends that affect our business.

•	Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•

Results of Operations that begins with a table summarizing results of operations expressed as percentages of revenues for the periods presented, followed by a more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.

You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Special Note Regarding Forward-Looking Statements” at the end of Item 4 for important information to consider when evaluating such statements.

You should read this MD&A in conjunction with the Consolidated Financial Statements and related Notes in Part I, Item 1.

Executive Overview

Our Business

Pervasive Software is a global software and services company focused on helping companies get the most out of their data investments through embeddable data management and agile integration software. Our embeddable Pervasive PSQL database engine allows organizations to successfully embrace new technologies while maintaining application compatibility and robust database reliability in a near-zero database administration environment. Our agile, multi-purpose Pervasive Data Integrator integration platform accelerates the sharing of information between multiple databases, applications, or hosted business systems and allows customers to re-use the same software for diverse integration scenarios.

Our PSQL database products continued to generate approximately two-thirds of our revenue during fiscal year 2008. Channel adoption trends for version 10 of our Pervasive PSQL database have been good since its launch in September 2007, and in June 2008 we released Pervasive PSQL Summit v10.10, which is Microsoft Certified for Windows Server 2008.

Our Integration products continued to generate the remaining one-third of our revenue. These products and services continue to be well-received by our existing and new customers, including end users and commercial software developers alike.

Our solid results in both of our core product lines allow us to continue to fund our commitment to innovation. We will continue to invest in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers. Our innovation efforts in fiscal year 2007 and 2008 resulted in the introduction and further development of three new product and service offerings:

•	Pervasive DataTools—downloadable, subscription-based, functional subsets of our Pervasive Data Integrator product,

•	Pervasive DataSolutions—subscription-based integration as a service delivered on-premises or as a multi-tenant service hosted by Pervasive and potentially by our ISV customers, and

•

Pervasive DataRush—our Java engine and library designed to enable software developers to capture the parallel processing capabilities of multi-core technologies for data-intensive applications, presently at Release Candidate phase and with initial lighthouse customer projects successfully completed.

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

We develop, market, sell and support our offerings worldwide through our principal office in Austin, Texas and through international offices in Brussels, Frankfurt, Paris and London and a joint venture in Japan.

Our Operating Results

Our comparative results for the second fiscal quarter ended December 31, 2008:

•	Revenue was $11.2 million and $10.3 million in the second fiscal quarter ending December 31, 2008 and 2007, respectively.

•

Net income was $1.2 million and $0.7 million in the second fiscal quarter ending December 31, 2008 and 2007, respectively. Net income in the second fiscal quarter included an increase in revenue of $0.8 million, an increase in operating expense of $0.2 million, reduced interest income of $0.3 million, and a decrease in our income tax provision of $0.1 million for a combined net increase of net income of $0.5 million for the second quarter of fiscal year 2009.

•	Operating income, a financial measure before interest income and taxes, was $1.1 million and $0.4 million in the second fiscal quarter ending December 31, 2008 and 2007, respectively.

•

We continued to generate positive cash flow from operations with $1.0 and $1.3 million in the second fiscal quarter ending December 31, 2008 and 2007, respectively. We ended the second quarter of fiscal year 2009 with $44.9 million in cash and marketable securities.

•

We acquired 768,000 shares of our common stock, at a cost of approximately $3.1 million in the second fiscal quarter ending December 31, 2008. Issued and outstanding shares of common stock as of December 31, 2008 totaled approximately 18.3 million.

Market Trends

Over the past 20 years, businesses of all sizes have invested billions of dollars in application software that enabled them to automate and simplify their business processes. As the sales and implementation of these application packages proliferated, including increasingly heterogeneous environments that use both SaaS and on-premises software, organizations have faced increasing data and application infrastructure challenges and an entire software market segment emerged to address these challenges. The past growth of the infrastructure software market in the United States, we believe, can primarily be traced to the demand for technologies that extend the use of established systems, enable the rapid deployment of new applications, and improve the ability to collaborate and communicate with customers and suppliers.

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

Risks to our Success

Risks and uncertainties include, among others, our ability to attract and retain existing and/or new customers; our ability to issue new products or releases of solutions that meet customers’ needs or achieve acceptance by the Company’s customers; changes to current accounting policies which may have a significant, adverse impact upon the Company’s financial results; the introduction of new products by competitors or the entry of new competitors; our ability to preserve our key strategic relationships; our ability to hire and retain key employees; and economic and political conditions in the US and abroad. All of these factors, as well as those discussed in Item 1A—Risk Factors, may result in significant fluctuations in our quarterly operating results and/or our ability to sustain or increase our profitability.

Going Forward

In 2009, the Company is focused on:

•	the continued marketing of the most recent major release of our embedded database product, Pervasive PSQL Summit v10.10, which is Microsoft Certified for Windows Server 2008;

•	growing the sales of our integration product line both through direct sales and through highly leverageable indirect channels;

•

continuing the investment in new product and service innovation, including the further advancement of our innovation initiatives from fiscal 2008: Pervasive DataSolutions (to take advantage of market trends in Integration-as-a-Service) and Pervasive DataRush (to serve new application development capturing the parallel processing capabilities of new-generation multi-core technologies). We are increasing our innovation investments again in fiscal 2009.

•

and, the continued focus on generating profitable results and positive cash flows, while we look for opportunities to reduce our issued and outstanding shares, putting to work our approved share repurchase program.

We remain committed to a strategic balance of investment in both our flagship and emerging products while also maintaining an intense focus on operating profitability.

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

Goodwill and Other Intangible Assets – We assess whether goodwill and indefinite-lived intangibles are impaired on an annual basis and review for triggering events on an ongoing basis. Upon determining the existence of goodwill and/or indefinite-lived intangibles impairment, we measure impairment based on the amount by which the book value of goodwill and/or indefinite-lived intangibles exceeds its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstance that would indicate that, more likely than not, the book value of goodwill and/or indefinite-lived intangibles has been impaired.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. At December 31, 2008 and June 30, 2008, our valuation allowance was $2.2 million and $2.9 million, respectively. Further, our foreign net operating loss and state tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Income:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Revenues:
Product licenses	64%	69%	66%	69%
Services and other	36	31	34	31

Total revenue	100	100	100	100

Costs and expenses:
Cost of product license revenues	4	7	4	6
Cost of service and other expenses	11	10	10	10
Sales and marketing	41	42	39	42
Research and development	23	25	22	25
General and administrative	11	12	12	13

Total costs and expenses	90	96	87	96

Operating income	10	4	13	4
Interest and other income, net	1	5	2	5
Income tax provision	(1)	(2)	(4)	(3)

Net income	10%	7%	11%	6%

Revenues

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal year 2008 relative to fiscal year 2007. We believe the increase in 2008 was due to the release of our latest version of Pervasive PSQL version 10 (released September 2007). Our embedded database and related products represented approximately 66% of our revenue in fiscal year 2008. In addition, we believe the integration products we acquired in fiscal year 2004 as a result of our acquisition of Data Junction Corporation represent a growth opportunity as we invest in revenue synergies and opportunities presented by the acquired business, combined with our historical database business and channels. Our integration products represented approximately 34% of our revenue in fiscal year 2008. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $11.2 million in the three months ended December 31, 2008, an increase of 8% over the $10.3 million reported for the comparable period in the prior fiscal year. Our revenues for the six-month period ending December 31, 2008 increased 13% to $23.1 million as compared to $20.5 million for the comparable period in the prior fiscal year. Our product license revenues were $7.2 million in the three months ended December 31, 2008, consistent with the $7.2 million for the comparable period in the prior fiscal year. Our product license revenues for the six-month period ending December 31, 2008 were $15.3 million, an increase of 8% over the $14.2 million for the comparable period in the prior fiscal year. Our service and other revenues were $4.0 million in the three months ended December 31, 2008, an increase of 26% over the $3.2 million for the comparable period in the prior fiscal year. Our service and other revenues for the six-month period ending December 31, 2008 were $7.8 million, an increase of 23% over the $6.3 million for the comparable period in the prior fiscal year. Service and other revenue increased due to growth in our professional services revenue, which increased from $0.6 million in the second quarter of fiscal 2008 to $1.1 million in the current fiscal quarter.

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

International revenues, consisting of all revenues from customers located outside of North America, were $3.6 million and $3.9 million in the three months ended December 31, 2008 and 2007, respectively, representing 32% and 37% of total revenues, respectively. International revenues were $8.0 million and $7.6 million in the six months ended December 31, 2008 and 2007, representing 35% and 37% of total revenues, respectively. Our international revenues were impacted by a decline in revenue from our Japanese distributor in the amount of approximately $0.5 million in the current fiscal quarter as compared to the same quarter in the prior fiscal year. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization and write-offs of purchased technology. Cost of product license revenues was $0.4 million and $0.7 million in the three months ended December 31, 2008 and 2007, representing 4% and 7% of total revenues, respectively. Cost of product license revenues was $0.9 million and $1.2 million for the six-month period ending December 31, 2008 and 2007, representing 4% and 6% of total revenues, respectively. The decrease in cost of product license revenues is primarily the result of the write off of purchased technology in the amount of approximately $0.1 million in the second quarter of fiscal year 2008 and the completion of the amortization of purchased technology associated with the acquisition of Data Junction during the second quarter of fiscal year 2009. We anticipate that cost of product license revenues will decrease in the quarter ending March 31, 2009 as the amortization of purchased technology associated with the acquisition of Data Junction was completed in December 2008.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.3 million and $1.0 million in the three months ended December 31, 2008 and 2007, representing 11% and 10% of total revenues, respectively. Cost of service and other revenues was $2.4 million and $2.1 million for the six-month period ending December 31, 2008 and 2007, representing 10% of total revenues in both periods. Cost of service and other revenues increased in dollar amount for the three and six months ended December 31, 2008 primarily as a result of increased staffing costs associated with the increase in professional services revenue. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended December 31, 2008.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expense, marketing programs and promotional expense, and travel and entertainment. Sales and marketing expenses were $4.6 million and $4.3 million in the three months ended December 31, 2008 and 2007, representing 41% and 42% of total revenues, respectively. Sales and marketing expenses were $9.1 million and $8.6 million for the six months ending December 31, 2008 and 2007, representing 39% and 42% of total revenues, respectively. The increase in sales and marketing expenses is due primarily to an increase in staffing and personnel costs in fiscal year 2009 as compared to fiscal year 2008. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended December 31, 2008.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.6 million in each of the three months ended December 31, 2008 and 2007, representing 23% and 25% of total revenues, respectively. Research and development expenses were $5.1 million and $5.2 million for the six months ended December 31, 2008 and 2007, representing 22% and 25% of revenues, respectively. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended December 31, 2008.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.2 million in each of the three months ended December 31, 2008 and 2007, representing 11% and 12% of total revenues, respectively. General and administrative expenses were $2.7 million for each of the six months ended December 31, 2008 and 2007, representing 12% and 13% of total revenues, respectively. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended December 31, 2008.

Share-based compensation expense. Share-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options accounted for under SFAS 123(R). Share-based compensation expense is included in costs and expenses as follows:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Cost of service and other revenues	$10	$13	$20	$27
Sales and marketing	79	126	167	260
Research and development	40	59	81	123
General and administrative	246	266	506	539

Total	$375	$464	$774	$949

The decrease in share-based compensation expenses in the three and six months ended December 31, 2008 as compared to the three and six months ended December 31, 2007 is primarily the result of a decrease in the number of equity based awards and a lower computed valuation of new awards relative to prior awards. We anticipate our share-based compensation expense will increase by approximately $0.1 million in the quarter ending March 31, 2009 as compared to the quarter ended December 31, 2008 based on new awards recently issued.

Interest and Other Income. Interest and other income was $0.2 million and $0.5 million for the three months ended December 31, 2008 and 2007, respectively. Interest and other income was $0.4 million and $1.0 million for the six months ended December 31, 2008 and 2007, respectively. Interest and other income decreased due to lower market interest rates and transition of a portion of the portfolio into tax exempt financial instruments in the first half of fiscal year 2008.

Provision for Income Taxes. Provision for income taxes was approximately $0.2 million in each of the three months ended December 31, 2008 and 2007. Provision for income taxes was approximately $0.8 million and $0.6 million in the six months ended December 31, 2008 and 2007, respectively. The Company’s estimated annual effective tax rate and associated provision for income taxes for the three and six months ended December 31, 2008 is based on an estimate of consolidated earnings before income taxes for fiscal 2009. The estimated annual effective tax rate is impacted primarily by estimates of non-deductible expenses, deductions related to domestic production activities and tax exempt income, the effects of state and foreign operations, and credits generated. The Company’s effective tax rate is normally reduced by research and development credits generated. The federal research credit expired December 31, 2007 and was retroactively reinstated with modifications under The Emergency Economic Stabilization Act of 2008, which was enacted on October 3, 2008. As such, our second quarter effective tax rate was less than our ongoing effective tax rate due to the effects of this retroactive reinstatement.

Liquidity and Capital Resources

Cash provided by operations was $3.8 million for each of the six months ended December 31, 2008 and 2007. Cash provided by operations for the six months ended December 31, 2008 resulted primarily from net income as adjusted for non-cash items and an increase in deferred revenue, partially offset by an increase in prepaid expense and other current assets. Cash provided by operations for the six months ended December 31, 2007 resulted primarily from net income as adjusted for non-cash items, a decrease in accounts receivable and prepaid expenses and other current assets and an increase in accounts payable and accrued liabilities, offset by a decrease in deferred revenue.

During the first six months of fiscal 2009, we invested $17.7 million in marketable securities, consisting of various taxable and tax advantaged securities. During the first six months of fiscal 2008, we received net proceeds of $2.8 million from the sale or maturity of marketable securities. In addition, we purchased property and equipment totaling approximately $0.5 and $0.3 million in the six months ended December 31, 2008 and 2007, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will be consistent with the prior fiscal year.

In March 2008, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on March 25, 2008. During the six months ended December 31, 2008, we repurchased 913,509 shares of common stock at a cost of approximately $3.7 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During the six months ended December 31, 2008 and 2007, we received approximately $24,000 and $300,000, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 7,000 and 107,000 for the six-month periods ended December 31, 2008 and 2007, respectively.

On December 31, 2008, we had $41.0 million in working capital, including $44.9 million in cash, cash equivalents and marketable securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2008, the result would have been a decrease in revenue and operating income of approximately $0.6 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2008, the result would have been an increase in operating income of approximately $0.3 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of all currencies was not material for the three months ended December 31, 2008. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer and chief financial officer, disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Adverse Economic Conditions May Harm Our Operating Results

Our revenue and profitability depend on the overall demand for our products and services, which in turn depends on general economic and business conditions. The nature and extent of the effect of the current economic climate on our ability to sell our products and services is uncertain. A softening of demand for our products and services caused by weakening of the economy may result in decreased revenues. In addition, such unfavorable economic conditions may impact our customer’s ability to pay for the products they have purchased and as a consequence, our reserves for doubtful accounts and write-offs of accounts receivable may increase. There can be no assurance that we will be able to effectively promote revenue growth rates in all economic conditions.

We Generally Operate Without a Backlog

We generally operate with virtually no order backlog because our software products are shipped and revenue is recognized shortly after orders are received. This lack of backlog makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter.

Our Performance Depends on Market Acceptance of Pervasive PSQL

We derive a substantial portion of our revenues from the license of our Pervasive PSQL® products. Continued market acceptance of Pervasive PSQL may be influenced heavily by factors outside of our control, such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and demand for applications of the type built on our products. Market acceptance of Pervasive PSQL Summit v10.10 (released in June 2008) and future upgrades also may be influenced by factors in our control such as product quality, relative demand for feature and functionality upgrades and any future product announcements or price changes.

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

The market for our integration products is highly competitive and subject to rapidly changing technology. We principally compete against ETL (extract, transform and load) software vendors and data warehousing and application integration software providers. Such competitors include Ascential/IBM, Business Objects/SAP, Informatica, and Information Builders. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our solutions. These products typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Sybase and Oracle. Competition also comes in the form of custom code, where potential customers have sufficient internal technical resources to develop solutions in-house without the aid of our products or those of our competitors. And, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established or emerging companies providing database or integration products based on existing, new or open-source technologies.

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

During the eleven fiscal quarters ending December 31, 2008, the Company has acquired approximately 6.5 million shares of its common stock on the open market at a total cost of approximately $26.2 million, or approximately $4.05 price per share. The Company’s Board of Directors has approved a new stock repurchase plan effective March 25, 2008, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million, $5.6 million of which is still available as of December 31, 2008. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 to October 31, 2008	424,378	$4.03	7,602,448	$6,928,000
November 1, 2008 to November 30, 2008	281,153	$4.01	7,883,601	$5,793,000
December 1, 2008 to December 31, 2008	62,469	$3.70	7,946,070	$5,560,000

Total	768,000

In March 2008, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on March 25, 2008. During the three months ended December 31, 2008, we repurchased 768,000 shares of common stock at a cost of approximately $3.1 million under the stock repurchase plan approved in March 2008. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of the stockholders was held on November 11, 2008.

The following nominees were elected as directors, each to hold office until their three-year term expires or until their successors have been duly elected and qualified, by the vote set forth below:

NOMINEE	FOR	WITHHELD
Shelby H. Carter, Jr.	15,690,766	732,949

Nancy R. Woodward	15,565,706	858,009

The proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending June 30, 2009 was approved by the vote set forth below:

FOR	AGAINST	ABSTAIN
15,958,964	425,368	39,383

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

(a) Exhibits under Item 601 of Regulation S-K

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2+++	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7++++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8++++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9++++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 5, 2007.
++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2009	PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2+++	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7++++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8++++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9++++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 5, 2007.
++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.