Form 10-Q
period 2009-03-31
PERVASIVE SOFTWARE INC
filed 2009-05-08
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2009, there were 18,172,562 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2009	June 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,938	$33,190
Marketable securities	27,043	11,759
Trade accounts receivable, net	6,684	5,581
Deferred income tax assets	799	744
Prepaid expenses and other current assets	1,345	1,249

Total current assets	52,809	52,523
Property and equipment, net	1,482	1,474
Purchased technology, net	24	626
Goodwill	38,508	38,508
Deferred income tax assets	1,289	1,310
Other assets	237	303

Total assets	$94,349	$94,744

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$331	$352
Accrued payroll and payroll related costs	2,422	1,753
Deferred rent and lease related accruals	1,029	1,253
Other accrued expenses	1,914	1,765
Deferred revenues	6,085	6,345

Total current liabilities	11,781	11,468

Stockholders’ equity
Common stock	73,372	78,595
Retained earnings	9,196	4,681

Total stockholders’ equity	82,568	83,276

Total liabilities and stockholders’ equity	$94,349	$94,744

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Revenues:
Product licenses	$9,353	$7,474	$24,670	$21,655
Service and other	3,689	3,302	11,448	9,633

Total revenue	13,042	10,776	36,118	31,288

Costs and expenses:
Cost of product license revenues	214	501	1,132	1,724
Cost of service and other revenues	1,157	1,069	3,546	3,176
Sales and marketing	4,923	4,382	14,029	12,967
Research and development	2,761	2,590	7,867	7,752
General and administrative	1,435	1,173	4,126	3,844

Total costs and expenses	10,490	9,715	30,700	29,463

Operating income	2,552	1,061	5,418	1,825

Interest and other income, net	171	354	556	1,396
Income tax provision	(840)	(480)	(1,649)	(1,048)

Net income	$1,883	$935	$4,325	$2,173

Basic earnings per share	$0.11	$0.05	$0.24	$0.11

Diluted earnings per share	$0.10	$0.05	$0.23	$0.11

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended March 31,
	2009	2008
Cash from operations
Net income	$4,325	$2,173
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,230	1,600
Write-off of purchased technology	—	147
Non-cash stock compensation expense	1,224	1,365
Non-cash changes in deferred tax assets	(36)	(154)
Changes in current operating assets and liabilities:
Trade accounts receivable	(1,212)	(204)
Prepaid expenses and other current assets	(109)	484
Accounts payable and accrued liabilities	692	467
Deferred revenue	(170)	(85)

Net cash provided by operations	5,944	5,793

Cash from investing activities
Purchases of property and equipment	(639)	(448)
Sales and purchases of marketable securities, net	(15,139)	5,117
(Increase) decrease in other assets	65	(43)

Net cash provided by (used in) investing activities	(15,713)	4,626

Cash from financing activities
Proceeds from exercise of stock options	24	299
Purchase of treasury stock	(6,442)	(8,406)

Net cash used in financing activities	(6,418)	(8,107)

Effect of exchange rate on cash and cash equivalents	(65)	146

Increase (decrease) in cash and cash equivalents	(16,252)	2,458
Cash and cash equivalents of beginning of period	33,190	31,563

Cash and cash equivalents at end of period	$16,938	$34,021

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1. General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2008, which are contained in the Company’s Annual Report filed on Form 10-K on September 8, 2008 (File No. 000-23043). The results of operations for the three and nine month periods ended March 31, 2009 and 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Numerator:
Net income	$1,883	$935	$4,325	$2,173

Denominator:
Denominator for basic earnings per share – weighted average shares	17,442	19,094	17,845	19,904
Effect of dilutive securities	671	207	663	300

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	18,113	19,301	18,508	20,204

Basic earnings per share	$0.11	$0.05	$0.24	$0.11

Diluted earnings per share	$0.10	$0.05	$0.23	$0.11

3. Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investment securities with an original maturity of three months or less at the date of purchase to be cash equivalents.

Short-term investments consist of marketable securities that are classified as “available for sale”, excluding cash equivalents as described above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

1.	Level 1 Inputs – quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 2 assets consist of marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Examples of assets currently utilizing Level 2 inputs are U.S. agency securities, commercial paper and municipal bonds.

3.	Level 3 Inputs – Used to measure fair value assets and liabilities that little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Short-term investments consisted of the following (in thousands):

		March 31, 2009			June 30, 2008
	Fair Value Hierarchy	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:

Municipal bonds and U.S. government agencies	Level 2	$26,866	$177	$27,043	$11,726	$33	$11,759

		$26,866	$177	$27,043	$11,726	$33	$11,759

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net income	$1,883	$935	$4,325	$2,173

Foreign currency translation adjustments	(75)	130	46	184

Unrealized gain (loss) on investments	(75)	45	145	95

Comprehensive income	$1,733	$1,110	$4,516	$2,452

5. Stock Compensation

The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures.

The fair value of each award granted from our stock option plan during the three and nine months ended March 31, 2009 and 2008 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Expected volatility (based on historical data)	31.1%	44.2%	32.9%	46.6%

Expected life in years	4	4	4	4

Risk-free interest rate	1.91%	2.01%	1.99%	2.37%

Fair value per award	$0.98	$1.38	$1.07	$1.54

As of March 31, 2009, $4.0 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.1 years.

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

A summary of changes in restricted stock awards during the year ended June 30, 2008 and the nine month period ended March 31, 2009 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Intrinsic Value
Outstanding and unvested at June 30, 2007	595,000	$4.24	2.08	$2,509,000
Granted	138,000	3.83	2.87	528,680
Vested	(12,500)	4.03	—	(50,375)
Forfeited	(10,000)	3.76	—	(37,600)

Outstanding and unvested at June 30, 2008	710,500	4.15	2.36	2,949,705
Granted	774,000	3.79	2.85	2,933,700
Vested	(375,000)	4.25	—	(1,594,750)
Forfeited	—	—	—	—

Outstanding and unvested at March 31, 2009	1,109,500	$3.91	2.40	$4,288,655

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of changes in common stock options during the year ended June 30, 2008 and the nine month period ended March 31, 2009 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2007	2,517,188	$1.06 –16.81	$4.81
Granted	249,000	$3.76 – 4.66	$4.01
Exercised	(144,422)	$1.18 – 4.20	$2.94
Surrendered	(216,725)	$3.70 –16.81	$6.16

Options outstanding, June 30, 2008	2,405,041	$1.06 –16.81	$4.72
Granted	245,000	$3.60 – 4.31	$3.72
Exercised	(7,250)	$3.09 – 4.05	$3.23
Surrendered	(92,250)	$3.60 – 8.15	$4.36

Options outstanding, March 31, 2009	2,550,541	$1.06 –16.81	$4.64

The following is additional information relating to outstanding options:

	Options Outstanding		Options Exercisable
Range of Exercise Price	March 31, 2009	June 30, 2008	March 31, 2009
$ 1.06 to $ 1.71	151,425	151,425	151,425
$ 2.31 to $ 4.00	1,236,491	1,069,366	786,678
$ 4.03 to $ 6.00	730,375	746,000	566,719
$ 6.90 to $ 9.88	369,000	375,000	369,000
$10.00 to $16.81	63,250	63,250	63,250

$ 1.06 to $16.81	2,550,541	2,405,041	1,937,072

7. Goodwill and Other Intangible Assets

As of March 31, 2009, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $24,000 (net of accumulated amortization of $6.5 million) as of March 31, 2009. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004.

The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three and nine months ended March 31, 2009, was $0.1 million and $0.6 million, respectively. Amortization expense for intangible assets is anticipated to be approximately $0.6 million for the year ended June 30, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8. Recently Issued Accounting Standards

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated financial statements.

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under FASB Statement 157, Fair Value Measurements, remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also requires expanded disclosures. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of evaluating the impact FSP FAS 157-4 will have on valuing its financial assets and liabilities.

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to make the guidance on other-than-temporary impairments of debt securities more operational and improve the financial statement disclosures related to other-than-temporary impairments for debt and equity securities. The FSP clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company is in the process of evaluating the impact FSP FAS 115-2 and FAS 124-2 will have on its financial statements.

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

Our PSQL database products continued to generate approximately two-thirds of our revenue during fiscal year 2008 and year to date in fiscal year 2009. Channel adoption trends for version 10 of our Pervasive PSQL database have been good since its launch in September 2007, and in June 2008 we released Pervasive PSQL Summit v10.10, which is Microsoft Certified for Windows Server 2008.

Our Integration products continued to generate the remaining one-third of our revenue. These products and services continue to be well-received by our existing and new customers, including end users and commercial software developers alike.

Our solid results in both of our core product lines allow us to continue to fund our commitment to innovation. We will continue to invest in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers. Our innovation efforts in fiscal year 2008 and thus far in 2009 have resulted in the introduction and further development of two new product and service offerings:

•	Pervasive DataSolutions—subscription-based integration and other data solutions delivered on-premises or as a multi-tenant service hosted by Pervasive and potentially by our ISV customers, and

•

Pervasive DataRush— an embeddable high-performance software platform for data-intensive processing applications such as claims processing, risk analysis, fraud detection, data mining, predictive analytics, sales optimization and marketing analytics. Pervasive DataRush is designed to enable software developers to capture the parallel processing capabilities of multi-core technologies for data-intensive applications, presently at Release Candidate phase and with initial lighthouse customer projects successfully completed.

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

Our Operating Results

Our comparative results for the third fiscal quarter ended March 31, 2009:

•

Revenue was $13.0 million and $10.8 million in the third fiscal quarter ending March 31, 2009 and 2008, respectively. The company closed one relatively large transaction with a database customer representing approximately $3.0 million in revenue during the quarter ending March 31, 2009.

•

Net income was $1.9 million and $0.9 million in the third fiscal quarter ending March 31, 2009 and 2008, respectively. Net income in the third fiscal quarter included an increase in revenue of $2.3 million, an increase in operating expense of $0.8 million, reduced interest income of $0.2 million, and an increase in our income tax provision of $0.3 million for a combined net increase of net income of $1.0 million for the third quarter of fiscal year 2009.

•	Operating income, a financial measure before interest income and taxes, was $2.6 million and $1.1 million in the third fiscal quarter ending March 31, 2009 and 2008, respectively.

•

We continued to generate positive cash flow from operations with $2.1 and $2.0 million in the third fiscal quarter ending March 31, 2009 and 2008, respectively. We ended the third quarter of fiscal year 2009 with $44.0 million in cash and marketable securities.

•

We acquired 733,079 shares of our common stock, at a cost of approximately $2.7 million in the third fiscal quarter ending March 31, 2009. Issued and outstanding shares of common stock as of March 31, 2009 totaled approximately 18.2 million.

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

Risks to our Success

Risks and uncertainties include, among others, our ability to attract and retain existing and/or new customers; our ability to issue new products or releases of solutions that meet customers’ needs or achieve acceptance by the Company’s customers; changes to current accounting policies which may have a significant, adverse impact upon the Company’s financial results; the introduction of new products by competitors or the entry of new competitors; our ability to preserve our key strategic relationships; our ability to hire and retain key employees; and economic and political conditions in the US and abroad. All of these factors, as well as those discussed in Item 1A - Risk Factors, may result in significant fluctuations in our quarterly operating results and/or our ability to sustain or increase our profitability.

Going Forward

In 2009, the Company is focused on:

•	the continued marketing of the most recent major release of our embedded database product, Pervasive PSQL Summit v10.10, which is Microsoft Certified for Windows Server 2008;

•	growing the sales of our integration product line both through direct sales and through highly leverageable indirect channels;

•

continuing the investment in new product and service innovation, including the further advancement of our innovation initiatives from fiscal 2008: Pervasive DataSolutions (to take advantage of market trends in Integration-as-a-Service and other on demand data solutions) and Pervasive DataRush (to serve revolutionary next-generation analytics by capturing the parallel processing capabilities of proliferating multi-core technologies). We are increasing our innovation investments again in 2009.

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

Goodwill and Other Intangible Assets – We assess whether goodwill and indefinite-lived intangibles are impaired on an annual basis and review for triggering events on an ongoing basis. Upon determining the existence of goodwill and/or indefinite-lived intangibles impairment, we measure impairment based on the amount by which the book value of goodwill and/or indefinite-lived intangibles exceeds its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in an orderly transaction between market participants. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstance that would indicate that, more likely than not, the book value of goodwill and/or indefinite-lived intangibles has been impaired.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. At March 31, 2009 and June 30, 2008, our valuation allowance was $1.8 million and $2.9 million, respectively. Further, our foreign net operating loss and state tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Income:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Revenues:
Product licenses	72%	69%	68%	69%
Services and other	28	31	32	31

Total revenue	100	100	100	100

Costs and expenses:
Cost of product license revenues	2	4	3	6
Cost of service and other expenses	9	10	10	10
Sales and marketing	38	41	39	41
Research and development	21	24	22	25
General and administrative	11	11	11	12

Total costs and expenses	81	90	85	94

Operating income	19	10	15	6
Interest and other income, net	1	3	2	4
Income tax provision	(6)	(4)	(5)	(3)

Net income	14%	9%	12%	7%

Revenues

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal year 2008 relative to fiscal year 2007. We believe the increase in 2008 was due to the release of our latest version of Pervasive PSQL version 10 (released September 2007). Our embedded database and related products represented approximately 66% of our revenue in fiscal year 2008 and year to date in fiscal 2009. Our integration products represented approximately 34% of our revenue in fiscal year 2008 and year to date in fiscal 2009. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $13.0 million in the three months ended March 31, 2009, an increase of 21% over the $10.8 million reported for the comparable period in the prior fiscal year. Our revenues for the nine-month period ending March 31, 2009 increased 15% to $36.1 million as compared to $31.3 million for the comparable period in the prior fiscal year. Our product license revenues were $9.4 million in the three months ended March 31, 2009, an increase of 25% over the $7.5 million for the comparable period in the prior fiscal year. Our product license revenues for the nine-month period ending March 31, 2009 were $24.7 million, an increase of 14% over the $21.7 million for the comparable period in the prior fiscal year. The company closed one relatively large transaction with a database customer representing approximately $3.0 million in license revenue during the quarter ending March 31, 2009. Our service and other revenues were $3.7 million in the three months ended March 31, 2009, an increase of 12% over the $3.3 million for the comparable period in the prior fiscal year. Our service and other revenues for the nine-month period ending March 31, 2009 were $11.4 million, an increase of 19% over the $9.6 million for the comparable period in the prior fiscal year. Service and other revenue increased due primarily to growth in our professional services revenue, which increased from $0.6 million in the third quarter of fiscal 2008 to $0.9 million in the current fiscal quarter and from $1.8 million in the nine months ended March 31, 2008 to $3.1 million in the nine months ended March 31, 2009.

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

International revenues, consisting of all revenues from customers located outside of North America, were $4.1 million and $3.9 million in the three months ended March 31, 2009 and 2008, representing 31% and 36% of total revenues, respectively. International revenues were $12.1 million and $11.5 million in the nine months ended March 31, 2009 and 2008, representing 34% and 37% of total revenues, respectively. Our international revenues were impacted by an increase in revenue from our Japanese distributor in the amount of approximately $0.2 million in the third fiscal quarter of 2009 and increases in revenue form our European distributors in the amount of approximately $0.8 million in the nine months ended March 31, 2009 as compared to the comparable periods in the prior fiscal year. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization and write-offs of purchased technology. Cost of product license revenues was $0.2 million and $0.5 million in the three months ended March 31, 2009 and 2008, representing 2% and 4% of total revenues, respectively. Cost of product license revenues was $1.1 million and $1.7 million for the nine-month period ending March 31, 2009 and 2008, representing 3% and 6% of total revenues, respectively. The decrease in cost of product license revenues is primarily the result of the completion of the amortization of purchased technology associated with the acquisition of Data Junction during the second quarter of fiscal year 2009. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the quarter ending March 31, 2009.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.2 million and $1.1 million in the three months ended March 31, 2009 and 2008, representing 9% and 10% of total revenues, respectively. Cost of service and other revenues was $3.5 million and $3.2 million for the nine-month period ending March 31, 2009 and 2008, representing 10% of total revenues in both periods. Cost of service and other revenues increased in dollar amount for the three and nine months ended March 31, 2009 primarily as a result of increased staffing costs associated with the increase in professional services revenue. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended March 31, 2009.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expense, marketing programs and promotional expense, and travel and entertainment. Sales and marketing expenses were $4.9 million and $4.4 million in the three months ended March 31, 2009 and 2008, representing 38% and 41% of total revenues, respectively. Sales and marketing expenses were $14.0 million and $13.0 million for the nine months ending March 31, 2009 and 2008, representing 39% and 41% of total revenues, respectively. The increase in sales and marketing expenses is due primarily to an increase in staffing and personnel costs in fiscal year 2009 as compared to fiscal year 2008 as well as increased variable costs associated with increased revenue for the quarter ended March 31, 2009. We expect sales and marketing expenses in the near term will be approximately $0.3 million less than the costs incurred during the three months ended March 31, 2009.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.8 million and $2.6 million in the three months ended March 31, 2009 and 2008, respectively, representing 21% and 24% of total revenues, respectively. Research and development expenses were $7.9 million and $7.8 million for the nine months ended March 31, 2009 and 2008, representing 22% and 25% of revenues, respectively. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended March 31, 2009.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.4 million and $1.2 million in the three months ended March 31, 2009 and 2008, representing 11% of total revenues in both periods. General and administrative expenses were $4.1 million and $3.8 million for the nine months ended March 31, 2009 and 2008, representing 11% and 12% of total revenues, respectively. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended March 31, 2009.

Share-based compensation expense. Share-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options accounted for under SFAS 123(R). Share-based compensation expense is included in costs and expenses as follows:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Cost of service and other revenues	$9	$10	$29	$37
Sales and marketing	128	113	295	373
Research and development	40	45	121	168
General and administrative	274	248	779	787

Total	$451	$416	$1,224	$1,365

We anticipate our share-based compensation expense in the near term will be consistent with the expense in the quarter ending March 31, 2009.

Interest and Other Income. Interest and other income was $0.2 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively. Interest and other income was $0.6 million and $1.4 million for the nine months ended March 31, 2009 and 2008, respectively. Interest and other income decreased due to lower market interest rates. We anticipate our interest and other income in the near term will be consistent with the three months ending March 31, 2009.

Provision for Income Taxes. Provision for income taxes was approximately $0.8 million and $0.5 million in the three months ended March 31, 2009 and 2008, respectively. Provision for income taxes was approximately $1.6 million and $1.0 million in the nine months ended March 31, 2009 and 2008, respectively. The Company’s estimated annual effective tax rate and associated provision for income taxes for the three and nine months ended March 31, 2009 is based on an estimate of consolidated earnings before income taxes for fiscal 2009. The estimated annual effective tax rate is impacted primarily by estimates of non-deductible expenses, deductions related to domestic production activities and tax exempt income, the effects of state and foreign operations, and credits generated. The Company’s effective tax rate is normally reduced by research and development credits generated. The federal research credit expired December 31, 2007 and was retroactively reinstated with modifications under The Emergency Economic Stabilization Act of 2008, which was enacted on October 3, 2008. As such, our second quarter effective tax rate, and consequently our rate for the nine months ended March 31, 2009, was less than our ongoing effective tax rate due to the effects of this retroactive reinstatement.

Liquidity and Capital Resources

Cash provided by operations was $5.9 million and $5.8 million for the nine months ended March 31, 2009 and 2008, respectively. Cash provided by operations for the nine months ended March 31, 2009 resulted primarily from net income as adjusted for non-cash items, an increase in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable. Cash provided by operations for the nine months ended March 31, 2008 resulted primarily from net income as adjusted for non-cash items, an increase in accounts payable and other liabilities and a decrease in prepaid expense and other current assets, partially offset by an increase in trade accounts receivable.

During the first nine months of fiscal 2009, we invested $15.1 million in marketable securities, consisting of various taxable and tax advantaged securities. During the first nine months of fiscal 2008, we received net proceeds of $5.1 from the sale or maturity of marketable securities. In addition, we purchased property and equipment totaling approximately $0.6 million and $0.4 million in the nine months ended March 31, 2009 and 2008, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will be consistent with the prior fiscal year.

In March 2009, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on March 26, 2009. During the nine months ended March 31, 2009, we repurchased 1,646,588 shares of common stock at a cost of approximately $6.4 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During the nine months ended March 31, 2009 and 2008, we received approximately $24,000 and $300,000, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 7,000 and 112,000 for the nine-month periods ended March 31, 2009 and 2008, respectively.

On March 31, 2009, we had $41.0 million in working capital, including $44.0 million in cash, cash equivalents and marketable securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2008, the result would have been a decrease in revenue and operating income of approximately $0.6 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2008, the result would have been an increase in operating income of approximately $0.3 million. If the U.S. dollar to Japanese yen rate had remained unchanged for the nine months ended March 31, 2009, the result would have been a decrease in revenue and operating income of approximately $0.2 million. If the U.S. dollar to euro rate had remained unchanged for the nine months ended March 31, 2009, the result would have been a decrease in operating income of approximately $0.4 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

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

During the twelve fiscal quarters ending March 31, 2009, the Company has acquired approximately 7.2 million shares of its common stock on the open market at a total cost of approximately $29.0 million, or approximately $3.99 price per share. The Company’s Board of Directors has approved a new stock repurchase plan effective March 26, 2009, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 to January 31, 2009	16,235	$3.55	7,962,305	$5,502,000
February 1, 2009 to February 28, 2009	653,926	$3.71	8,616,231	$3,059,000
March 1, 2009 to March 31, 2009	62,918	$3.89	8,679,149	$10,000,000

Total	733,079

During the three months ended March 31, 2009, we repurchased 733,079 shares of common stock at a cost of approximately $2.7 million under the stock repurchase plan approved in March 2008. The transactions occurred in open market purchases. In March 2009, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on March 26, 2009. The repurchase program may be suspended or discontinued at any time without prior notice.

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

Date: May 8, 2009		PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2+++	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7++++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8++++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9++++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 5, 2007.

++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.