Form 10-K
period 2009-06-30
PERVASIVE SOFTWARE INC
filed 2009-09-08
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

(1)        Yes       ✓       No

(2)        Yes       ✓       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of December 31, 2008 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $54,757,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of August 31, 2009 there were 17,878,748 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III–Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s Annual Meeting of Stockholders to be held on November 10, 2009.

PERVASIVE SOFTWARE INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED

JUNE 30, 2009

i

PART I

ITEM 1.	BUSINESS

The statements contained in this Report on Form 10-K and in the annual Report that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. Please see “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

Overview

Pervasive Software (NASDAQ: PVSW) helps companies get the most out of their data investments through embeddable data management, agile integration software and scalable, data-intensive data services and analytics capabilities. The embeddable PSQL database engine allows organizations to successfully embrace new technologies while maintaining application compatibility and robust database reliability in a near-zero database administration environment. Pervasive’s agile, multi-purpose integration platform accelerates the sharing of information between multiple databases and applications, both on-premises and in the cloud, and allows customers to re-use the same software for diverse integration scenarios. For more than 25 years, Pervasive products have delivered value with a compelling combination of performance, flexibility, reliability and scalability. In addition, significant portions of our database and integration flagship product lines are embeddable into commercial applications for sale through a well-developed channel of independent software vendors (ISVs), Software-as-a-Service (SaaS) vendors, value-added resellers (VARs) and system integrators (SIs).

Our flagship Pervasive PSQL® database, offering unparalleled data management technology combined with very low total cost of ownership (TCO), has millions of server seats licensed since the inception of Pervasive Software Inc. in 1994. The full data management product line also includes specific solutions for data movement and synchronization, and addresses security challenges related to data integrity, accountability, continuity and availability throughout the data lifecycle. The product line is designed for integration by ISVs into client/server and Web applications which are sold predominantly to SMEs and other businesses having little to no information technology (IT) infrastructure, and requiring self-tuning, low-administration products. The product incorporates significant backward compatibility with a range of operating systems, hardware platforms (both 32 and 64 bit) and applications as well as supporting new technologies such as Microsoft Windows Server 2008.

Our data and application integration offering, Pervasive Data Integrator™, features a comprehensive set of visual design tools to rapidly build, test and deploy integration processes, regardless of size and complexity, across hundreds of data formats and applications within and outside of the enterprise. The Pervasive integration product line is designed to grow and scale for the diverse data and application integration needs of all businesses. Our focus on rapid implementation and ease of use helps reduce the complexity, costs and risks associated with traditional labor-intensive integration methods. The product line also features a product for comprehensive profiling of large amounts of data to assess data quality, leveraging commodity multicore hardware.

Pervasive integration allows multi-way connectivity between SaaS and on-premises applications, SaaS-to-SaaS, or on-premises to on-premises. Both traditional ISVs and SaaS vendors opt to embed Pervasive integration within their applications to help provide affordable, predictable integration as part of their software capability. Pervasive also delivers preconfigured packaged integration solutions that allow even non-technical users to access point-to-point integration within just a few clicks at an affordable subscription fee.

Our strength is evidenced by the size and diversity of our customer base, serving tens of thousands of customers in virtually every industry and market around the world. We sell products in more than 150 countries through direct sales and channel distribution. Our large customer base includes a distribution channel of ISVs, developers, VARs, systems integrators and partners who have built or deployed applications on top of our data management and data integration platforms as well as a large customer base of end users for our integration products and services. Founded in 1994, Pervasive is headquartered in Austin, Texas, with offices in Greenville, South Carolina; Brussels; Frankfurt; London; and Paris; and a joint venture in Japan. Our Web site address is www.pervasive.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our Web site, http://www.pervasive.com, as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (SEC). Additionally, you may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Market Opportunity

Over the past 25 years, businesses of all sizes have invested billions of dollars in application software that enabled them to automate and simplify their business processes. As the sales and implementation of these application packages proliferated, including increasingly heterogeneous environments that use both SaaS and on-premises software, organizations have faced increasing data and application infrastructure challenges and an entire software market segment emerged to address these challenges. The growth of the infrastructure software market in the United States, we believe, can primarily be traced to the demand for technologies that extend the use of established systems, enable the rapid deployment of new applications, and improve the ability to collaborate and communicate with customers and suppliers.

At the same time, we believe that the software markets as a whole are going through rapid change. The emergence of cloud-based infrastructure and applications is testament to the increasing demand for the scalability and rapid deployment provided by the SaaS delivery model. In this environment, having a “value” orientation—delivering flexibility and performance with the lowest TCO—becomes increasingly critical. We believe infrastructure software will be a key ingredient for all businesses as they seek to integrate and streamline their back-end systems and eliminate delays in the management and execution of critical processes. Infrastructure software includes, among other things, application development tools, integration tools and solutions, business intelligence, database, and security solutions.

We believe that these trends will favor Pervasive. We believe the market for data infrastructure software, in particular, is experiencing significant market disruption due to the high cost of many competing, more labor-intensive solutions. We further believe well-established value leaders tend to prevail in cost-sensitive markets, and Pervasive, with its strengths in scalable data management and integration solutions, is well-positioned to benefit from the trends in these markets. In addition, the ability to deliver preconfigured packaged integration solutions offers the opportunity to attract non-technical users and address unmet market needs. While the economic slowdown in the U.S. continues, we believe our value orientation and reputation as an established vendor with highly reliable offerings positions Pervasive to continue to prosper.

The Pervasive Strategy

Our goal is to be the global value leader in embeddable data management, agile integration and scalable, data-intensive data services and analytics software, enabling businesses to more effectively capitalize on their existing data investments. Pervasive’s family of scalable, high-performance data infrastructure products, combined with a well-established channel, positions us to expand our role in a rapidly evolving software and hardware landscape. Key elements of our strategy are:

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

Our low-TCO database is widely installed, with millions of server seats licensed since the inception of Pervasive Software Inc. in 1994. Many of these seats are deployed in SME organizations that have not yet adopted the latest generation of our database products. Therefore, we believe we have an opportunity in upgrading these seats to our new-generation data management products as users adopt emerging technologies including 64-bit, multicore hardware, and new Windows and Linux operating systems as well as Mac OS X support for OEMs. We plan to reach these customers through our well-developed channel of ISVs, VARs, systems integrators and consultants and continue to seek their input to guide our product development activities. We intend to continue joint marketing programs with our channel partners and customers encouraging upgrades to recent versions of our database, upgrades of additional user counts, upgrades to new or additional platforms, as well as upgrades of the ISVs’ applications themselves.

Our most recent version, Pervasive PSQL Summit™ v10.10, was first released in fiscal year 2008 as Pervasive PSQL v10 and delivers improvements in performance and increased simplicity of development, deployment and ease of use, including digital license management and enforcement. In addition, this release features support for Microsoft® Windows Vista™ and, when available, Windows 7 desktop operating systems and is certified compatible with the Microsoft Windows Server 2008 operating system.

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

Grow our Integration Product and Services Revenues.    We continue to deliver our suite of integration products to our existing channel of ISV customers, and new ISV customers, to speed and simplify the movement of data in the field when they win competitive deals, and to enable them to pre-wire their products with embedded integration to interoperate with adjacent business applications, whether on-demand or on-premises. ISVs, including SaaS vendors and packaged software vendors, have two critical problems—once they sell a new customer on their solution, they need to help their customers migrate and then integrate legacy data to the new application. Today, customers expect migration and integration to be included in the solution. Combining our deep knowledge and more than 25 years of migration and integration expertise, we provide easy-to-use, cost-effective migration and integration technology, services, training and partner programs. These programs help ISVs, Software-as-a-Service (SaaS) vendors and systems integrators transform their application into “integration-ready” solutions that are scalable from one-time data migration to ongoing application integration within and beyond organizational boundaries.

We intend to continue investing in product development, marketing and sales activities focused on enhancing and leveraging our integration product line through our existing channel of ISVs, as well as new ISVs, SaaS vendors and systems integrators. Given the sales cycles for selling to an ISV with perhaps thousands of end user customers and given the development processes and schedules of our ISV customers, we see this as our longest-term investment in revenue opportunities associated with our integration products. In addition, we continue to benefit from new and existing direct end user accounts, many of which are sourced initially as referrals from existing channel partners. As a channels-oriented company, we are encouraged by these and other wins and believe they align with, and validate, Pervasive’s strategy of winning channel relationships that are more leverageable and profitable in nature.

Our integration product revenues are generated predominantly in North America. However, we continue to market our expanding integration product line to our customer base across Europe, including recruiting market development partners. Further, we continue to work with market development partners in China, Japan and Korea to cover the marketing, sales and support of our integration products. International sales have typically represented less than 10% of integration product revenues, compared to approximately 50% for our embedded database business, and we will continue to focus on opportunities in new and existing international markets in fiscal year 2010.

Pursue Growth through Innovation of Complementary Products and Services.    We will continue to invest in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers.

Our innovation efforts in fiscal year 2009 focused on the further development of the following new product and service offerings:

•	Pervasive DataSolutions™—subscription-based integration as a service delivered on-premises or as a multi-tenant service hosted by Pervasive and potentially by our ISV customers, and

•	Pervasive DataRush™—our high-performance software platform for scalable data-intensive data services and analytics, designed to capture the parallel processing capabilities of multi-core technologies.

We will continue to build our Pervasive DataSolutions and Pervasive DataRush businesses in fiscal year 2010, as well as continue to invest in additional offerings to serve our existing customers and attract new customers.

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

Our acquisition of the assets of ChanneLinx, Inc., which was completed on July 31, 2009, is an example of our acquisition strategy. We believe that ChanneLinx’ Web-based electronic data interchange technology, WebDI, and customer base will be complementary to our existing operations. The ChanneLinx business generated approximately $2.0 million (unaudited) in revenue over the twelve months ended June 30, 2009 and includes 16 dedicated software professionals. The former ChanneLinx team will operate as Pervasive Business Xchange.

Remain Focused on Profitability.    Since March 2001, we have reported thirty-four consecutive quarters of profitability. Our past profitability is a result of our sharp focus on our core data management and data integration businesses and prudent expense management. Our performance was achieved in the midst of a very difficult economic environment and structural change in the software industry. We remain focused on profitability through our management of expenses, increasing marketing and sales productivity around the globe and as a result of our next-generation product releases and product line expansion anticipated in fiscal year 2010 and beyond.

Use of Cash.    We have meaningful cash resources relative to the size of our business and have been successful in generating positive cash flow in recent years. Continued positive cash flow generation will allow us to take advantage of suitable acquisition targets and cause us to continue to be active with our share repurchase program. In fiscal years 2007, 2008 and 2009, we acquired approximately 2.7 million, 2.2 million shares and

1.9 million shares, respectively, of our stock on the open market at a total cost of approximately $10.8 million, $9.2 million and $7.5 million, respectively. And, we began the new fiscal year with $8.9 million of authorized repurchase funds remaining under our most recent Board-approved $10.0 million share repurchase program.

Products

Our software products offer customers a proven, cost-effective way to better manage, integrate, secure and analyze their data. Delivered both directly and through ISVs, VARs, SIs and other vendors, our products are designed to provide solid business value while reducing the time, complexity and cost associated with data infrastructure projects. Our focus on easily embedded technology for solutions that provide proven reliability and scalability reflects our belief in the strategic importance of this value proposition for our partners and customers, where high performance, flexibility for growth, and time to market are paramount.

Data Management Product Line

We offer a wide range of products for secure data management that are designed to deliver faster return on investment (ROI), business flexibility, revenue opportunities and accountability for data infrastructure investments at a low TCO.

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

Our most recent version, Pervasive PSQL Summit™ v10.10, was first released in fiscal year 2008 as Pervasive PSQL v10 and delivers improvements in performance and increased simplicity of development, deployment and ease of use. In addition, this release features support for the Microsoft® Windows Vista™ desktop operating system and is certified on the Microsoft Windows Server 2008 operating system.

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

Pervasive AuditMaster®, our core security product offering, monitors and reports activity occurring in a Pervasive PSQL database, leveraging deep-level capture, report and alert technology to enable monitoring of mission-critical data without the high costs of application redevelopment and deployment, training, or ongoing maintenance. This technology is particularly relevant for users needing compliance, monitoring and notification of personal data or information. Target markets include accounting and healthcare, both of which continue to deal with increased regulatory requirements brought about by the Sarbanes-Oxley Act, the Health Insurance Portability and Accountability Act (HIPAA) and related regulations. Pervasive AuditMaster provides data access accountability by means of three modules:

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

Data and Application Integration Product Line

Our data integration and data quality products have been developed on a unified, open integration platform designed to grow and scale for diverse integration projects, providing what we believe is the industry’s best combination of performance, flexibility and TCO.

Our integration products reduce the complexity, costs and risks associated with traditional labor-intensive integration methods by providing a versatile, agile and configurable integration architecture for rapid implementation and ease of use. This flexibility enables businesses to create and fine-tune their solutions for frequently changing needs and requirements. Our integration products, which feature a comprehensive set of easy-to-use visual design tools to rapidly build and test integration processes, regardless of size and complexity, across hundreds of data formats and applications within and outside of the enterprise, include:

Pervasive Data Integrator™ is available in Universal, Professional, Standard and SaaS editions. Pervasive Data Integrator aggregates and integrates data quickly and cost-effectively for legacy migrations as well as continuous processing, targeting the needs in the traditional Extract, Transform and Load, or ETL, market as a feed for data warehouses and ultimately business intelligence tools. The product also is ideal for integrating multiple business applications within or across organizations for real-time, event-driven integration closely aligned with key business processes. Pervasive’s technology and business model supports rapid adoption by non-programmers for simple integration tasks all the way to complex, high-volume multi-processor implementations that handle millions of transactions. Pervasive Data Integrator, through our UniversalCONNECT! Strategy, provides an exceptional range of connectivity to both data sources and targets, including all major databases, flat files and legacy formats as well as SaaS and on-premises applications and formats including Salesforce, NetSuite, Microsoft Dynamics (CRM, GP and AX), SAP, HIPAA, SWIFT, EDI, message queues (JMS and Websphere MQ) and enterprise service buses. The product is offered in both perpetual and subscription-based licensing models.

Pervasive Data Profiler™ is designed to reduce the complexities, risk, and expense associated with manually checking data, improving IT productivity, eliminating costly rework, and increasing ROI around applications and business processes. It allows rapid assessment, profiling and validation of complete data sets rather than relying on sampling. Pervasive Data Profiler is fast and easy to deploy, and has an engine specifically designed for testing/auditing large amounts of transactional data, creating positive effects on business processes, reducing expenses, and lessening risk to IT departments and their companies. Pervasive Data Profiler’s highly scalable, data-intensive throughput is built on the Pervasive DataRush™ technology, designed to scale automatically to deliver parallel data processing on multi-core servers.

Pervasive Data Profiler takes advantage of Pervasive’s data connectivity and integration capabilities, providing access for a variety of data source types, including major databases, flat files, and legacy formats. Pervasive Data Profiler delivers actionable, at-a-glance charts backed by drill-down analysis with percentages of success rate and specific counts.

Pervasive Data MatchMerge™ allows for rapid identification of data redundancies and data quality issues such as duplicates that cause inaccuracies within various data applications. The solution leverages Pervasive Data Integrator and Pervasive DataRush™ as the underlying technology platforms. Pervasive Data MatchMerge is equipped with tunable algorithms for identifying potentially duplicate records and a means to rectify them within the intuitive Merge user-interface. The solution is capable of incorporating third-party and standardization applications by using standard APIs. Its tunable fuzzy matching algorithms allow analysts to quickly iterate through multiple combinations of matching and scoring properties.

Pervasive Integration Hub™ provides a comprehensive solution to a common integration scenario—a centralized hub needs to integrate with large numbers of business or trading partners, typically using different data file formats and protocols and employing different data semantics and rules. The Pervasive Integration Hub provides organizations with a central location and master process to manage profiles, define rules, and organize and validate customer data. In addition, reaching data sources behind the business partner firewall is often a challenge. Pervasive Integration Hub includes distributed “intelligent agents” that can be used to both extract data from business partner systems, as well as update and insert data back into business partner applications.

Pervasive Metadata Manager™ is a metadata warehouse solution. In addition to automating the capture of application and integration metadata, Pervasive Metadata Manager provides reporting for lineage and impact analysis for data integration groups. It also has extensive search capabilities to discover metadata across all artifacts within its repository. The product extensions capture granular details for all the applications that are touched by integration processes as well as captures the details of the process logic and transformation that takes place for every data element that is moved between systems.

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

Business to Business Data Interchange Product Line

Our business to business data interchange product is managed by our Pervasive Business Xchange team. Pervasive Business Xchange offers scalable solutions to small and medium businesses as well as Fortune 100 companies. Pervasive Business Xchange solutions can be used independently or as part of our integrated complete e-business suite. This flexibility allows businesses to incorporate our applications to address their current needs while establishing a technology framework that can be expanded in the future as their resources and Web presence expand.

Pervasive WebDI is our Web-based business-to-business electronic data interchange solution that provides supply-chain management and internal and external data exchange and integration functionality. Pervasive WebDI is a hosted solution to connect businesses intelligently and provide efficient supplier management, sales and customer service and enterprise integration and data exchange, both internally and externally. The Web-based solution allows suppliers to connect with customers and streamline business processes.

New Product Innovation

We are investing in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers. Innovation efforts are focused on the conceptual design and prototype development of extensions to existing products as well as new products and services. Our innovation efforts in fiscal year 2009 focused on two new product and service offerings: Pervasive DataSolutions and Pervasive DataRush.

Pervasive DataSolutions™ is our first step toward realizing the power of Integration-as-a-Service. We have formed a team focused on the delivery of highly targeted application-specific solutions to provide customers and partners with data services-based integration that can be configured and deployed within hours. The first product delivered by this team is Pervasive DataSynch™ for QuickBooks and Salesforce. Made available in June 2007 via salesforce.com’s AppExchange Web site, Pervasive DataSynch automatically synchronizes customer, product and order information between Salesforce and QuickBooks. Pervasive has since introduced Pervasive DataSynch for QuickBooks and Microsoft Dynamics CRM, Pervasive DataSynch for QuickBooks Online and Salesforce, Pervasive DataRep for Salesforce, and Pervasive Integrated Credit Card Processor. Pervasive DataSolutions anticipates launching additional data services-based offerings, which could range from data profiling to data auditing to any number of easily consumable connections for popular business and consumer applications.

The Pervasive DataSolutions team also has deployed Pervasive DataCloud®, which leverages an elastic cloud, providing even more scalability and adaptability for hosting integrations as a service. The platform currently has more than 130 customers consuming its services. New capabilities include a cloud-hosted environment for development of hosted integration for the other product teams within Pervasive as well as outside partners to integrate cloud-based endpoints.

Pervasive DataRush™ addresses the gap between available hardware processing power, exploding volumes of data and what the software industry has been able to deliver in terms of commercial applications to exploit multicore hardware and efficiently extract useful intelligence from massive data sets. Pervasive DataRush is a solution designed to tap the capacity of multicore processors in order to deal with the ever increasing data volumes in an environment of increasing regulatory oversight and attention to risk management and transparency. Pervasive DataRush powers applications such as Pervasive DataMatcher, our data matching solution designed to scale seamlessly on large, complex datasets with the ability to match on any or all fields in a dataset, including fuzzy matching.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” elsewhere in this Report on Form 10-K for product line revenue information.

Sales and Marketing

Indirect Channel Sales and Channel Marketing

Many organizations rely on our channel to help them develop, deploy, maintain and integrate business-critical data and packaged and on-demand applications. Our products and marketing approach are specifically tailored to meet the needs of our channel partners and their customers. We believe our sharp focus on our customers and their end-users provides us with multiple sales opportunities, a cost-effective, value-added source of service and technical support and a large, loyal and well-educated channel that develops and deploys applications using our offerings.

Our channel sales and marketing organizations focus on our worldwide channels by targeting software developers who build client/server, Web applications and VARs, SIs and consultants who sell to and implement the applications for end users. These organizations have developed a number of programs utilized by the sales organization to support our channel partners, such as our Original Equipment Manufacturer (OEM) program for ISVs and partner programs for Web and systems integrators, consultants and VARs. These programs are worldwide in scope and capture leads from a variety of activities including direct response marketing and advertising, joint marketing and public relations.

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

Our other sales and marketing programs recruit and retain software developers and channel partners who develop applications that are designed to be deployed with shrink-wrap versions of our data management products. These programs include trade shows, direct mail, telemarketing and telesales activities and hands-on seminars that are designed to further recruit, develop, support and train software developers and channel partners to facilitate the deployment of client/server, Web applications based on our products. If the sales volumes of these applications become sufficient, the sales group recruits these software developers into our OEM program.

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

Our direct marketing efforts are comprised largely of in-house direct email/mail campaigns and tradeshows, specifically targeting IT departments and business managers as well as vertical marketing initiatives aimed at the Financial Services and Healthcare sectors. The primary goal of these marketing campaigns is to direct potential customers back to corporate and product Web sites and have them download white papers, strategic reports, and other general strategic marketing materials as well as trial versions of our software products, in particular, our integration, Pervasive DataSolutions and Pervasive DataRush products. Through our press and industry analyst relationships, the marketing team seeks industry endorsements that drive target customer buying within the integration segment.

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

Because of the small footprint of our software combined with its ease of use, we enjoy the benefits of deploying a sales model that is primarily through a staff of Sales Executives. This model facilitates conducting the majority of our sales efforts via a telephone/Web-demonstration process composed of interviews with potential customers to determine their interest level and needs, resulting in on-target product recommendations. As a result, a combination of customer-needs driven interactive demonstrations of our products using the Web for presentation, often with a specific problem from the customer, shown as a proof of concept, is produced. By using the Web for delivering these proofs of concept and the interactive demonstrations, Pervasive is able to maintain a lower sales cost, which ultimately translates into our ability to offer greater integration capabilities at an overall lower TCO. In addition, Pervasive has introduced a family of prepackaged integration solutions that are marketed and downloadable via the Web, allowing customers to rapidly access a point-to-point integration solution through an affordable subscription fee.

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

PSG will also fulfill demand for fee-based consulting services from our database software developer customers and channel partners. These consulting services may include development services to migrate applications on competing databases to Pervasive PSQL, migrate existing on-premises applications to on-demand, upgrade existing applications to the latest Pervasive PSQL release, and optimize database functionality through performance testing, database schema design and review, and the delivery of services related to Pervasive DataExchange or Pervasive AuditMaster offerings. Consulting opportunities are often referred to our channel partners to strengthen channel loyalty, build the channel’s technical ability and increase the resource base available for future growth.

Research and Development

We have made substantial investments in research and development through both internal development and technology acquisition. As of June 30, 2009, we had 69 employees in research and development and our research and development expenditures for fiscal year 2009 were $10.6 million. We will continue to invest heavily in focused research and development resources to further our vision of the future of embedded data infrastructure software, enabling businesses to capitalize on their data investments, while accelerating the inevitable transition from high cost to high value.

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

Our research and development investments in fiscal 2010 are focused on the following:

•

Embedded database technology—We continue to commit significant development resources to enhancing Pervasive PSQL with performance, features and functionality required by SME customers today and the channel of ISV’s, VARs and consultants who serve them. Our database engineering team is continually focused on keeping our product up-to-date with the ever-changing environment, and the known or anticipated needs of our ISV customer base. The team is presently working on a future update which will include support for the Windows 7 desktop OS when it is released by Microsoft. This team also continues to improve the digital licensing capabilities of our product in order to simplify deployment and improve reporting of software licenses sold through our ISV and VAR channels and used by their end user customers. We continue to work on multicore enablement of our database engine for a future release, to support the latest in multicore processors in rapidly commoditizing hardware.

•

Next generation integration product—Version 10 of Pervasive Data Integrator will offer enhanced functionality within a new platform. A brand-new browser-based user interface based on Rich Internet Application (RIA) technology will be offered on a new Services-Oriented Architecture (SOA) platform. The SOA platform will provide additional deployment options, and improved enterprise and internet scalability. It will also offer new real-time event-based capabilities. Advanced repository, mapping and administration console features are also expected to be added in version 10.

•

Connectivity expansion—We continue to invest in our integration products so that they can connect a growing range of on-premises and on-demand applications, enabling us to partner with application vendors and participate in market segments that are experiencing rapid growth.

•

Platform expansion—Our integration products are deployable on a wide variety of industry-standard platforms such as UNIX (Sun Solaris, IBM-AIX and HP-UX), Linux and the various Microsoft Windows platforms including Server 2008 and Windows 7. This includes both 32-bit and 64-bit support. Our goal is to offer the most easily deployed and most scalable, single integration solution available in the market and extend our appeal to a broader range of ISVs, SaaS vendors and systems integrators.

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

•

Pervasive Business Xchange—The former ChanneLinx team will leverage other Pervasive technologies to extend its WebDI solution to address last-mile integration for customers. The group will also explore extensions of its portal technology.

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

The market for our integration products is highly competitive and subject to rapidly changing technology. We principally compete against custom code, where potential customers have sufficient internal technical resources to develop solutions in-house. In addition, we face competition from vendors of ETL (extract, transform and load) , data warehousing and application integration software products. Such competitors include IBM, Oracle, Business Objects/SAP, Informatica, and Information Builders as well as niche vendors in specific verticals and the SaaS marketplace. And, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established or emerging companies providing integration products based on existing, new or open-source technologies.

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

Employees

As of June 30, 2009, Pervasive employed 217 full-time employees, including 84 in sales and marketing, 69 in research and development, 33 in professional services, customer service and technical support, and 31 in general and administrative. We are not subject to any collective bargaining agreement, and we believe that our relationships with our employees are good.

Facilities

Our leased headquarters facility in Austin, Texas, consists of approximately 91,000 square feet, approximately 14,000 of which has been subleased to a third party. The facility provides additional space and expansion options and is leased through October 2011. We currently lease additional offices in Greenville, South Carolina; Brussels; Frankfurt; London and Paris.

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

Our Financial Results May Vary Significantly from Quarter to Quarter

Our operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter in the future, which could make our future operating results difficult to predict and increase the likelihood that future results may fall below analyst or investor expectations thereby causing our stock price to decline. Such variations are due to a number of factors, many of which are outside our control. These factors include:

•	fluctuations in demand for our products, upgrades to our products, or our services;

•	fluctuations in the demand for and deployment of client/server applications in which our Pervasive PSQL products are designed to be embedded;

•	fluctuations in demand for our products due to the potential impact of deteriorating economic conditions on our customer base;

•	seasonality of purchases and the timing of product sales and shipments;

•	unexpected delays in introducing new products and services or improvements to existing products and services;

•	new product releases, licensing models or pricing policies by our competitors;

•	acquisitions or mergers involving us, our competitors or customers;

•	impact of changes to our product distribution strategy and pricing policies;

•	lack of order backlog;

•	loss of significant customer or distributor;

•	changes in purchasing and/or payment practices by our distributors or other customers;

•	a reduction in the number of ISVs who embed our products or VARs who sell and deploy our products;

•	changes in the mix of domestic and international sales;

•	impact of changes to our geographic investment levels and business models;

•	changes in the cost of routine business activities;

•	gains or losses associated with discontinued operations;

•	changes in our business plan or strategy;

•	impact of severance charges associated with departing employees;

•	write-downs of the recorded book value of assets;

•	changes in generally accepted accounting principles in the United States; and

•	costs associated with the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

We also derive a significant portion of our revenues from relatively large transactions. The sales cycles for these transactions tend to be longer than the sales cycles on smaller orders. This longer sales cycle for large transactions makes it difficult to predict the quarter in which these sales will occur. Accordingly, our operating results may fluctuate from quarter to quarter based on the existence and timing of larger transactions. A reduction in large transactions during any quarter could materially impact our revenues.

Additionally, significant portions of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if our revenues are below our expectations, our operating results are likely to be adversely and disproportionately affected. In addition, we may change our prices, modify our distribution strategy and policies, accelerate our investment in research and development, sales or marketing efforts in response to competitive pressures or pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations.

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

Adverse Economic Conditions May Harm Our Operating Results

Our revenue and profitability depend on the overall demand for our products and services, which in turn depends on general economic and business conditions. The nature and extent of the effect of the current adverse economic conditions on our ability to sell our products and services is uncertain. A softening of demand for our products and services caused by weakening of the economy may result in decreased revenues. In addition, such adverse economic conditions may impact our customer’s ability to pay for the products they have purchased and as a consequence, we may not be able to collect our accounts receivable balances and our reserves for doubtful accounts and write-offs of accounts receivable may increase. There can be no assurance that we will be able to effectively promote revenue growth rates if the current adverse economic conditions continue or deteriorate.

We Generally Operate Without a Backlog

We generally operate with virtually no order backlog because our software products are shipped and revenue is recognized shortly after orders are received. This lack of backlog makes product revenues in any quarter unpredictable and substantially dependent on orders booked and shipped throughout that quarter. Accordingly, a material decrease in orders in any quarter could have a materially adverse effect on our revenues and operating results.

Our Performance Depends on Market Acceptance of Pervasive PSQL

We derive a substantial portion of our revenues from the license of our Pervasive PSQL® products. Continued market acceptance of Pervasive PSQL may be influenced heavily by factors outside of our control, such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and demand for applications of the type built on our products. Market acceptance of Pervasive PSQL Summit v10.10 (first released in June 2008) and future upgrades also may be influenced by factors in our control such as product quality, relative demand for feature and functionality upgrades and any future product announcements or price changes.

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal year 2009 relative to fiscal year 2008 and increased in fiscal year 2008 relative to fiscal year 2007. We believe the current year increase was primarily due to a number of relatively large transactions with database customers and an increase in our professional services. The prior year increase was due to the release of our latest version of Pervasive PSQL version 10. Our embedded database and related products represented approximately 67% of our revenue in fiscal year 2009. In addition, we believe the integration products we acquired in fiscal year 2004 as a result of our acquisition of Data Junction Corporation represent a growth opportunity as we invest in opportunities presented by the acquired business and related innovative initiatives. Our integration products represented approximately 33% of our revenue in fiscal year 2009. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our Efforts to Develop and Maintain Brand Awareness of Our Products May Not be Successful

Brand awareness is important given competition in the market for data infrastructure software products. We are aware of other companies that use the word “Pervasive” either in their marks alone or in combination with other words. We expect that it may be difficult or impossible to prevent third-party usage of the Pervasive name and variations of this name for competing goods and services. Competitors or others who use marks similar to our brand name may cause confusion among actual and potential customers, which could prevent us from achieving significant brand recognition. If we fail to promote and maintain our brand or incur significant expenses in an unsuccessful attempt to promote or maintain our brand, our business, operating results and financial condition could be materially adversely affected.

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

We May Face Problems in Connection With Past Acquisitions, Joint Ventures or Licensing Arrangements

On July 31, 2009, we announced the completion of our purchase of assets of Greenville, South Carolina-based ChanneLinx, Inc. for total consideration of approximately $2.6 million in cash. We cannot be certain that we will ultimately realize all of the anticipated benefits of this acquisition to the extent that such benefits are dependent on uncertainties, including the successful integration of ChanneLinx’ employees and technologies with our existing operations and our ability to retain existing ChanneLinx customers following the acquisition.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account for a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the fiscal year ended June 30, 2009, one distributor (our joint venture partner in Japan, AG-TECH Corporation) accounted for an aggregate of approximately 10% of our revenues, as compared to 13% in the fiscal year ended June 30, 2008. Additionally, sales related to accounting software applications has, at various times, represented as much as 20% of our revenues. Furthermore, there is currently consolidation taking place among our ISVs that could narrow the number of customers who sell our products. For example, one of our ISVs, The Sage Group plc, has acquired Timberline Software Corporation, Softline Limited and ACCPAC International Inc., three of our ISVs. The Sage Group family of companies has, at various times, represented approximately 10% of our revenues. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

We Depend on Our Indirect Sales Channel

Our failure to grow our indirect sales channel or the loss of a significant number of members of our indirect channel partners would have a material adverse effect on our business, financial condition and operating results. We derive a substantial portion of our revenues from indirect sales through a channel consisting of ISVs, VARs, SIs, consultants and distributors. Our sales channel could be adversely affected by a number of factors including:

•	the failure of ISVs to develop, and the failure of VARs to sell, products based on emerging platforms supported by us;

•	pressures placed on the sales channel to sell competing products;

•	our failure to adequately support the sales channel;

•	consolidation of certain of our indirect channel partners;

•	competing product lines offered by certain of our indirect channel partners; and

•	business model or licensing model changes of our channel partners or their competitors.

We cannot be certain we will be able to continue to attract additional indirect channel partners or retain our current channel partners. In addition, we cannot be certain our competitors will not attempt to recruit certain of our current or future channel partners. Such competitive actions may have an adverse effect on our ability to attract and retain channel partners, which, in turn, may have a material adverse effect on our business, financial condition and operating results.

We May Not Be Able to Sustain or Develop Strategic Relationships

From time to time, we enter into strategic collaborative relationships with other companies in areas such as product development, marketing, distribution and implementation, which allow us to realize a variety of benefits. Many of our current strategic relationships are informal, or, if written, terminable with little or no notice. Additionally, many of our current and potential strategic partners are either actual or potential competitors with us. For these reasons, we may not be able to sustain our current strategic relationships or enter into successful new strategic relationships in the future, which could have a material adverse effect on our business, operating results and financial condition.

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

We Must Adapt to Rapid Technological Change

Our future success will depend upon our ability to continue to enhance our current products and to develop and introduce new products on a timely basis that keep pace with technological developments and new industry standards and satisfy increasingly sophisticated customer requirements. Rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards characterize the market for our products. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. As a result of the complexities inherent in client/server and Web computing environments and in data and application integration solutions, and the performance demanded by customers for data infrastructure software products, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on our business, operating results and financial condition. We have experienced delays in the past in the release of new products and new product enhancements. In the future, we may not be successful in developing and marketing, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements, avoiding difficulties that could delay or prevent the successful development, introduction or marketing of these products, or achieving market acceptance for our new products and product enhancements, any of which could have a material adverse effect on our business, operating results and financial condition.

Our Software May Contain Errors or Defects

Software products such as ours may contain errors, sometimes called “bugs,” particularly when first introduced or when new versions or enhancements are released. From time to time, we discover software errors in certain of our new products after their introduction. Despite our testing, current versions, new versions or enhancements of our products may still have errors after commencement of commercial shipments. Errors or defects in our products may result in loss of revenues, delay in market acceptance, diversion of development resources or injury to our brand and reputation and could materially adversely affect our business, operating results and financial condition.

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

We Compete with Microsoft while Simultaneously Supporting Microsoft Technologies

We currently compete with Microsoft in the market for data management products while simultaneously maintaining a working relationship with Microsoft. Microsoft has a longer operating history, a larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than us. As a result, we may not be able to compete effectively with Microsoft now or in the future, and our business, operating results and financial condition may be materially adversely affected.

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

In addition, Microsoft continues to grow its presence in the software applications market. For example, they acquired Great Plains Software, a former channel partner of Pervasive, and Navision, both of which are accounting software vendors. Microsoft has also entered the customer relationship management software market. We believe that Microsoft will continue to grow its presence in the software applications market and in doing so, may have a negative impact on the financial stability of other software application vendors who use our products, or may influence other software application vendors to use Microsoft infrastructure software products instead of those available from us.

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

The market for our integration products is highly competitive and subject to rapidly changing technology. We principally compete against custom code, where potential customers have sufficient internal technical resources to develop solutions in-house. In addition, we face competition from vendors of ETL (extract, transform and load), data warehousing and application integration software products. Such competitors include IBM, Oracle, Business Objects/SAP, Informatica, and Information Builders, as well as niche vendors in specific verticals and the SaaS marketplace. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our integration solutions. These products typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Sybase and Oracle. And, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established or emerging companies providing integration products based on existing, new or open-source technologies.

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

Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. For example, Microsoft, Oracle, IBM and Sybase all currently license royalty-free limited versions of their database technologies. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Sybase, IBM, Progress, MySQL/Sun, Ascential/IBM, Business Objects/SAP, Informatica, Information Builders or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs, which may limit our ability to sell our products through particular partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business, operating results and financial condition. We cannot be certain we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

We are Susceptible to a Shift in the Market for Client/Server Applications Toward Web-Based or Hosted Applications

We have derived substantially all of our historical embedded database product revenues from the use of our products in client/server applications. We expect to rely on continued market demand for client/server applications indefinitely. However, we believe market demand may shift from client/server applications to Web-based or hosted applications. If so, we cannot be certain that our existing client/server developers will migrate to Web-based or hosted applications and continue to use our products or that other developers of Web-based or hosted applications would select our data management products. In addition, this shift could result in a change in revenue models from licensing of client/server applications to renting of Web-based or hosted applications from SaaS vendors. A decrease in client/server application sales coupled with an inability to derive revenues from the Web-based or hosted application market could have a material adverse effect on our business, operating results and financial condition.

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the fiscal year ended June 30, 2009, we derived 35% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

•	foreign laws and business practices favoring local competition;

•	dependence on local channel partners;

•	compliance with multiple, conflicting and changing government laws and regulations;

•	longer sales cycles;

•	greater difficulty or delay in collecting payments from customers;

•	difficulties in staffing and managing foreign operations;

•	foreign currency exchange rate fluctuations and the associated effects on product demand and timing of payment;

•	increased tax rates in certain foreign countries;

•	complexities with financial reporting in foreign countries;

•	quality control of certain development, translation or localization activities;

•	political, social and economic instability; and

•	reduced or different protections for intellectual property rights in some foreign countries.

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

Fluctuations in the Relative Value of Foreign Currencies Can Affect Our Business

To date, the majority of our transactions have been denominated in U.S. dollars. The majority of our international operating expenses and substantially all of our sales in Japan have been denominated in currencies other than the U.S. dollar. Therefore, our operating results may be adversely affected by changes in the relative value of the U.S. dollar. Certain of our international sales are denominated in U.S dollars, especially in Europe. Any strengthening of the U.S. dollar against the currencies of countries where we sell products denominated in U.S. dollars will increase the relative cost of our products and could negatively impact our sales in those countries. To the extent our international operations expand or are modified, our exposure to exchange rate fluctuations may increase. We have, on occasion, entered into limited hedging transactions to mitigate our exposure to currency fluctuations. Despite these hedging transactions, exchange rate fluctuations have caused, and will continue to cause, currency transaction gains and losses. Although these transactions have not resulted in material gains and losses to date, similar transactions could have a damaging effect on our business, results of operations or financial condition in future periods.

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

We issue stock options and restricted stock as key components of our overall compensation. There is pressure on public companies from shareholders generally and various organizations to reduce the rate at which companies issue stock options and restricted stock to employees, which may make it more difficult to obtain shareholder approval of equity compensation plans when required. In addition, we believe expensing stock options and restricted stock will increase shareholder pressure to limit future grants and could make it more difficult for us to grant stock options and restricted stock to employees in the future. As a result, we may lose top employees to non-public, start-up companies or may generally find it more difficult to attract, retain and motivate highly skilled employees, either of which could materially and adversely affect our business, results of operations and financial condition.

We Have Anti-Takeover Provisions

Our Restated Certificate of Incorporation and Amended and Restated Bylaws contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals that a stockholder might consider favorable. These provisions include provisions to authorize the issuance of “blank check” preferred stock, establish advance notice requirements for stockholder nominations for elections to the Board of Directors or for proposing matters that can be acted upon at stockholders’ meetings; eliminate the ability of stockholders to act by written consent; require super-majority voting to approve certain amendments to the Restated Certificate of Incorporation; limit the persons who may call special meetings of stockholders; and provide for a Board of Directors with staggered, three-year terms. In addition, certain provisions of Delaware law and our 1997 Stock Incentive Plan and our 2006 Equity Incentive Plan may also have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals.

Further, in October 2000, our Board of Directors approved the adoption of a shareholder rights plan (the Rights Plan) whereby one preferred share purchase right was distributed for each outstanding share of our common stock. The rights are designed to assure that all of our stockholders receive fair and equal treatment in the event of any proposed takeover and to guard against partial tender offers, open market accumulations and other tactics designed to gain control without paying all stockholders a fair price. The rights were not being distributed in response to any specific effort to acquire us.

The rights become exercisable if a person or group hereafter acquires 15% or more of our common stock or announces a tender offer for 15% or more of our common stock. Such events, or if we are acquired in a merger or other business combination transaction after a person acquires 15% or more of our common stock, would entitle the rights holder to purchase, at an exercise price of $18.00, a number of shares of common stock having a market value at that time of twice the right’s exercise price. Rights held by the acquiring person would become void. The Board of Directors can choose to redeem the rights at one cent per right at any time before an acquiring person hereafter acquires 15% or more of the outstanding common stock. The Rights Plan may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals.

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

During the thirteen fiscal quarters ending June 30, 2009, the Company has acquired approximately 7.4 million shares of its common stock on the open market at a total cost of approximately $30.1 million, or approximately $4.02 price per share. The Company’s Board of Directors approved the most recent stock repurchase plan effective March 26, 2009, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million, of which approximately $8.9 million remains available as of the year ended June 30, 2009. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

We May Be Exposed to Potential Risks if We Do Not Have an Effective System of Disclosure Controls or Internal Controls or Fail on an On-going Basis to Properly Address and Implement Section 404 of Sarbanes-Oxley

We must comply, on an on-going basis, with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), including those provisions that establish the requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of Section 404 of SOX, we may not be able to accurately or timely report on our financial results or adequately identify and reduce the likelihood of fraud. Additionally, if we were to identify any material weakness over our internal control over financial reporting, we also cannot ensure that we could correct any such material weakness to allow our management to conclude that our internal controls over financial reporting are effective in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in any report to be filed with the SEC or attest that we have maintained effective internal control over financial reporting. As a result, the financial position of our business could be harmed; current and potential future shareholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our trading price; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

Our Reported Financial Results May be Adversely Affected by New Accounting Pronouncements or Changes in Existing Accounting Standards and Practices

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various organizations formed to interpret and create appropriate accounting standards and practices. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred and may occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in the “Letter to Stockholders” in the Annual Report and this Report on Form 10-K under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements include statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Report on Form 10-K.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology.

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

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2009 fiscal year that remained unresolved.

ITEM 2.	PROPERTIES

Our leased headquarters facility in Austin, Texas, consists of approximately 91,000 square feet, approximately 14,000 of which has been subleased to a third party. The facility provides additional space and expansion options and is leased through October 2011. We currently lease offices in Greenville, South Carolina, Brussels, Frankfurt, London and Paris. We believe our existing facilities are suitable and will be adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The company is not a party to any material legal proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded in the Nasdaq Global Market under the symbol PVSW. The Company completed its initial public offering and commenced trading on September 26, 1997. The following tables set forth the high and low closing sales prices of the Company’s common stock for each quarterly period during the two years ended June 30, 2009.

Fiscal 2008	High	Low
First Quarter	$5.50	$4.44
Second Quarter	$4.72	$4.00
Third Quarter	$4.06	$3.50
Fourth Quarter	$4.97	$4.22

Fiscal 2009	High	Low
First Quarter	$4.45	$3.64
Second Quarter	$4.34	$3.49
Third Quarter	$4.29	$3.32
Fourth Quarter	$6.13	$4.27

As of August 31, 2009, there were approximately 230 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder.

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 to April 30, 2009	46,977	$4.58	8,726,126	$9,784,000
May 1, 2009 to May 31, 2009	113,566	$5.02	8,839,692	$9,210,000
June 1, 2009 to June 30, 2009	55,621	$5.48	8,895,313	$8,904,000

Total	216,164

In March 2009, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on March 26, 2009. During the three months ended June 30, 2009, we repurchased 216,164 shares of common stock at a cost of approximately $1.1 million under the stock repurchase plan approved in March 2009. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of income data for the fiscal years ended June 30, 2007, 2008 and 2009 and the consolidated balance sheet data at June 30, 2008 and 2009 are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of income data for the periods ended June 30, 2005 and 2006 and the consolidated balance sheet data at June 30, 2005, 2006 and 2007 are derived from audited consolidated financial statements not included herein.

	Year Ended June 30,
	2005	2006	2007	2008	2009
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues:
Product licenses	$36,978	$33,776	$28,851	$29,343	$32,322
Services and other	11,374	11,804	11,932	13,124	14,896

Total revenue	48,352	45,580	40,783	42,467	47,218
Costs and expenses:
Cost of product licenses	2,273	2,407	3,437	2,229	1,287
Cost of services and other	5,213	5,602	4,439	4,244	4,569
Sales and marketing	21,313	18,712	15,349	17,949	18,697
Research and development	11,084	10,320	9,819	10,205	10,567
General and administrative	4,753	6,588	5,539	5,084	5,389
Management restructuring charge	—	771	—	—	—

Total costs and expenses (1)	44,636	44,400	38,583	39,711	40,509

Operating income	3,716	1,180	2,200	2,756	6,709
Interest and other income, net	561	1,446	2,269	1,659	696
Income tax benefit (provision)	(268)	2,150	(432)	(1,405)	(2,094)

Net income	4,009	4,776	4,037	3,010	5,311

Basic earnings per share	$0.18	$0.21	$0.19	$0.15	$0.30

Diluted earnings per share	$0.17	$0.21	$0.19	$0.15	$0.29

Shares used in computing basic earnings per share	22,341	22,468	21,475	19,558	17,646
Shares used in computing diluted earnings per share	23,352	22,687	21,744	19,951	18,431

	June 30,
	2005	2006	2007	2008	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$34,086	$31,137	$31,563	$33,190	$18,029
Marketable securities	3,305	12,405	14,788	11,759	25,381
Working capital	34,899	43,121	43,456	41,055	41,593
Total assets	94,205	100,638	97,740	94,744	94,706
Long-term liabilities, net of current portion	—	—	—	—	—
Total stockholders’ equity	82,743	89,161	87,004	83,276	82,992

(1)	Total costs and expenses include the impact of SFAS 123(R) share-based payments of $3.0 million, $2.1 million, $1.8 million and $1.7 million for the years ended June 30, 2006, 2007, 2008 and 2009, respectively, which are not included in years prior to fiscal year 2006. See Note 2 Summary of Significant Accounting Policies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Special Note Regarding Forward-Looking Statements” at the end of Item 1A for important information to consider when evaluating such statements.

You should read this MD&A in conjunction with the Consolidated Financial Statements and related Notes.

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

Our PSQL database products continued to generate approximately two-thirds of our revenue during fiscal year 2008 and 2009. Channel adoption trends for version 10 of our Pervasive PSQL database have been good since its launch in September 2007, and in June 2008 we released Pervasive PSQL Summit v10.10, which is Microsoft Certified for Windows Server 2008.

Our Integration products continued to generate the remaining one-third of our revenue. These products and services continue to be well-received by our existing and new customers, including end users and commercial software developers alike.

Our solid results in both of our core product lines allow us to continue to fund our commitment to innovation. We will continue to invest in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers. Our innovation efforts in fiscal year 2008 and 2009 have resulted in the introduction and further development of two new product and service offerings:

•	Pervasive DataSolutions—subscription-based integration as a service delivered on-premises or as a multi-tenant service hosted by Pervasive and potentially by our ISV customers, and

•	Pervasive DataRush—our high-performance software platform for scalable data-intensive data services and analytics, designed to capture the parallel processing capabilities of multi-core technologies.

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

On July 31, 2009, the Company completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc. for total consideration of approximately $2.6 million in cash. The ChanneLinx business generated approximately $2.0 million (unaudited) in revenue over the twelve months ended June 30, 2009 and includes 16 dedicated software professionals. The former ChanneLinx team will operate as Pervasive Business Xchange.

We develop, market, sell and support our offerings worldwide through our principal office in Austin, Texas and our Greenville, South Carolina office and through international offices in Brussels, Frankfurt, Paris and London and a joint venture in Japan.

Our Operating Results

Our comparative results for the fiscal year ended June 30, 2009:

•

Revenue was $47.2 million and $42.5 million in the fiscal year ending June 30, 2009 and 2008, respectively. The company closed one relatively large transaction with a database customer representing approximately $3.0 million in revenue during the third quarter of fiscal year 2009.

•

Net income was $5.3 million and $3.0 million in the fiscal year ending June 30, 2009 and 2008, respectively. Net income in the fiscal year included an increase in revenue of $4.7 million, an increase in operating expense of $0.8 million, reduced interest income of $1.0 million, and an increase in our income tax provision of $0.7 million for a combined net increase in net income of $2.3 million for fiscal year 2009.

•	Operating income, a financial measure before interest income and taxes, was $6.7 million and $2.8 million in the fiscal year ending June 30, 2009 and 2008, respectively.

•

We continued to generate positive cash flow from operations with $6.5 and $7.9 million in the fiscal year ending June 30, 2009 and 2008, respectively. We ended fiscal year 2009 with $43.4 million in cash and marketable securities.

•

We acquired approximately 1.9 million shares of our common stock, at a cost of approximately $7.5 million in the fiscal year ending June 30, 2009. Issued and outstanding shares of common stock as of June 30, 2009 totaled approximately 18.1 million.

Market Trends

Over the past 25 years, businesses of all sizes have invested billions of dollars in application software that enabled them to automate and simplify their business processes. As the sales and implementation of these application packages proliferated, including increasingly heterogeneous environments that use both SaaS and on-premises software, organizations have faced increasing data and application infrastructure challenges and an entire software market segment emerged to address these challenges. The past growth of the infrastructure software market in the United States, we believe, can primarily be traced to the demand for technologies that extend the use of established systems, enable the rapid deployment of new applications, and improve the ability to collaborate and communicate with customers and suppliers.

At the same time, we believe that the software markets as a whole are going through rapid change. The emergence of cloud-based infrastructure and applications is testament to the increasing demand for the scalability and rapid deployment provided by the SaaS delivery model. In this environment, having a “value” orientation—delivering flexibility and performance with the lowest TCO—becomes increasingly critical. We believe infrastructure software will be a key ingredient for all businesses as they seek to integrate and streamline their back-end systems and eliminate delays in the management and execution of critical processes. Infrastructure software includes, among other things, application development tools, integration tools and solutions, business intelligence, database, and security solutions.

We believe that these trends will favor Pervasive. We believe the market for data infrastructure software, in particular, is experiencing significant market disruption due to the high cost of many competing, more labor-intensive solutions. We further believe well-established value leaders tend to prevail in cost-sensitive markets, and Pervasive, with its strengths in scalable data management and integration solutions, is well-positioned to benefit from the trends in these markets. In addition, the ability to deliver preconfigured packaged integration solutions offers the opportunity to attract non-technical users and address unmet market needs. While the economic slowdown in the U.S. continues, we believe our value orientation and reputation as an established vendor with highly reliable offerings positions Pervasive to continue to prosper.

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

Going Forward

In 2010, the Company is focused on:

•

the continued marketing of our embedded database product, Pervasive PSQL Summit v10.10, and development of our next version release, Pervasive PSQL 11, scheduled for release in the second half of calendar 2010;

•	growing the sales of our integration product line both through direct sales and through highly leverageable indirect channels;

•

continuing the investment in new product and service innovation, including the further advancement of our innovation initiatives from fiscal 2009: Pervasive DataSolutions (to take advantage of market trends in Integration-as-a-Service and other on demand data solutions) and Pervasive DataRush (to serve revolutionary next-generation data-intensive data services and analytics by capturing the parallel processing capabilities of proliferating multi-core technologies).

•	growing the Pervasive Business Xchange Web-based electronic data interchange business and customer base;

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

Goodwill and Other Intangible Assets—We assess whether goodwill and indefinite-lived intangibles are impaired on an annual basis and review for triggering events on an ongoing basis. Upon determining the existence of goodwill and/or indefinite-lived intangibles impairment, we measure impairment based on the amount by which the book value of goodwill and/or indefinite-lived intangibles exceeds its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties in an orderly transaction between market participants. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstance that would indicate that, more likely than not, the book value of goodwill and/or indefinite-lived intangibles has been impaired.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. Prior to fiscal year 2006, we had concluded that a valuation allowance was required for all periods presented to the extent that we do not anticipate the ability to utilize a portion of the deferred tax assets. In subsequent years, we were able to determine that we expected to realize a portion of our deferred tax assets in excess of the net recorded amount, resulting in an adjustment to the deferred tax asset valuation allowance. Additionally, the valuation allowance was reduced by Canada net operating loss carryforwards that expired prior to utilization and were previously offset by a valuation allowance. State tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future. The valuation allowance remaining at June 30, 2009 relates entirely to estimated expiration of state tax credit carryforwards prior to utilization.

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

	Year Ended June 30,
	2007	2008	2009
Revenues:
Product licenses	71%	69%	68%
Services and others	29	31	32

Total revenues	100%	100%	100%
Costs and expenses:
Cost of product licenses	8	5	3
Cost of services and other	11	10	10
Sales and marketing	38	43	40
Research and development	24	24	22
General and administrative	14	12	11

Total costs and expenses	95	94	86

Operating income	5	6	14
Interest and other income, net	6	4	1
Income tax benefit (provision)	(1)	(3)	(4)

Net income	10%	7%	11%

Revenues

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal year 2009 relative to fiscal year 2008 and increased in fiscal year 2008 relative to fiscal year 2007. We believe the current year increase was primarily due to a number of relatively large transactions with database customers and an increase in our professional services revenue. The prior year increase was due to the release of our latest version of Pervasive PSQL version 10. Our embedded database and related products represented approximately 67% of our revenue in fiscal year 2009. In addition, we believe the integration products we acquired in fiscal year 2004 as a result of our acquisition of Data Junction Corporation represent a growth opportunity as we invest in opportunities presented by the acquired business and related innovative initiatives. Our integration products represented approximately 33% of our revenue in fiscal year 2009. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

We generated total revenue of $40.8 million, $42.5 million and $47.2 million for the fiscal years ended June 30, 2007, 2008 and 2009, respectively, which represents an increase of 4% from fiscal 2007 to 2008, and an increase of 11% from fiscal 2008 to 2009. Our product license revenues were $28.9 million, $29.3 million and $32.3 million for the fiscal years ended June 30, 2007, 2008 and 2009, respectively, which represents an increase of 2% from fiscal 2007 to 2008, and an increase of 10% from fiscal 2008 to 2009. Our service and other revenues were $11.9 million, $13.1 million and $14.9 million for the fiscal years ended June 30, 2007, 2008 and 2009, respectively, which represents an increase of 10% from fiscal 2007 to 2008, and an increase of 14% from fiscal 2008 to 2009.

International revenues, consisting of all revenue from customers located outside of North America, were $14.9 million, $16.2 million and $16.5 million in fiscal 2007, 2008 and 2009, representing 37%, 38% and 35% of total revenue, respectively. The increase in international revenue in fiscal year 2008 is primarily attributed to an increase in our embedded database revenue in both Europe and Japan. The increase in international revenue in fiscal year 2009 is primarily attributed to an increase in our embedded database revenue in Europe, partially offset by a decrease in Japan. We expect international revenue will continue to account for a significant portion of our revenue in the future.

Costs and Expenses

Cost of Product Licenses.    Cost of product licenses consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product licenses was $3.4 million, $2.2 million and $1.3 million in fiscal 2007, 2008 and 2009, representing 8%, 5% and 3% of total revenues respectively. The decrease in cost of product licenses revenue in fiscal year 2009 is primarily the result of the completion of the amortization of purchased technology associated with the acquisition of Data Junction during the second quarter of fiscal year 2009. We anticipate that cost of product licenses revenue in fiscal year 2010 will be consistent with fiscal year 2009 due to the amortization of purchased technology relating to our recent acquisition of the assets of ChanneLinx on July 31, 2009 (the ChanneLinx Acquisition).

Cost of Services and Other.    Cost of services and other consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase, and the costs to deliver professional services and training services to others. Cost of services and other was $4.4 million, $4.2 million and $4.6 million in fiscal 2007, 2008 and 2009, representing 11%, 10% and 10% of total revenues, respectively. We anticipate cost of services and other in fiscal year 2010 will increase as a result of our recent ChanneLinx Acquisition.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment, marketing programs and promotional expenses. Sales and marketing expenses were $15.3 million, $17.9 million and $18.7 million in fiscal 2007, 2008 and 2009, representing 38%, 43% and 40% of total revenues, respectively. Sales and marketing expenses increased in fiscal 2008 primarily due to an increase in costs related to sales and marketing personnel and increased investment in marketing programs in support of new and upgraded product releases. Sales and marketing expenses increased in fiscal 2009 primarily due to an increase in costs related to sales and marketing personnel and increased investment in marketing programs in support of new product releases and our efforts around our innovation products. We anticipate sales and marketing expenses will increase during fiscal year 2010 as we increase our sales and marketing personnel and invest in marketing programs in support of our new products and services as well as our recent ChanneLinx Acquisition.

Research and Development.    Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $9.8 million, $10.2 million and $10.6 million in fiscal 2007, 2008 and 2009, representing 24%, 24% and 22% of total revenues, respectively. Research and development expenses increased in fiscal year 2008 primarily due to increased investment in innovation of extensions to existing products as well as new products and services. Research and development expenses increased in fiscal year 2009 primarily due to increased investment in innovation of extensions to existing products as well as new products and services. We anticipate our research and development spending will increase in fiscal year 2010 as a result of our recent ChanneLinx Acquisition.

General and Administrative.    General and administrative expenses consist primarily of personnel salaries and other costs of our finance, human resources and administrative departments. General and administrative expenses were $5.5 million, $5.1 million and $5.4 million in fiscal year 2007, 2008 and 2009, representing 14%, 12% and 11% of total revenues, respectively. General and administrative expenses increased in dollar amount in fiscal year 2009 primarily due to an increase in legal expenses and an increase in our bad debt expense. We believe our general and administrative expenses in fiscal year 2010 will be consistent with fiscal year 2009.

Share-based compensation expense.    Share-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options accounted for under SFAS 123(R). (See Notes 2 and 6 to the Consolidated Financial Statements.) Share-based compensation expense was included in costs and expenses as follows:

(Amounts in thousands)	2007	2008	2009
Cost of service and other revenues	$70	$47	$40
Sales and marketing	594	494	436
Research and development	240	212	168
General and administrative	1,192	1,040	1,021

Total	$2,096	$1,793	$1,665

The decrease in share-based compensation expenses in 2008 resulted primarily from reductions in senior management positions in 2007. The decrease in share-based compensation expenses in 2009 resulted primarily from changes in the mix of the types of awards granted and the number of awards granted. We believe our share-based compensation expense in fiscal year 2010 will be consistent with fiscal year 2009.

Interest and Other Income.    Interest and other income consists primarily of interest earned on various investments and was approximately $2.3 million, $1.7 million and $0.7 million in fiscal years 2007, 2008 and 2009, respectively. The decrease in interest and other income in fiscal 2008 and 2009 is primarily the result of lower yields on invested funds and investing a portion of our investments in tax-advantaged instruments.

Provision for Income Taxes.    Provision for income taxes related to operations was approximately $0.4 million, $1.4 million and $2.1 million in fiscal 2007, 2008 and 2009, respectively. The provision for income taxes in fiscal years 2007, 2008 and 2009 consist of income taxes related to both our foreign and domestic operations, offset by a change in our valuation allowance.

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

	Quarter Ended
	Sept. 30 2007	Dec. 31 2007	Mar. 31 2008	June 30 2008	Sept. 30 2008	Dec. 31 2008	Mar. 31 2009	June 30 2009
	(in thousands, except per share data)
Revenues:
Product licenses	$7,026	$7,155	$7,474	$7,688	$8,154	$7,163	$9,353	$7,652
Services and other	3,144	3,187	3,302	3,491	3,733	4,026	3,689	3,448

Total revenues	10,170	10,342	10,776	11,179	11,887	11,189	13,042	11,100
Costs and expenses:
Cost of product licenses	532	691	501	505	491	427	214	155
Cost of services and other	1,060	1,047	1,069	1,068	1,112	1,277	1,157	1,023
Sales and marketing	4,280	4,305	4,382	4,982	4,550	4,556	4,923	4,668
Research and development	2,545	2,617	2,590	2,453	2,535	2,571	2,761	2,700
General and administrative	1,430	1,241	1,173	1,240	1,470	1,221	1,435	1,263

Total costs and expenses	9,847	9,901	9,715	10,248	10,158	10,052	10,490	9,809

Operating income	323	441	1,061	931	1,729	1,137	2,552	1,291
Interest and other income, net	583	459	354	263	210	175	171	140
Income tax provision	(353)	(215)	(480)	(357)	(656)	(153)	(840)	(445)

Net income	$553	$685	$935	$837	$1,283	$1,159	$1,883	$986

Basic earnings per share	$0.03	$0.03	$0.05	$0.05	$0.07	$0.07	$0.11	$0.06

Diluted earnings per share:	$0.03	$0.03	$0.05	$0.04	$0.07	$0.06	$0.10	$0.06

As a Percentage of Revenues:
Revenues:
Product licenses	69%	69%	69%	69%	69%	64%	72%	69%
Services and other	31	31	31	31	31	36	28	31

Total revenues	100	100	100	100	100	100	100	100
Costs and expenses:
Cost of product licenses	5	7	4	4	4	4	2	1
Cost of services and other	11	10	10	10	9	11	9	9
Sales and marketing	42	42	41	45	39	41	38	42
Research and development	25	25	24	22	21	23	21	24
General and administrative	14	12	11	11	12	11	11	11

Total costs and expenses	97	96	90	92	85	90	81	88

Operating income	3	4	10	8	15	10	19	12
Interest and other income, net	6	5	3	2	2	1	1	1
Income tax provision	(4)	(2)	(4)	(3)	(6)	(1)	(6)	(4)

Net income	5%	7%	9%	7%	11%	10%	14%	9%

Our operating results have varied significantly from quarter to quarter in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Such fluctuations may result in volatility in the price of our common stock. We establish our expenditure levels based on expectations as to future revenue, and, if revenue levels are below expectations, expenses can be disproportionately high. As a result, a drop in near term demand for our products could significantly affect both revenues and profits in any quarter. In the future, our operating results may fluctuate for this reason or as a result of a number of other factors, including increased expenses, timing of product releases, increased competition, variations in the mix of sales, announcements of new products by us or our competitors and capital spending patterns of our customers. As a result of these factors, there can be no assurance we will be able to maintain profitability on a quarterly basis. See “Risk Factors.”

Liquidity and Capital Resources

Cash provided by operations was $11.9 million, $7.9 million and $6.5 million for fiscal 2007, 2008 and 2009, respectively. Cash provided by operations decreased in fiscal 2008 as compared to fiscal year 2007 as our trade receivables remained at normalized levels compared to revenues following significant collections experience in fiscal 2007 and our income tax expenses increasingly resulted in cash payments to taxing jurisdictions. Cash provided by operations decreased in fiscal 2009 as compared to fiscal year 2008 primarily as a result of an increase in our trade receivables.

We invested, net, $2.4 million and $13.5 million in marketable securities in fiscal 2007 and 2009, respectively. We received net proceeds of $3.1 million from the sale or maturity of marketable securities in fiscal 2008. In addition, we purchased property and equipment totaling approximately $0.7 million, $0.7 million and $0.8 million in fiscal 2007, 2008 and 2009, respectively. This property consisted primarily of computer hardware and software for general upgrade requirements for all fiscal years.

During fiscal years 2007, 2008 and 2009, we repurchased approximately 2.7 million, 2.2 million and 1.9 million shares, respectively, of common stock at a cost of approximately $10.8 million, $9.2 million and $7.6 million, respectively. In March 2009, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on March 26, 2009, of which $8.9 million remains available as of June 30, 2009. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During fiscal years ended June 30, 2007, 2008 and 2009, we received approximately $2.5 million, $0.4 million and $0.2 million, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 861,000, 144,000 and 62,000 for the fiscal years ending June 30, 2007, 2008 and 2009, respectively.

We are exploring new opportunities to build, license or acquire products and services for introduction to and through our expansive worldwide channel. Any such transaction could cause us to issue dilutive equity securities, reduce our cash and marketable securities, or incur debt or contingent liabilities.

On June 30, 2009, we had $41.6 million in working capital including $43.4 million in cash, cash equivalents and marketable securities, compared to working capital of $41.1 million at June 30, 2008.

Summary Disclosures About Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual obligations	Payments due by period			3 – 5 years	More than 5 years
	Total	Less than 1 year	1 – 3 years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$3,337	$1,476	$1,861	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$3,337	$1,476	$1,861	—	—

Off-Balance Sheet Arrangements

As of June 30, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not believe this pronouncement will impact our financial statements.

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

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under FASB Statement 157, Fair Value Measurements, remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also requires expanded disclosures. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not believe this pronouncement will impact our financial statements.

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to make the guidance on other-than-temporary impairments of debt securities more operational and improve the financial statement disclosures related to other-than-temporary impairments for debt and equity securities. The FSP clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. We do not believe this pronouncement will impact our financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the first quarter of fiscal year 2010 and will not have a material impact on our consolidated financial statements.

In May 2009, the Financial Accounting Standards Board issued Statement 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. We adopted Statement 165 as of June 30, 2009, which was the required effective date. We evaluated our June 30, 2009 financial statements for subsequent events through September 8, 2009, the date the financial statements were available to be issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Belgium, Germany, France and England and a joint venture in Japan, and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2007, the result would have been an increase in revenue and operating income of approximately $0.1 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2008, the result would have been a decrease in revenue and operating income of approximately $0.6 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2009, the result would have been a decrease in revenue and operating income of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2007, the result would have been an increase in operating income of approximately $0.1 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2008, the result would have been an increase in operating income of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2009, the result would have been a decrease in operating income of approximately $0.5 million. The impact of fluctuations in the relative value of all other currencies for fiscal 2007, 2008 and 2009 was not material.

We monitor our foreign currency exposure and, from time to time, will attempt to reduce exposure through hedging. Gains and losses on foreign currency hedging were not material to the consolidated financial statements for fiscal years ended June 30, 2007, 2008, and 2009 as such hedging activities were minimal.

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

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Office and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The effectiveness of our internal control over financial reporting as of June 30, 2009 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15(a)(1) of this Report.

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

The information regarding directors and corporate governance matters is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants’ Annual Meeting of Stockholders to be held on November 10, 2009. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2009.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, and their ages as of August 31, 2009, and biographical summaries are as follows:

Name	Age	Position
John E. Farr	49	President, Chief Executive Officer and Director
Randall G. Jonkers	52	Chief Financial Officer
Michael Hoskins	55	Chief Technology Officer and Director
Stephen Padgett	49	Vice President, Information Technology

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

Randall G. Jonkers has served as our Chief Financial Officer since January 2006 and as Vice President, Finance since October 2005. Prior to joining Pervasive, Mr. Jonkers served as CFO and Executive Vice President of WSNet, a privately owned satellite broadcasting and equipment reseller from 1998 to 2005. Mr. Jonkers also served as CFO for Healthway Communications International Inc., a privately owned high-technology company, from 1995 to 1998; in various corporate accounting and reporting roles for Dell Computer Corporation from 1989 to 1995; as an auditor for Coopers & Lybrand from 1987 to 1989; as well as active and reserve duty in the U.S. Army as a Material Management Officer and Chief Logistics Officer. Mr. Jonkers received a B.B.A. in Accounting from the University of Texas at Austin.

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

(a)(1) Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts is filed on page S-1 of this Report on Form 10-K.

(b) Exhibits

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2++++	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.11++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
++++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 5, 2007.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
+++++ +	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.

(c) Any financial statement schedules required to be filed as part of this Annual Report on Form 10-K are set forth in section (a)(2) above.

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

September 8, 2009
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN E. FARR John E. Farr	President and Chief Executive Officer and Director (Principal Executive Officer)	September 8, 2009

/s/ RANDALL G. JONKERS Randall G. Jonkers	Chief Financial Officer (Principal Financial and Accounting Officer)	September 8, 2009

/s/ SHELBY H. CARTER, JR. Shelby H. Carter, Jr.	Director and Chairman of the Board	September 8, 2009

/s/ NANCY R. WOODWARD Nancy R. Woodward	Director	September 8, 2009

/s/ DAVID A. BOUCHER David A. Boucher	Director	September 8, 2009

/s/ DAVID R. BRADFORD David R. Bradford	Director	September 8, 2009

/s/ JEFFREY S. HAWN Jeffrey S. Hawn	Director	September 8, 2009

/s/ MICHAEL E. HOSKINS Michael E. Hoskins	Director	September 8, 2009

SCHEDULE II

PERVASIVE SOFTWARE INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions/ Write-offs Charged to Allowance	Other Additions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2007	469	135	299	—	305
Year ended June 30, 2008	305	84	99	—	290
Year ended June 30, 2009	290	305	35	—	560

Valuation Allowance for Deferred Tax Assets:
Year ended June 30, 2007	5,664	—	1,908	—	3,756
Year ended June 30, 2008	3,756	—	835	—	2,921
Year ended June 30, 2009	2,921	—	2,696	—	225

S-1

PERVASIVE SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pervasive Software Inc:

We have audited Pervasive Software, Inc. (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three years in the period ended June 30, 2009 and the related financial statement schedule, and our report dated September 8, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 8, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pervasive Software Inc:

We have audited the accompanying consolidated balance sheets of Pervasive Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pervasive Software, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 8, 2009 expressed an unqualified opinion on the effective operation of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 8, 2009

PERVASIVE SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2008	2009
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents, including interest-bearing investments of $32,300 in 2008 and $15,467 in 2009	$33,190	$18,029
Marketable securities	11,759	25,381
Trade accounts receivable, net of allowance for doubtful accounts of $290 in 2008 and $560 in 2009	5,581	7,852
Deferred income tax assets	744	818
Prepaid expenses and other current assets	1,249	1,227

Total current assets	52,523	53,307
Property and equipment, net	1,474	1,474
Purchased technology, net	626	22
Goodwill	38,508	38,508
Deferred income tax assets	1,310	1,169
Other assets	303	226

Total assets	$94,744	$94,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$352	$1,008
Accrued payroll and payroll related costs	1,753	2,020
Deferred rent and lease related accruals	1,253	928
Other accrued expenses	1,765	1,416
Deferred revenue	6,345	6,342

Total current liabilities	11,468	11,714

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; Authorized—75,000,000 shares; issued 26,305,277 and 27,128,069 shares in 2008 and 2009, respectively; outstanding—19,105,053 and 18,065,093 shares in 2008 and 2009, respectively	78,595	72,834
Accumulated other comprehensive loss	(1,197)	(1,031)
Retained earnings	5,878	11,189

Total stockholders’ equity	83,276	82,992

Total liabilities and stockholders’ equity	$94,744	$94,706

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended June 30,
	2007	2008	2009
	(in thousands, except per share data)
Revenues:
Product licenses	$28,851	$29,343	$32,322
Services and other	11,932	13,124	14,896

Total revenues	40,783	42,467	47,218
Costs and expenses:
Cost of product licenses	3,437	2,229	1,287
Cost of services and other	4,439	4,244	4,569
Sales and marketing	15,349	17,949	18,697
Research and development	9,819	10,205	10,567
General and administrative	5,539	5,084	5,389

Total costs and expenses	38,583	39,711	40,509

Operating income	2,200	2,756	6,709
Interest and other income	2,269	1,659	696

Income before income taxes	4,469	4,415	7,405
Income tax provision	(432)	(1,405)	(2,094)

Net income	$4,037	$3,010	$5,311

Basic earnings per share	$0.19	$0.15	$0.30

Diluted earnings per share	$0.19	$0.15	$0.29

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at June 30, 2006	$91,727	$(1,397)	$(1,169)	$89,161
Acquisition of 2,697,531 treasury shares, cumulative treasury shares of 4,951,830 and cost of $18,310 at June 30, 2007	(10,840)	—	—	(10,840)
Issuance of common stock pursuant to the exercise of stock options and restricted stock awards	2,518	—	—	2,518
Stock-based compensation expense	2,096	—	—	2,096
Unrealized gain on investments	—	31	—	31
Foreign currency translation adjustment	—	1	—	1
Net income	—	—	4,037	4,037

Total comprehensive income				4,069

Balances at June 30, 2007	85,501	(1,365)	2,868	87,004
Acquisition of 2,248,394 treasury shares, cumulative treasury shares of 7,200,224 and cost of $27,462 at June 30, 2008	(9,152)	—	—	(9,152)
Issuance of common stock pursuant to the exercise of stock options and restricted stock awards	425	—	—	425
Stock-based compensation expense	1,793	—	—	1,793
Adjustment to additional paid in capital related to tax effect of stock-based awards	28	—	—	28
Unrealized gain on investments	—	49	—	49
Foreign currency translation adjustment	—	119	—	119
Net income	—	—	3,010	3,010

Total comprehensive income				3,178

Balances at June 30, 2008	78,595	(1,197)	5,878	83,276
Acquisition of 1,862,752 treasury shares, cumulative treasury shares of 9,062,976 and cost of $35,001 at June 30, 2009	(7,613)	—	—	(7,613)
Issuance of common stock pursuant to the exercise of stock options and restricted stock awards	215	—	—	215
Stock-based compensation expense	1,665	—	—	1,665
Adjustment to additional paid in capital related to tax effect of stock-based awards and tax payments	(28)	—	—	(28)
Unrealized gain on investments	—	85	—	85
Foreign currency translation adjustment	—	81	—	81
Net income	—	—	5,311	5,311

Total comprehensive income				5,477

Balances at June 30, 2009	$72,834	$(1,031)	$11,189	$82,992

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2007	2008	2009
	(in thousands)
Cash from operations
Net income	$4,037	$3,010	$5,311
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,419	2,120	1,439
Write-off of purchased technology	1,072	147	—
Bad debt expense	135	84	305
Deferred income tax expense (benefit)	904	(211)	66
Stock-based compensation expense	2,096	1,793	1,665
Change in operating assets and liabilities:
Current assets	1,424	78	(2,649)
Accounts payable and accrued liabilities	(653)	538	323
Deferred revenue	418	305	62

Net cash provided by operations	11,852	7,864	6,522
Cash from investing activities
Purchase of property and equipment	(705)	(651)	(835)
Purchase of marketable securities	(15,048)	(41,843)	(31,659)
Proceeds from sale or maturity of marketable securities	12,665	44,919	18,121
(Increase) decrease in other assets and other	(33)	(33)	76

Net cash provided by (used in) investing activities	(3,121)	2,392	(14,297)
Cash from financing activities
Purchase of treasury stock	(10,840)	(9,152)	(7,613)
Proceeds from exercise of stock options and employee stock purchase plan	2,518	425	215

Net cash used in financing activities	(8,322)	(8,727)	(7,398)
Effect of exchange rate changes on cash and cash equivalents	17	98	12

Change in cash and cash equivalents	426	1,627	(15,161)
Cash and cash equivalents at beginning of year	31,137	31,563	33,190

Cash and cash equivalents at end of year	$31,563	$33,190	$18,029

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

1.	The Company

Pervasive Software Inc. (the “Company”) helps companies get the most out of their data investments through embeddable data management and agile integration software. The embeddable PSQL database engine allows organizations to successfully embrace new technologies while maintaining application compatibility and robust database reliability in a near-zero database administration environment. Pervasive’s agile, multi-purpose integration platform accelerates the sharing of information between multiple databases, applications, or hosted business systems and allows customers to re-use the same software for diverse integration scenarios. For more than two decades, Pervasive products have delivered value with a compelling combination of performance, flexibility, reliability and low total cost of ownership. In addition, significant portions of our database and integration flagship product lines are embeddable into commercial applications for sale through a well-developed channel of independent software vendors (ISVs), Software-as-a-Service (SaaS) vendors, value-added resellers (VARs) and system integrators.

The Company develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas and through additional offices in Greenville, South Carolina; Brussels; Frankfurt; Paris and London and a joint venture in Japan. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Revenue Recognition

The Company licenses its software through original equipment manufacturer (OEM) license agreements with software developers, or ISVs and through shrink-wrap software licenses, sold through ISVs, VARs, systems integrators and distributors, or direct to end users. Revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to the Company. Revenue from post contract support and the right to receive unspecified upgrades is recognized ratably over the contract term. The Company generally provides telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. The Company accrues the cost of providing this support. Revenue from consulting services and training is recognized when the related services are performed. The Company enters into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. The Company reserves for the cost of estimated sales returns, stock rotation and price protection rights as well as uncollectible accounts based on experience. Revenue from shipping and handling is recognized in product license revenue at the shipping date. Shipping and handling costs are included in Cost of product licenses in the Consolidated Statements of Income.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

The Company expenses costs of producing advertising-related and sales-related collateral materials as incurred. Other production costs associated with direct mail programs, placement costs associated with magazine or other printed media and all direct costs associated with trade shows and other sales-related events are expensed when the related direct mail is sent, advertising space is used or the event is held. These expenses in 2007, 2008 and 2009 were approximately $1.7 million, $1.7 million and $1.5 million, respectively.

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

The Company estimates its income taxes in each of the jurisdictions in which it operates as part of the process of preparing the consolidated financial statements. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. The Company then assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, it establishes a valuation allowance. The Company concluded that a valuation allowance was required for all periods presented prior to 2007. The Company considered future taxable income in assessing the need for the valuation allowance, and was able to determine that it would be able to realize a portion of deferred tax assets in

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the future in excess of its net recorded amount, resulting in an adjustment to the deferred tax asset valuation allowance. Additionally, the valuation allowance was reduced by Canada net operating loss carryforwards that expired prior to utilization and were previously offset by a valuation allowance.

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is frequently under audit by tax authorities in various jurisdictions. Prior to fiscal year 2008, accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies. Although the Company believes it has appropriate support for the positions taken on its tax returns, the Company has recorded a liability for its best estimate of the probable loss on certain of these positions. The Company believes that its accruals for tax liabilities are adequate for all open years, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from intercompany transfer pricing. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on its income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. Due to the complexity involved, the Company is not able to estimate the range of reasonably possible losses in excess of amounts recorded.

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

A reconciliation of the change in our unrecognized tax benefits for the year ended June 30, 2009 is as follows (in thousands):

Balance at July 1, 2007	$95
Additions based on tax positions taken during a prior period	38

Balance at June 30, 2008	133
Additions based on tax positions taken during a prior period	25

Balance at June 30, 2009	$158

As of June 30, 2009, $158,000 of unrecognized tax benefits are attributed to uncertain tax positions that, if recognized, would affect the effective tax rate. We accrue and recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2009, the balance of accrued interest and penalties related to unrecognized tax benefits was approximately $81,000. We do not believe that it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of June 30, 2009.

With few exceptions, the Company and all of its major filing subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal year 2005.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

1.	Level 1 Inputs—quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs—inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 2 assets consist of marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Examples of assets currently utilizing Level 2 inputs are U.S. agency securities, commercial paper and municipal bonds.

3.	Level 3 Inputs—Used to measure fair value assets and liabilities that little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Short-term investments consisted of the following (in thousands):

		June 30, 2008			June 30, 2009
	Fair Value Hierarchy	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal bonds and U.S. government agencies	Level 2	$11,726	$33	$11,759	$25,260	$121	$25,381

		$11,726	$33	$11,759	$25,260	$121	$25,381

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

Goodwill and Other Intangible Assets

The Company assesses whether goodwill and indefinite-lived intangibles are impaired on an annual basis and reviews for triggering events on an ongoing basis. Upon determining the existence of goodwill and/or indefinite-lived intangibles impairment, the Company measures that impairment based on the amount by which the book value of goodwill and/or indefinite-lived intangibles exceeds its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties in an orderly transaction between market participants. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstance that would indicate that, more likely than not, the book value of goodwill and/or indefinite-lived intangibles has been impaired.

Foreign Currency Transactions

For the Company’s foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in aggregate as a component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in other income and were not significant in 2007, 2008 or 2009.

Financial instruments, principally forward pricing contracts, are used by the Company from time to time in the management of its foreign currency exposures. The fair value associated with these forward pricing contracts at June 30, 2008 and 2009 is not significant. Gains and losses on foreign currency transaction hedges are recognized in income when realized and offset the foreign exchange gains and losses on the underlying transactions. The Company does not hold or issue derivative financial instruments for trading purposes.

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

In July 2001, we formed a business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support our products in Japan. In connection with the new business

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. We do not have the ability to significantly influence or control the operations of AG-TECH and therefore, account for our investment in AG-TECH on the cost method of accounting. AG-TECH Corporation is one of the Company’s distribution partners in Japan and accounted for approximately 11%, 13% and 10% of the Company’s revenue during the years ended June 30, 2007, 2008 and 2009 respectively. The AG-TECH distribution agreement has been renewed twice, most recently for an additional five-year term which expires on June 30, 2012.

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

Cash received from option exercises under all share-based payment arrangements for the years ended June 30, 2007, 2008 and 2009, was $2.5 million, $0.4 million and $0.2 million, respectively. The estimated tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements was approximately $0.3 million for the year ended June 30, 2007, $0.1 million for the year ended June 30, 2008 and nil for the year ended June 30, 2009.

Total compensation cost recognized in income for stock-based employee compensation awards was approximately $2.1 million, $1.8 million and $1.7 million for the fiscal years ending June 30, 2007, 2008 and 2009, respectively.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2007, 2008 and 2009, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following weighted average assumptions:

	Employee Stock Options
	2007	2008	2009
Risk free interest rate	4.58%	2.44%	1.95%
Volatility factor	.71	.46	.33
Weighted average expected life of options (in years)	4	4	4

The weighted average estimated grant date fair value, as defined by SFAS 123R, for options granted under the Company’s stock option plan during the years ended June 30, 2007, 2008 and 2009 was $2.14, $1.56 and $1.12 per share, respectively.

During fiscal year 2007, 2008 and 2009 the Company issued 195,000, 138,000 and 774,000 shares, respectively, of restricted stock with a weighted average fair value of $4.21, $4.10 and $3.79 per share, respectively. During fiscal year 2007, 2008 and 2009, the Company issued 5,000, 25,000 and 8,000 restricted stock units, respectively. The shares and units are being expensed over their expected lives of three to four years.

As of June 30, 2009, $1.6 million, $1.2 million, $0.6 million and $0.1 million of unrecognized compensation cost related to non-vested awards is expected to be recognized in fiscal years 2010, 2011, 2012 and 2013, respectively, with a weighted average period of approximately 3.1 years.

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

Subsequent Events

The Company evaluated its June 30, 2009 financial statements for subsequent events through September 8, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, other than the ChanneLinx acquisition described in Note 8.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on its consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the first quarter of fiscal year 2010 and will not have a material impact on the Company’s consolidated financial statements.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2009, the Financial Accounting Standards Board issued Statement 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted Statement 165 as of June 30, 2009, which was the required effective date. The Company evaluated its June 30, 2009 financial statements for subsequent events through September 8, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

3.	Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,
	2008	2009
Computer equipment and purchased software	$4,205	$4,208
Office equipment, furniture and fixtures	1,864	1,759
Leasehold improvements	1,408	1,408

	7,477	7,375
Less accumulated depreciation and amortization	(6,003)	(5,901)

	$1,474	$1,474

Depreciation expense was approximately $0.9 million, $0.8 million and $0.8 million for fiscal years ending June 30, 2007, 2008 and 2009, respectively.

4.	Income Taxes

The components of income before income taxes consist of the following (in thousands):

	Year ended June 30,
	2007	2008	2009
Domestic income	$4,337	$4,458	$7,034
Foreign income	132	(43)	371

Income before income taxes	$4,469	$4,415	$7,405

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of income tax expense (benefit) are as follows (in thousands):

	Year ended June 30,
	2007	2008	2009
Income tax provision (benefit):
Current
Federal	$—	$1,535	$1,843
State	55	50	71
Foreign	(527)	31	114

Total current	(472)	1,616	2,028

Deferred:
Federal	1,207	(120)	8
State	(303)	(91)	58
Foreign	—	—	—

Total deferred	904	(211)	66

	$432	$1,405	$2,094

The Company’s provision for income taxes differs from the expected provision computed by applying the statutory federal income tax rate of 34% to income from continuing operations before income taxes for 2007, 2008 and 2009 as a result of the following (in thousands):

	Year ended June 30
	2007	2008	2009
Computed at statutory rate of 34%	$1,519	$1,501	$2,518
State income taxes, net of federal benefit	175	39	45
Effect of foreign operations	41	84	(38)
Non-deductible stock-based compensation	228	230	153
Deemed foreign dividends	147	100	135
Change in valuation allowance associated with expected realization of deferred tax assets not previously benefited	(504)	(66)	40
Federal, foreign and state tax credits generated	(500)	(253)	(594)
Benefit of tax exempt interest income	—	(127)	(64)
Benefit of Section 199 deductions	(85)	(138)	(158)
Non-deductible charges	92	32	32
Increase (reduction) of uncertain tax positions	(613)	38	25
Other	(68)	(35)	—

	$432	$1,405	$2,094

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred income taxes at June 30, 2008 and 2009 are as follows (in thousands):

	June 30,
	2008	2009
Deferred tax assets:
Domestic tax credit carryforwards	$477	$469
Canadian net operating loss carryforwards	2,736	—
Accrued expenses and reserves	971	969
Depreciable assets	391	386
Stock-based compensation	722	529
Purchased technology, net	—	9

Total deferred tax assets	5,297	2,362

Deferred tax liabilities:
Prepaid expenses	(226)	(151)
Purchased technology, net	(96)	—

Total deferred tax liabilities	(322)	(151)
Valuation allowance for deferred tax assets	(2,921)	(224)

Net deferred tax assets	$2,054	$1,987

As of June 30, 2009, the Company expects that upon filing of its domestic tax return for fiscal year 2009 it will have state research and development credit carryforwards of approximately $0.5 million and a state temporary credit for business loss carryforwards of approximately $0.2 million. These carryforwards will begin to expire in fiscal 2021 and 2027, respectively, if not utilized.

The valuation allowance decreased by approximately $2.7 million during the year ended June 30, 2009, which substantially relates to the expiration of Canadian net operating loss carryovers not previously benefited. At June 30, 2009, the Company has a valuation allowance of $0.2 million, which is primarily related to the Texas research and development carryforwards and the determination that these assets will likely expire prior to utilization.

As of June 30, 2009 and 2008, the Company had a Federal income tax receivable of $0.3 million and a Federal income tax payable of $0.3 million, respectively.

5.	Employee Benefits

The Company’s employees are offered health coverage under a partially self-funded plan in which the Company purchases specific stop-loss insurance coverage at $50,000 per year, per employee. The Company has also purchased an aggregate stop-loss insurance coverage to limit its maximum annual exposure to claims funded. Based on the policy census at July 1, 2009, such maximum annual exposure for the policy year ending June 30, 2010 is approximately $2.1 million. The Company pays a fixed fee per covered individual for administrative costs of the administrator and the cost of the stop-loss insurance purchased on the Company’s behalf. The Company contributes 100% toward the cost to insure each employee and approximately 75% toward the cost to insure dependents for which coverage is requested by the employee. Expenses for the partially self-funded plan including premiums and claims funded for the years ended June 30, 2007, 2008 and 2009 were approximately $0.8 million, $1.1 million, and $1.3 million, respectively.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a 401(k) retirement plan which is available to all domestic, full-time employees. The Company’s expenses related to the plan were not significant in the years ended June 30, 2007, 2008 or 2009. In fiscal years 2007, 2008 and 2009, the Company funded a matching contribution of 10% of participant contributions made during calendar years 2006, 2007 and 2008 for all participants employed by the Company on December 31, 2006, 2007 and 2008. The amount expensed related to the match was approximately $79,000, $100,000 and $111,000 for the fiscal years ended June 30, 2007, 2008 and 2009, respectively.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2007, 2008 and 2009 the Company issued 195,000, 138,000 and 774,000 shares, respectively, of restricted stock with a weighted average fair value of $4.21, $3.83 and $3.79 per share, respectively.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Intrinsic Value
Outstanding and unvested as June 30, 2006	600,000	$4.23	2.59	$2,538,000
Granted	195,000	4.21	3.05	821,000
Vested	—	—	—	—
Forfeited	(200,000)	4.25	—	(850,000)

Outstanding and unvested as June 30, 2007	595,000	4.24	2.08	2,509,000
Granted	138,000	3.83	2.87	528,680
Vested	(12,500)	4.03	—	(50,375)
Forfeited	(10,000)	3.76	—	(37,600)

Outstanding and unvested as June 30, 2008	710,500	4.15	2.36	2,949,705
Granted	774,000	3.79	2.77	2,933,700
Vested	(425,000)	(4.25)	—	(1,807,250)
Forfeited	—	—	—	—

Outstanding and unvested as June 30, 2009	1,059,500	$3.85	2.03	$4,076,155

A summary of changes in common stock options during the year ended June 30, 2007, 2008 and 2009 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2006	3,796,725	$0.90—16.81	$4.62
Granted	375,500	3.72— 4.40	3.81
Exercised	(860,725)	0.90— 4.35	2.89
Surrendered	(794,312)	1.18—16.75	5.53

Options outstanding, June 30, 2007	2,517,188	1.06—16.81	4.81
Granted	249,000	3.76— 4.66	4.01
Exercised	(144,422)	1.18— 4.20	2.94
Surrendered	(216,725)	3.70—16.81	6.16

Options outstanding, June 30, 2008	2,405,041	1.06—16.81	4.72
Granted	268,500	3.60— 5.60	3.89
Exercised	(62,125)	1.18— 5.65	3.46
Surrendered	(160,625)	3.60—16.81	6.51

Options outstanding, June 30, 2009	2,450,791	$1.06—11.81	$4.54

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is additional information relating to options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life Of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 1.06 to $ 1.71	143,875	1.74	$1.38	143,875	$1.38
$ 2.31 to $ 4.00	1,188,491	6.29	3.73	764,178	3.74
$ 4.03 to $ 6.00	730,925	5.80	4.84	576,394	4.93
$ 6.90 to $ 9.88	344,000	4.38	7.19	344,000	7.19
$10.00 to $11.81	43,500	0.50	11.19	43,500	11.19

$ 1.06 to $11.81	2,450,791	5.50	$4.54	1,871,947	$4.73

The aggregate intrinsic value (the amount by which market price exceeds the option exercise price) for options as of June 30, 2009 is as follow:

Year Ended June 30, 2009 Aggregate Intrinsic Value (in 000s)
Options outstanding at end of year	$4,404
Options exercisable at end of year	$3,147

At June 30, 2009, 4,191,414 shares of common stock were reserved for future exercise of stock options and restricted stock awards. As part of the 2006 Plan, shareholders approved a share reserve of 5,396,725 for future exercise of stock options and restricted stock awards. The share reserve includes 4,396,725 shares that were subject to outstanding awards under the 1997 Plan (determined as of June 30, 2006) and which, if forfeited, cancelled or otherwise terminated are returned to the 2006 Plan share reserve and made available for subsequent issuance.

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from operations (in thousands, except per share data):

	Year ended June 30
	2007	2008	2009
Numerator:
Net income	$4,037	$3,010	$5,311

Denominator:
Denominator for basic earnings per share–weighted average shares	21,475	19,558	17,646
Effect of dilutive securities	269	393	785

Denominator for diluted earnings per share–adjusted weighted average shares and assumed conversion	21,744	19,951	18,431

Basic earnings per share	$0.19	$0.15	$0.30

Diluted earnings per share	$0.19	$0.15	$0.29

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2007, 2008 and 2009 approximately 1,534,000, 789,000 and 849,000 shares, respectively, were not included in the diluted earnings per share calculation since the shares are anti-dilutive.

8.	Goodwill and Other Intangible Assets

As of June 30, 2009, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company previously determined, in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, that it would assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as Purchased Technology on the balance sheet, amounted to $22,000 (net of accumulated amortization of $6.3 million) as of June 30, 2009. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004. During fiscal year 2007, the Company filed amended tax returns related to Data Junction that resulted in approximately $0.4 million of federal research and development and Alternative Minimum Tax Credit carryforwards. Since the credits relate to periods prior to the Company’s acquisition of Data Junction, the benefit of these credit carryforwards was used to reduce goodwill. The Company has determined no impairment of existing goodwill exists as of June 30, 2009.

The Company is amortizing the intangible assets on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the years ended June 30, 2007, 2008 and 2009 was approximately $1.5 million, $1.5 million and $0.6 million, respectively. During fiscal year 2007, the Company determined various purchased technologies were not likely to provide significant future economic benefit and therefore the remaining assets were written off in the amount of $1.1 million.

Purchased technology consists of the following (in thousands):

	June 30,
	2008	2009
Purchased technology	$6,527	$6,369
Accumulated amortization	(5,901)	(6,347)

	$626	$22

On July 31, 2009, the Company completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc. for total consideration of approximately $2.6 million in cash. Amortization expense for intangible assets is anticipated to be approximately $0.5 million for each of the years ended June 30, 2010 through June 30, 2014.

9.	Commitments and Contingencies

The Company leases its headquarters and international office space and, in some cases, is obligated for its proportionate share of utilities and other defined operating expenses of the related building. The Company has executed a $175,000 letter of credit as required under the headquarters office lease. Office rent expense, net of subtenant offsets, for the Company’s domestic and international offices for the years ended June 30, 2007, 2008 and 2009, was approximately $2.2 million, $1.8 million, and $1.8 million, respectively.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments, net of subtenant offsets, at June 30, 2009 under the operating leases for worldwide office space are as follows (in thousands):

	Future Minimum Lease Payments	Subtenant Offset to Future Minimum Lease Payments	Net Future Minimum Lease Payments
2010	1,476	285	1,191
2011	1,396	119	1,277
2012	465	—	465
Thereafter	—	—	—

	$3,337	$404	$2,933

The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the consolidated financial position and results of operations as of June 30, 2009.

10.	Segments of Business and Geographic Area Information

The Company is engaged in the design, development and marketing of data infrastructure software. The Company considers its business activities to constitute a single segment of business.

A summary of the Company’s operations by geographic area follows (in thousands):

	Year ended June 30,
	2007	2008	2009
Revenue:
North America	$25,847	$26,238	$30,685
Europe (majority originating from U.S.)	9,645	10,109	10,820
Japan	4,556	5,363	4,663
Rest of World (all originating from U.S.)	735	757	1,050

Total	$40,783	$42,467	$47,218

Operating income (loss) (A):
North America	(7,273)	(7,695)	(4,640)
Europe (inclusive of revenue originating from U.S.)	5,037	5,098	6,697
India	(111)	—	—
Japan	4,547	5,353	4,652

Total	$2,200	$2,756	$6,709

Identifiable assets:
North America	96,673	93,344	93,415
Europe	556	832	685
India	68	62	54
Japan	443	506	552

Total	$97,740	$94,744	$94,706

(A)	Operating income (loss) for Europe, India and Japan do not include any allocation of marketing, product development, technical support and administrative costs incurred in the United States.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Statements of Cash Flows

The changes in current assets from operations reflected in the consolidated statements of cash flows are comprised of the following (in thousands):

	Year ended June 30,
	2007	2008	2009
Trade accounts receivable	$1,710	$(104)	$(2,663)
Prepaid expenses and other current assets	(286)	182	14

	$1,424	$78	$(2,649)

The changes in accounts payable and accrued liabilities from operations reflected in the consolidated statements of cash flows are comprised of the following (in thousands):

	Year ended June 30,
	2007	2008	2009
Trade accounts payable	$(386)	—	$667
Accrued payroll and payroll related costs	73	515	256
Deferred rent and lease related accruals	(3)	(172)	(325)
Other accrued expenses	(337)	195	(275)

	$(653)	$538	$323

Supplemental disclosures:
Income taxes paid (refunds received) during the year:
Domestic	$(581)	$1,439	$2,437

Foreign	$85	$85	$89