Form 10-Q
period 2009-09-30
PERVASIVE SOFTWARE INC
filed 2009-11-09
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-23043

PERVASIVE SOFTWARE INC.

(Exact name of registrant as specified in its charter)

DELAWARE	74-2693793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12365 Riata Trace Parkway, Bldg. B

Austin, Texas 78727

(Address of principal executive offices) (Zip code)

(512) 231-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☑

Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

As of November 4, 2009, there were 17,742,824 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2009	June 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,388	$18,029
Marketable securities	30,056	25,381
Trade accounts receivable, net	9,362	7,852
Deferred income taxes	769	818
Prepaid expenses and other current assets	1,010	1,227

Total current assets	51,585	53,307
Property and equipment, net	1,447	1,474
Purchased intangibles, net	2,536	22
Goodwill	38,508	38,508
Deferred income taxes	1,442	1,169
Other assets	217	226

Total assets	$95,735	$94,706

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$649	$1,008
Accrued payroll and payroll related costs	2,582	2,020
Deferred rent and lease related accruals	829	928
Other accrued expenses	1,635	1,416
Deferred revenues	6,694	6,342

Total current liabilities	12,389	11,714

Stockholders’ equity
Common stock	73,230	72,834
Retained earnings	10,116	10,158

Total stockholders’ equity	83,346	82,992

Total liabilities and stockholders’ equity	$95,735	$94,706

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2009	2008
Revenues:
Product licenses	$8,335	$8,154
Service and other	3,865	3,733

Total revenue	12,200	11,887

Costs and expenses:
Cost of product license revenues	249	491
Cost of service and other revenues	1,173	1,112
Sales and marketing	4,702	4,550
Research and development	2,944	2,535
General and administrative	1,393	1,470

Total costs and expenses	10,461	10,158

Operating income	1,739	1,729

Interest and other income, net	102	210
Income tax provision	(578)	(656)

Net income	$1,263	$1,283

Basic earnings per share	$0.07	$0.07

Diluted earnings per share	$0.07	$0.07

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended September 30,
	2009	2008
Cash from operations
Net income	$1,263	$1,283
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	293	531
Stock-based compensation expense	436	399
Deferred income tax expense (benefit)	(223)	(397)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,515)	(701)
Prepaid expenses and other current assets	(161)	187
Accounts payable and accrued liabilities	703	1,181
Deferred revenue	283	237

Net cash provided by operations	1,079	2,720

Cash from investing activities
Purchases of property and equipment	(87)	(245)
Sales and purchases of marketable securities, net	(4,744)	(1,166)
Business acquisition	(2,611)	—
Decrease in other assets	9	40

Net cash used in investing activities	(7,433)	(1,371)

Cash from financing activities
Proceeds from exercise of stock options	16	24
Purchase of treasury stock	(1,319)	(606)

Net cash used in financing activities	(1,303)	(582)

Effect of exchange rate on cash and cash equivalents	16	(46)

Increase in cash and cash equivalents	(7,641)	721
Cash and cash equivalents of beginning of period	18,029	33,190

Cash and cash equivalents at end of period	$10,388	$33,911

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1. General and Basis of Financial Statements

The condensed balance sheet as of June 30, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2009, which are contained in the Company’s Annual Report filed on Form 10-K on September 8, 2009 (File No. 000-23043). The results of operations for the three month periods ended September 30, 2009 and 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

On July 31, 2009, we completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc. for total consideration of approximately $2.6 million in cash. The ChanneLinx business generated approximately $2.0 million (unaudited) in revenue over the twelve months ended June 30, 2009 and includes 16 dedicated software professionals. The former ChanneLinx team will operate as Pervasive Business Xchange (see Note 7).

The Company evaluated its September 30, 2009 financial statements for subsequent events through November 9, 2009, the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,
	2009	2008
Numerator:
Net income	$1,263	$1,283

Denominator:
Denominator for basic earnings per share – weighted average shares	16,892	18,296
Effect of dilutive securities	835	646

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	17,727	18,942

Basic earnings per share	$0.07	$0.07

Diluted earnings per share	$0.07	$0.07

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investment securities with an original maturity of three months or less at the date of purchase to be cash equivalents.

Marketable securities are classified as “available for sale”, excluding cash equivalents as described above, and are recorded at estimated fair value with any unrealized gains or losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for the periods presented.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

1.	Level 1 Inputs – quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 2 assets consist of marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Examples of assets currently utilizing Level 2 inputs are U.S. agency securities, commercial paper and municipal bonds.

3.	Level 3 Inputs – Used to measure the fair value of assets and liabilities for which little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Marketable securities consisted of the following (in thousands):

	Fair Value Hierarchy	September 30, 2009			June 30, 2009
		Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Municipal bonds and U.S. government agencies	Level 2	$30,005	$51	$30,056	$25,260	$121	$25,381

		$30,005	$51	$30,056	$25,260	$121	$25,381

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended September 30,
	2009	2008
Net income	$1,263	$1,283

Foreign currency translation adjustments	28	(18)

Unrealized gain (loss) on investments	(69)	(42)

Comprehensive income	$1,222	$1,223

5. Stock Compensation

The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures.

The fair value of each award granted from our stock option plan during the three months ended September 30, 2009 and 2008 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three months ended September 30,
	2009	2008
Expected volatility (based on historical data)	31.5%	43.1%

Expected life in years	4	4

Risk-free interest rate	1.36%	2.09%

Fair value per award	$1.38	$1.56

As of September 30, 2009, $3.3 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.9 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. Common Stock and Stock Options

The vesting period for restricted stock is generally a three year period. Stock will remain restricted until the full vesting period has expired. A summary of changes in restricted stock awards during the year ended June 30, 2009 and the three month period ended September 30, 2009 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Intrinsic Value
Outstanding and unvested at June 30, 2008	710,500	$4.15	2.36	$2,949,705
Granted	774,000	3.79	2.77	2,933,700
Vested	(425,000)	4.25	—	(1,807,250)
Forfeited	—	—	—	—

Outstanding and unvested at June 30, 2009	1,059,500	3.85	2.03	4,076,155
Granted	45,000	5.14	2.91	231,300
Vested	—	—	—	—
Forfeited	(60,000)	3.80	—	(228,000)

Outstanding and unvested at September 30, 2009	1,044,500	$3.95	2.03	$4,079,455

The vesting period for stock options is generally a four-year period. Options are generally exercisable by the holder only for the vested portion of each grant. A summary of changes in common stock options during the year ended June 30, 2009 and the three month period ended September 30, 2009 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2008	2,405,041	$1.06 – 16.81	$4.72
Granted	268,500	$3.60 – 5.60	$3.89
Exercised	(62,125)	$1.18 – 5.65	$3.46
Surrendered	(160,625)	$3.60 – 16.81	$6.51

Options outstanding, June 30, 2009	2,450,791	$1.06 – 11.81	$4.54
Granted	75,500	$5.14 – 5.14	$5.14
Exercised	(4,578)	$1.40 – 3.72	$3.46
Surrendered	(28,125)	$3.60 – 7.11	$4.52

Options outstanding, September 30, 2009	2,493,588	$1.06 – 11.81	$4.56

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is additional information relating to outstanding options:

	Options Outstanding		Options Exercisable
Range of Exercise Price	September 30, 2009	June 30, 2009	September 30, 2009
$ 1.06 to $ 1.71	143,375	143,875	143,375
$ 2.31 to $ 4.00	1,166,913	1,188,491	759,787
$ 4.03 to $ 6.00	798,300	730,925	581,238
$ 6.90 to $ 9.88	341,500	344,000	341,500
$10.00 to $11.81	43,500	43,500	43,500

$ 1.06 to $11.81	2,493,588	2,450,791	1,869,400

7. Goodwill and Other Intangible Assets

As of September 30, 2009, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company evaluates intangible assets for potential impairment annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as purchased intangibles on the balance sheet, amounted to $2.5 million (net of accumulated amortization of $6.4 million) as of September 30, 2009. These intangible assets consist of purchased technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 and the $2.6 million acquisition of ChanneLinx’ assets, which includes purchased technology and customer relationships, on July 31, 2009.

On July 31, 2009, the Company completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc., a Web-based electronic data interchange (Web DI) technology company, for total consideration of approximately $2.6 million in cash. The ChanneLinx business generated approximately $2.0 million (unaudited) in revenue over the twelve months ended June 30, 2009, includes 16 dedicated software professionals and now operates as Pervasive Business Xchange. The acquisition is complementary to the Company’s other products and operations. The Company has allocated the purchase price to the fair value of the assets acquired. The excess purchase price over the fair value of tangible assets has been allocated to purchased technology of $2.1 million and customer relationships of $0.5 million. Proforma results of operations have not been presented as the effect of the acquisition was not material to the condensed consolidated results of operations.

The Company amortizes intangible assets with definite useful lives on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three months ended September 30, 2009 was $89,000. Amortization expense for intangible assets is anticipated to be approximately $0.5 million for the year ended June 30, 2010.

8. Recently Issued Accounting Standards

In December 2007, the FASB issued guidance on Business Combinations, which was incorporated into ASC 805 (formerly Statement No. 141(R), that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This guidance was adopted by the Company on July 1, 2009 and will apply prospectively to business combinations completed on or after that date, which includes the ChanneLinx acquisition discussed in Note 7.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In December 2007, the FASB issued guidance on Non-controlling Interests in Consolidated Financial Statements, which was incorporated into ASC 810-10-65-1 (formerly Statement No. 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. This guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This guidance was adopted by the Company on July 1, 2009 and did not have a significant impact on its consolidated financial statements.

In April 2008, the FASB issued guidance on Determination of the Useful Life of Intangible Assets, which was incorporated into ASC 350-30-65-1 (formerly FSP FAS 142-3), that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was adopted by the Company on July 1, 2009 and did not have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued guidance on Recognition and Presentation of Other-Than-Temporary Impairments, which was incorporated into ASC 320-10-65-1 (formerly FSP-FAS 115-2 and FAS 124-2), to make the guidance on other-than-temporary impairments of debt securities more operational and improve the financial statement disclosures related to other-than-temporary impairments for debt and equity securities. This guidance clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than temporarily impaired. This guidance was adopted by the Company on July 1, 2009 and did not have a significant impact on its consolidated financial statements.

In June 2009, the FASB issued ASU 2009-01, Topic 105 – Generally Accepted Accounting Principles (formerly SFAS No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. ASU 2009-01 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. ASU 2009-01 was adopted by the Company on July 1, 2009 and did not have a significant impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force to amend certain guidance in FASB Accounting Standards CodificationTM (ASC) 605, Revenue Recognition, 25, “Multiple-Element Arrangements”. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price.

The FASB also issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the scope of arrangements under ASC 985, Software, 605, “Revenue Recognition” to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality.

The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 985-605, concurrently with the amended guidance in ASC 605-25, beginning on January 1, 2010. The Company is in the process of evaluating the impact the amendments to ASC 605-25 and ASC 985-605 will have on its consolidated financial statements.

PERVASIVE SOFTWARE INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology. These forward-looking statements involve risks and uncertainties. See “Risk Factors” in Part II, Item 1A of this Report on Form 10-Q for a more detailed discussion of these risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any forward-looking statements after the date of this filing on Form 10-Q to conform these statements to actual results, except as required by law.

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

Our solid results in both of our core product lines allow us to continue to fund our commitment to innovation. We intend to continue to invest in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers. Our innovation efforts in fiscal year 2008 and 2009 have resulted in the introduction and further development of two new product and service offerings:

•	Pervasive DataSolutions—subscription-based integration as a service delivered on-premises or as a multi-tenant service hosted by Pervasive and potentially by our ISV customers, and

•

Pervasive DataRush—our high-performance software platform for data-intensive processing analytics, designed to capture the parallel processing capabilities of multi-core technologies, which was made generally available in March 2009.

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

On July 31, 2009, we completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc., a Web-based electronic data interchange (Web DI) technology company, for total consideration of approximately $2.6 million in cash. The ChanneLinx business generated approximately $2.0 million (unaudited) in revenue over the twelve months ended June 30, 2009, includes 16 dedicated software professionals and now operates as Pervasive Business Xchange. The acquisition is complementary to the Company’s other products and operations.

We develop, market, sell and support our offerings worldwide through our principal office in Austin, Texas and our Greenville, South Carolina office and through international offices in Brussels, Frankfurt, Paris and London and a joint venture in Japan.

Our Operating Results

Our comparative results for the quarter ended September 30, 2009:

•

Revenue was $12.2 million, an increase of 3% compared to $11.9 million for the first quarter of last fiscal year. The company closed one relatively large transaction with a database customer representing approximately $2.4 million in revenue during the quarter ended September 30, 2009.

•	Net income was $1.3 million, or $0.07 diluted earnings per share, compared to net income of $1.3 million, or $0.07 diluted earnings per share, for the first quarter of last fiscal year.

•	Operating income, a financial measure before interest income and taxes, was $1.7 million compared to operating income of $1.7 million in the first quarter of last fiscal year.

•

We continued to generate positive cash flow from operations with $1.2 and $2.7 million in the quarter ending September 30, 2009 and 2008, respectively. We ended the first quarter of fiscal year 2010 with $40.4 million in cash and marketable securities.

•

We acquired approximately 258,000 shares of our common stock, at a cost of approximately $1.3 million in the quarter ending September 30, 2009. Issued and outstanding shares of common stock as of September 30, 2009 totaled approximately 17.9 million.

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

At the same time, we believe that the software markets as a whole are going through rapid change. The emergence of cloud-based infrastructure and applications is testament to the increasing demand for the scalability and rapid deployment provided by the SaaS delivery model. In this environment, having a “value” orientation—delivering flexibility and performance with the lowest total cost of ownership (TCO)—becomes increasingly critical. We believe infrastructure software will be a key ingredient for all businesses as they seek to integrate and streamline their back-end systems and eliminate delays in the management and execution of critical processes. Infrastructure software includes, among other things, application development tools, integration tools and solutions, business intelligence, database, and security solutions.

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

•

continuing the investment in new product and service innovation, including the further advancement of our innovation initiatives from fiscal 2009: Pervasive DataSolutions (to take advantage of market trends in Integration-as-a-Service and other on demand data solutions) and Pervasive DataRush (to serve revolutionary next-generation analytics by capturing the parallel processing capabilities of proliferating multi-core technologies);

•	growing the Pervasive Business Xchange Web-based electronic data interchange business and customer base; and

•	generating profitable results and positive cash flows, while we look for opportunities to reduce our issued and outstanding shares, putting to work our approved share repurchase program.

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

Revenue Recognition – We license our software through OEM license agreements with software developers, or ISVs and through shrink-wrap software licenses, sold through ISVs, VARs, systems integrators and distributors, or direct to end users. Revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are generally recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to us. Revenue from post contract support and the right to receive unspecified upgrades is recognized ratably over the contract term. We generally provide telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. We accrue the cost of providing this support. Revenue from consulting services and training is recognized when the related services are performed. We enter into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return product in a non-cash exchange for other products or for credits against future purchases. Revenue from shipping and handling is recognized at the shipping date. Shipping and handling costs are included in costs of product license revenues in our Consolidated Statements of Income.

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

Goodwill and Other Intangible Assets – We assess whether goodwill is impaired on an annual basis and review for triggering events on an ongoing basis. Upon determining the existence of goodwill and/or indefinite-lived intangibles impairment, we measure impairment based on the amount by which the book value of goodwill and/or indefinite-lived intangibles exceeds its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties in an orderly transaction between market participants. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstance that would indicate that, more likely than not, the book value of goodwill and/or indefinite-lived intangibles has been impaired.

Stock-Based Compensation Expense –We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our share-based awards rather than implied volatility, while the expected life was estimated to be four years based on historical trends since our initial public offering. Further, we estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. Accordingly, our estimate of fair value may not represent the value assigned by a third-party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially impacts our results of operations, it has no impact on our cash position.

Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. At September 30, 2009 and June 30, 2009, our valuation allowance was $0.2 million and $0.2 million, respectively. The valuation allowance remaining at September 30, 2009 relates entirely to estimated expiration of state tax credit carryforwards prior to utilization.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Income:

	Three months ended September 30,
	2009	2008
Revenues:
Product licenses	68%	69%
Services and other	32	31

Total revenue	100	100

Costs and expenses:
Cost of product license revenues	2	4
Cost of service and other expenses	10	9
Sales and marketing	39	39
Research and development	24	21
General and administrative	11	12

Total costs and expenses	86	85

Operating income	14	15
Interest and other income, net	1	2
Income tax provision	(5)	(6)

Net income	10%	11%

Revenues

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal year 2009 relative to fiscal year 2008. We believe the increase in fiscal year 2009 was primarily due to a number of relatively large transactions with database customers and an increase in our professional services revenue. Our embedded database and related products represented approximately two-thirds of our revenue in fiscal year 2009 and year to date in fiscal year 2010. Our integration products represented approximately one-third of our revenue in fiscal year 2009 and year to date in fiscal year 2010. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $12.2 million in the three months ended September 30, 2009, an increase of 3% over the $11.9 million reported for the comparable period in the prior fiscal year. Our product license revenues were $8.3 million and $8.2 million in the three months ended September 30, 2009 and 2008, respectively. Our license revenues in the September quarter were aided in part by one relatively large transaction representing approximately $2.4 million in revenue. Our service and other revenues were $3.9 million in the three months ended September 30, 2009, an increase of 4% over the $3.7 million for the comparable period in the prior fiscal year. Our service and other revenues benefited from the inclusion of Business Xchange revenue of approximately $0.3 million in the first quarter of fiscal year 2010 following the acquisition of ChanneLinx assets on July 31, 2009.

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

International revenues, consisting of all revenues from customers located outside of North America, were $3.2 million and $4.5 million in the three months ended September 30, 2009 and 2008, representing 27% and 37% of total revenues, respectively. We expect international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization and write-offs of purchased technology. Cost of product license revenues was $0.2 million and $0.5 million in the three months ended September 30, 2009 and 2008, representing 2% and 4% of total revenues, respectively. The decrease in cost of product license revenues is primarily the result of the completion during the second quarter of fiscal year 2009 of the amortization of purchased technology associated with the acquisition of Data Junction. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the quarter ended September 30, 2009.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.2 million and $1.1 million in the three months ended September 30, 2009 and 2008, representing 10% and 9% of total revenues, respectively. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended September 30, 2009.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expense, marketing programs and promotional expense, and travel and entertainment. Sales and marketing expenses were $4.7 million and $4.6 million in the three months ended September 30, 2009 and 2008, representing 39% and 39% of total revenues, respectively. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended September 30, 2009.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.9 million and $2.5 million in the three months ended September 30, 2009 and 2008, representing 24% and 21% of total revenues, respectively. The increase in research and development expense is primarily due to an increase in costs related to research and development personnel following the acquisition of Channelinx assets in July 2009. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended September 30, 2009.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.4 million and $1.5 million in the three months ended September 30, 2009 and 2008, representing 11% and 12% of total revenues, respectively. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended September 30, 2009.

Share-based compensation expense. Share-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options accounted for under SFAS 123(R). Share-based compensation expense is included in costs and expenses as follows:

	Three months ended September 30,
	2009	2008
Cost of service and other revenues	$12	$10
Sales and marketing	128	88
Research and development	55	41
General and administrative	241	260

Total	$436	$399

We anticipate our share-based compensation expense in the near term will be consistent with the expense in the quarter ending September 30, 2009.

Provision for Income Taxes. Provision for income taxes was approximately $0.6 million and $0.7 million in the three months ended September 30, 2009 and 2008, respectively. The Company’s estimated annual effective tax rate and associated provision for income taxes for the three months ended September 30, 2009 is based on an estimate of consolidated earnings before income taxes for fiscal 2010. The estimated annual effective tax rate is impacted primarily by estimates of non-deductible expenses, deductions related to domestic production activities and tax exempt income, the effects of state and foreign operations, and credits generated.

Liquidity and Capital Resources

Cash provided by operations was $1.1 million and $2.7 million for the three months ended September 30, 2009 and 2008, respectively. Cash provided by operations for the three months ended September 30, 2009 resulted primarily from income from operations as adjusted for non-cash items and an increase in accounts payable and accrued liabilities, offset by an increase in trade accounts receivable. Cash provided by operations for the three months ended September 30, 2008 resulted primarily from income from operations as adjusted for non-cash items and an increase in accounts payable and accrued liabilities, offset by an increase in trade accounts receivable.

On July 31, 2009, we completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc. for total consideration of approximately $2.6 million in cash. The ChanneLinx business generated approximately $2.0 million (unaudited) in revenue over the twelve months ended June 30, 2009 and includes 16 dedicated software professionals. The former ChanneLinx team will operate as Pervasive Business Xchange.

During the quarters ended September 30, 2009 and 2008, we invested $4.7 million and $1.2 million, net, respectively, in marketable securities, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $0.1 million and $0.2 million in the three months ended September 30, 2009 and 2008, respectively. This property consisted primarily of computer hardware and software. We expect our capital expenditures in the near term will be consistent with recent quarterly expenditures.

In March 2009, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on March 26, 2009. During the three months ended September 30, 2009, we repurchased 258,357 shares of common stock at a cost of approximately $1.3 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During the three months ended September 30, 2009 and 2008, we received approximately $16,000 and $24,000, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 5,000 and 7,000 for the three-month periods ended September 30, 2009 and 2008, respectively.

On September 30, 2009, we had $39.2 million in working capital, including $40.4 million in cash, cash equivalents and marketable securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2009, the result would have been a decrease in revenue and operating income of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2009, the result would have been a decrease in operating income of approximately $0.5 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of all currencies was not material for the three months ended September 30, 2009. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer and chief financial officer, disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

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

Seasonality May Contribute to Fluctuations in Our Quarterly Operating Results

Our business has, on occasion, experienced seasonal customer buying patterns. In past years, we have generally experienced relatively weaker demand in the quarter ending September 30. Demand for our products in Europe and Japan will generally decline in the summer months because of reduced corporate buying patterns during the vacation season. We believe that this pattern may occur in the future and may contribute to fluctuations in our quarterly operating results.

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

Our Performance Depends on Market Acceptance of Pervasive PSQL and Our Integration Products

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

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal year 2009 relative to fiscal year 2008 and increased in fiscal year 2008 relative to fiscal year 2007. We believe the increase in fiscal year 2009 was primarily due to a number of relatively large transactions with database customers and an increase in our professional services related to our integration business. The increase in fiscal year 2008 was due to the release of our latest version of Pervasive PSQL version 10. Our embedded database and related products represented approximately 67% of our revenue in fiscal year 2009. In addition, we believe the integration products we acquired in fiscal year 2004 as a result of our acquisition of Data Junction Corporation represent a growth opportunity as we invest in opportunities presented by the acquired business and related innovative initiatives. Our integration products represented approximately 33% of our revenue in fiscal year 2009. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account for a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the fiscal year ended June 30, 2009, one distributor (our joint venture partner in Japan, AG-TECH Corporation) accounted for an aggregate of approximately 10% of our revenues, as compared to 13% in the fiscal year ended June 30, 2008. Additionally, sales related to accounting software applications has, at various times, represented as much as 20% of our revenues. Furthermore, there is currently consolidation taking place among our ISVs that could narrow the number of customers who sell our products. For example, one of our ISVs, The Sage Group plc, has acquired Timberline Software Corporation, Softline Limited, ACCPAC International Inc., Sage Sesame and TAS Software, five of our ISVs. The Sage Group family of companies has, at various times, represented approximately 10% of our revenues. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

We Depend on Our Indirect Sales Channel

Our failure to grow our indirect sales channel or the loss of a significant number of members of our indirect channel partners would have a material adverse effect on our business, financial condition and operating results. We derive a substantial portion of our revenues from indirect sales through a channel consisting of ISVs, VARs, SIs, consultants and distributors. Our sales channel could be adversely affected by a number of factors, many of which are outside of our control, including:

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

We expect that Microsoft’s commitment to and presence in the data management products market will continue to assert competitive pressure. We believe that Microsoft will continue to incorporate SQL Server database technology into its operating system software and certain of its server software offerings, possibly at no additional cost to its users. Microsoft currently licenses a royalty-free limited version of its SQL Server database technology. We believe that Microsoft will also continue to enhance its SQL Server database technology and that Microsoft will continue to invest in various sales and marketing programs involving certain of our channel partners.

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

We believe we must maintain a working relationship with Microsoft to achieve success. Many of our customers use Microsoft-based operating platforms. Thus, it is critical to our success that our products be closely integrated with Microsoft technologies. Notwithstanding our historical and current support of Microsoft platforms, Microsoft may in the future promote technologies and standards more directly competitive with or not compatible with our technology.

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

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the fiscal quarter ended September 30, 2009, we derived 27% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

During the fourteen fiscal quarters ending September 30, 2009, the Company has acquired approximately 7.7 million shares of its common stock on the open market at a total cost of approximately $31.4 million, or approximately $4.09 price per share. The Company’s Board of Directors approved the most recent stock repurchase plan effective March 26, 2009, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million, of which approximately $7.6 million remains available as of the quarter ended September 30, 2009. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 to July 31, 2009	45,956	$5.30	8,941,269	$8,659,000
August 1, 2009 to August 31, 2009	144,467	$5.10	9,085,736	$7,918,000
September 1, 2009 to September 30, 2009	67,934	$4.87	9,153,670	$7,585,000

Total	258,357

In March 2009, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on March 26, 2009. During the three months ended September 30, 2009, we repurchased 258,357 shares of common stock at a cost of approximately $1.3 million under the stock repurchase plan approved in March 2009. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

(a) Exhibits under Item 601 of Regulation S-K

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2++++	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.11++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
++++	Incorporated by reference to the Company’s Report on Form 10-Q filed February 5, 2007.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2009		PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized
Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2++++	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.11++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.

***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
++++	Incorporated by reference to the Company’s Report on Form 10-Q filed February 5, 2007.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.