Form 10-Q
period 2009-12-31
PERVASIVE SOFTWARE INC
filed 2010-02-02
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☑

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

As of February 1, 2010 there were 17,675,345 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2009	June 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,234	$18,029
Marketable securities	32,473	25,381
Trade accounts receivable, net	7,559	7,852
Deferred income tax assets	699	818
Prepaid expenses and other current assets	1,142	1,227

Total current assets	51,107	53,307
Property and equipment, net	1,324	1,474
Purchased intangibles, net	2,404	22
Goodwill	38,508	38,508
Deferred income tax assets	1,474	1,169
Other assets	205	226

Total assets	$95,022	$94,706

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$619	$1,008
Accrued payroll and payroll related costs	2,369	2,020
Deferred rent and lease related accruals	731	928
Other accrued expenses	554	1,416
Deferred revenues	6,876	6,342

Total current liabilities	11,149	11,714

Stockholders’ equity:
Common stock	71,584	72,834
Retained earnings	12,289	10,158

Total stockholders’ equity	83,873	82,992

Total liabilities and stockholders’ equity	$95,022	$94,706

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Revenues:
Product licenses	$7,393	$7,163	$15,728	$15,317
Service and other	4,215	4,026	8,080	7,759

Total revenue	11,608	11,189	23,808	23,076

Costs and expenses:
Cost of product license revenues	308	427	557	918
Cost of service and other revenues	1,209	1,277	2,382	2,389
Sales and marketing	4,574	4,556	9,276	9,106
Research and development	2,974	2,571	5,918	5,106
General and administrative	1,162	1,221	2,555	2,691

Total costs and expenses	10,227	10,052	20,688	20,210

Operating income	1,381	1,137	3,120	2,866

Interest and other income, net	47	175	149	385
Income tax provision	(450)	(153)	(1,028)	(809)

Net income	$978	$1,159	$2,241	$2,442

Basic earnings per share	$0.06	$0.07	$0.13	$0.14

Diluted earnings per share	$0.06	$0.06	$0.13	$0.13

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended December 31,
	2009	2008
Cash from operations
Net income	$2,241	$2,442
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	630	961
Stock-based compensation expense	870	774
Deferred income tax benefit	(186)	(462)
Changes in current operating assets and liabilities:
Trade accounts receivable	286	61
Prepaid expenses and other current assets	101	(116)
Accounts payable and accrued liabilities	(1,118)	(56)
Deferred revenue	464	202

Net cash provided by operations	3,288	3,806

Cash from investing activities
Purchases of property and equipment	(170)	(477)
Sales and purchases of marketable securities, net	(7,193)	(17,736)
Business acquisition	(2,611)	—
Decrease in other assets	20	55

Net cash used in investing activities	(9,954)	(18,158)

Cash from financing activities
Proceeds from exercise of stock options	191	24
Purchase of treasury stock	(2,317)	(3,695)

Net cash used in financing activities	(2,126)	(3,671)

Effect of exchange rate on cash and cash equivalents	(3)	(2)

Decrease in cash and cash equivalents	(8,795)	(18,025)
Cash and cash equivalents at beginning of period	18,029	33,190

Cash and cash equivalents at end of period	$9,234	$15,165

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2009, which are contained in the Company’s Annual Report filed on Form 10-K on September 8, 2009 (File No. 000-23043). The results of operations for the three and six month periods ended December 31, 2009 and 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

The Company evaluated its December 31, 2009 financial statements for subsequent events through February 2, 2010, the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Numerator:
Net income	$978	$1,159	$2,241	$2,442

Denominator:
Denominator for basic earnings per share – weighted average shares	16,693	17,759	16,793	18,028
Effect of dilutive securities	840	678	861	604

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	17,533	18,437	17,654	18,632

Basic earnings per share	$0.06	$0.07	$0.13	$0.14

Diluted earnings per share	$0.06	$0.06	$0.13	$0.13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

1.	Level 1 Inputs – quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 2 assets consist of marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Examples of assets currently utilizing Level 2 inputs are U.S. agency securities, commercial paper and municipal bonds.

3.	Level 3 Inputs – Used to measure the fair value of assets and liabilities for which little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Marketable securities consisted of the following (in thousands):

	Fair Value Hierarchy	December 31, 2009			June 30, 2009
		Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Municipal bonds and U.S. government agencies	Level 2	$32,452	$21	$32,473	$25,260	$121	$25,381

		$32,452	$21	$32,473	$25,260	$121	$25,381

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net Income	$978	$1,159	$2,241	$2,442

Foreign currency translation adjustments	(38)	139	(10)	121

Unrealized gain (loss) on investments	(32)	262	(101)	220

Comprehensive income	$908	$1,560	$2,130	$2,783

5. Stock Compensation

Stock-based compensation expense is computed using the fair value of stock-based awards measured at the grant date, recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The grant date fair value of stock option awards is estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Expected volatility (based on historical data)	30.9%	35.3%	31.4%	38.1%

Expected life in years	4	4	4	4

Risk-free interest rate	1.75%	2.32%	1.43%	2.24%

Fair value per award	$1.29	$1.22	$1.36	$1.34

As of December 31, 2009, $3.1 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.0 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. Common Stock and Stock Options

The vesting period for restricted stock is generally a three year period. Stock will remain restricted until the full vesting period has expired. A summary of changes in restricted stock awards during the year ended June 30, 2009 and the six month period ended December 31, 2009 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Intrinsic Value
Outstanding and unvested at June 30, 2008	710,500	$4.15	2.36	$2,949,705
Granted	774,000	3.79	2.77	2,933,700
Vested	(425,000)	4.25	—	(1,807,250)
Forfeited	—	—	—	—

Outstanding and unvested at June 30, 2009	1,059,500	3.85	2.03	4,076,155
Granted	95,000	4.96	3.32	470,800
Vested	(25,000)	4.25	—	(106,250)
Forfeited	(60,000)	3.80	—	(228,000)

Outstanding and unvested at December 31, 2009	1,069,500	$3.94	1.92	$4,212,705

The vesting period for stock options is generally a four-year period. Options are generally exercisable by the holder only for the vested portion of each grant. A summary of changes in common stock options during the year ended June 30, 2009 and the six month period ended December 31, 2009 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2008	2,405,041	$1.06 – 16.81	$4.72
Granted	268,500	$3.60 – 5.60	$3.89
Exercised	(62,125)	$1.18 – 5.65	$3.46
Surrendered	(160,625)	$3.60 – 16.81	$6.51

Options outstanding, June 30, 2009	2,450,791	$1.06 – 11.81	$4.54
Granted	91,000	$4.79 – 5.14	$5.08
Exercised	(93,275)	$1.40 – 4.55	$2.04
Surrendered	(59,750)	$3.60 – 10.00	$6.15

Options outstanding, December 31, 2009	2,388,766	$1.06 – 11.81	$4.76

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is additional information relating to outstanding options:

	Options Outstanding		Options Exercisable
Range of Exercise Price	December 31, 2009	June 30, 2009	December 31, 2009
$ 1.06 to $ 1.71	81,725	143,875	81,725
$ 2.31 to $ 4.00	1,134,491	1,188,491	790,678
$ 4.03 to $ 6.00	806,550	730,925	626,956
$ 6.90 to $ 8.37	337,500	344,000	337,500
$10.00 to $11.81	28,500	43,500	28,500

$ 1.06 to $11.81	2,388,766	2,450,791	1,865,359

7. Goodwill and Other Intangible Assets

As of December 31, 2009, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company evaluates intangible assets for potential impairment annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as purchased intangibles on the balance sheet, amounted to $2.4 million (net of accumulated amortization of $6.6 million) as of December 31, 2009. These intangible assets consist of purchased technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 and the $2.6 million acquisition of ChanneLinx’ assets, which includes purchased technology and customer relationships, on July 31, 2009.

On July 31, 2009, the Company completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc., a Web-based electronic data interchange (Web DI) technology company, for total consideration of approximately $2.6 million in cash. The ChanneLinx business generated approximately $2.0 million (unaudited) in revenue over the twelve months ended June 30, 2009, includes 16 dedicated software professionals and now operates as Pervasive Business Xchange. The acquisition is complementary to the Company’s other products and operations. The Company has allocated the purchase price to the fair value of assets acquired. The excess purchase price over the fair value of tangible assets has been allocated to purchased technology of $2.1 million and customer relationships of $0.5 million. Proforma results of operations have not been presented as the effect of the acquisition was not material to the condensed consolidated results of operations. Since August 1, 2009, Pervasive Business Xchange has provided additional revenues of approximately $0.8 million.

The Company amortizes intangible assets with definite useful lives on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three and six months ended December 31, 2009, was $132,000 and $221,000, respectively. Amortization expense for intangible assets is anticipated to be approximately $0.5 million for the year ended June 30, 2010.

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

Our PSQL database products continued to generate approximately two-thirds of our revenue during fiscal year 2008 and 2009. Channel adoption trends for version 10 of our Pervasive PSQL database have been good since its launch in September 2007. In June 2008 we released Pervasive PSQL Summit v10.10, which is Microsoft Certified for Windows Server 2008 and in November 2009 we released PSQL v10 SP3, which is compatible with Windows 7.

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

On July 31, 2009, we completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc., a Web-based electronic data interchange (Web DI) technology company, for total consideration of approximately $2.6 million in cash. The ChanneLinx business generated approximately $2.0 million (unaudited) in revenue over the twelve months ended June 30, 2009, includes 16 dedicated software professionals and now operates as Pervasive Business Xchange. The acquisition is complementary to the Company’s other products and operations. Since August 1, 2009, Pervasive Business Xchange has provided additional revenues of $0.8 million.

We develop, market, sell and support our offerings worldwide through our principal office in Austin, Texas and our Greenville, South Carolina office and through international offices in Brussels, Frankfurt, Paris and London and a joint venture in Japan.

Our Operating Results

Our comparative results for the second fiscal quarter ended December 31, 2009:

•	Revenue was $11.6 million, an increase of 4% compared to $11.2 million for the second quarter of last fiscal year .

•	Net income was $1.0 million, or $0.06 diluted earnings per share, compared to $1.2 million, or $0.06 diluted earnings per share, for the second quarter of last fiscal year.

•	Operating income, a financial measure before interest income and taxes, was $1.4 million compared to $1.1 million in the second quarter of last fiscal year.

•

We continued to generate positive cash flow from operations with $2.2 and $1.0 million in the second fiscal quarter ending December 31, 2009 and 2008, respectively. We ended the second quarter of fiscal year 2010 with $41.7 million in cash and marketable securities.

•

We acquired approximately 200,000 shares of our common stock, at a cost of approximately $1.0 million in the second fiscal quarter ending December 31, 2009. Issued and outstanding shares of common stock as of December 31, 2009 totaled approximately 17.7 million.

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

Stock-Based Compensation Expense – We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our share-based awards rather than implied volatility, while the expected life was estimated to be four years based on historical trends since our initial public offering. Further, we estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. Accordingly, our estimate of fair value may not represent the value assigned by a third-party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially impacts our results of operations, it has no impact on our cash position.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. At December 31, 2009 and June 30, 2009, our valuation allowance was $0.2 million and $0.2 million, respectively. The valuation allowance remaining at December 31, 2009 relates entirely to estimated expiration of state tax credit carryforwards prior to utilization.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Income:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Revenues:
Product licenses	64%	64%	66%	66%
Services and other	36	36	34	34

Total revenue	100	100	100	100

Costs and expenses:
Cost of product license revenues	3	4	2	4
Cost of service and other expenses	10	11	10	10
Sales and marketing	39	41	39	39
Research and development	26	23	25	22
General and administrative	10	11	11	12

Total costs and expenses	88	90	87	87

Operating income	12	10	13	13
Interest and other income, net	—	1	1	2
Income tax provision	(4)	(1)	(4)	(4)

Net income	8%	10%	10%	11%

Revenues

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal year 2009 relative to fiscal year 2008. We believe the increase in fiscal year 2009 was primarily due to a number of relatively large transactions with database customers. Our embedded database and related products represented approximately two-thirds of our revenue in fiscal year 2009 and year to date in fiscal year 2010. Our integration products represented approximately one-third of our revenue in fiscal year 2009 and year to date in fiscal year 2010. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $11.6 million in the three months ended December 31, 2009, an increase of 4% over the $11.2 million reported for the comparable period in the prior fiscal year. Our revenues for the six-month period ending December 31, 2009 increased 3% to $23.8 million as compared to $23.1 million for the comparable period in the prior fiscal year. Our product license revenues were $7.4 million in the three months ended December 31, 2009, an increase of 3% over the $7.2 million for the comparable period in the prior fiscal year. Our product license revenues for the six-month period ending December 31, 2009 were $15.7 million, an increase of 3% over the $15.3 million for the comparable period in the prior fiscal year. Our service and other revenues were $4.2 million in the three months ended December 31, 2009, an increase of 5% over the $4.0 million for the comparable period in the prior fiscal year. Our service and other revenues for the six-month period ending December 31, 2009 were $8.1 million, an increase of 4% over the $7.8 million for the comparable period in the prior fiscal year. Service and other revenue increased due to our acquisition of ChanneLinx during the first quarter of the current fiscal year.

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

International revenues, consisting of all revenues from customers located outside of North America, were $3.6 million in each of the three month periods ended December 31, 2009 and 2008, representing 31% and 32% of total revenues, respectively. International revenues were $6.8 million and $8.0 million in the six months ended December 31, 2009 and 2008, representing 29% and 35% of total revenues, respectively. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization and write-offs of purchased technology. Cost of product license revenues was $0.3 million and $0.4 million in the three months ended December 31, 2009 and 2008, representing 3% and 4% of total revenues, respectively. Cost of product license revenues was $0.6 million and $0.9 million for the six-month period ending December 31, 2009 and 2008, representing 2% and 4% of total revenues, respectively. The decrease in cost of product license revenues is primarily the result of the completion during the second quarter of fiscal year 2009 of the amortization of purchased technology associated with the acquisition of Data Junction. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the quarter ended December 31, 2009.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.2 million and $1.3 million in the three months ended December 31, 2009 and 2008, representing 10% and 11% of total revenues, respectively. Cost of service and other revenues was $2.4 million for each of the six-month periods ending December 31, 2009 and 2008, representing 10% of total revenues in both periods. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended December 31, 2009.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expense, marketing programs and promotional expense, and travel and entertainment. Sales and marketing expenses were $4.6 million in each of the three-month periods ended December 31, 2009 and 2008, representing 39% and 41% of total revenues, respectively. Sales and marketing expenses were $9.3 million and $9.1 million for the six months ending December 31, 2009 and 2008, representing 39% of total revenues in each period. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended December 31, 2009.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $3.0 million and $2.6 million in the three months ended December 31, 2009 and 2008, representing 26% and 23% of total revenues, respectively. Research and development expenses were $5.9 million and $5.1 million for the six months ended December 31, 2009 and 2008, representing 25% and 22% of revenues, respectively. The increase in research and development expense is primarily due to an increase in costs related to research and development personnel following the acquisition of Channelinx assets in July 2009. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended December 31, 2009.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.2 million in each of the three-month periods ending December 31, 2009 and 2008, representing 10% and 11% of total revenues, respectively. General and administrative expenses were $2.6 million and $2.7 million for the six months ended December 31, 2009 and 2008, representing 11% and 12% of total revenues, respectively. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended December 31, 2009.

Share-based compensation expense. Share-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options. Share-based compensation expense is included in costs and expenses as follows:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Cost of service and other revenues	$11	$10	$23	$20
Sales and marketing	135	79	263	167
Research and development	58	40	113	81
General and administrative	231	246	471	506

Total	$435	$375	$870	$774

The increase in share-based compensation expenses in the three and six months ended December 31, 2009 as compared to the three and six months ended December 31, 2008 is primarily the result of an increase in the number of awards granted to new employees and the relative higher valuation of restricted stock grants. We anticipate our share-based compensation expense in the near term will be consistent with the expense in the quarter ending December 31, 2009.

Interest and Other Income. Interest and other income was $47,000 and $0.2 million for the three months ended December 31, 2009 and 2008, respectively. Interest and other income was $0.1 million and $0.4 million for the six months ended December 31, 2009 and 2008, respectively. Interest and other income decreased due to lower market interest rates.

Provision for Income Taxes. Provision for income taxes was approximately $0.5 million and $0.2 million in the three months ended December 31, 2009 and 2008, respectively. Provision for income taxes was approximately $1.0 million and $0.8 million in the six months ended December 31, 2009 and 2008, respectively. The Company’s estimated annual effective tax rate and associated provision for income taxes for the six months ended December 31, 2009 is based on an estimate of consolidated earnings before income taxes for fiscal 2010. The estimated annual effective tax rate is impacted primarily by estimates of non-deductible expenses, deductions related to domestic production activities and tax exempt income, the effects of state and foreign operations, and credits generated.

Liquidity and Capital Resources

Cash provided by operations was $3.3 million and $3.8 million for the six months ended December 31, 2009 and 2008, respectively. Cash provided by operations for the six months ended December 31, 2009 resulted primarily from net income as adjusted for non-cash items, a decrease in accounts receivable and an increase in deferred revenue, partially offset by a decrease in accounts payable and accrued liabilities. Cash provided by operations for the six months ended December 31, 2008 resulted primarily from net income as adjusted for non-cash items and an increase in deferred revenue, partially offset by an increase in prepaid expense and other current assets.

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

During the six months ending December 31, 2009 and 2008, we invested $7.2 million and $17.7 million, net of investment sales, in marketable securities, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $0.2 million and $0.5 million in the six months ended December 31, 2009 and 2008, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures in the near term will be consistent with the six months ended December 31, 2009.

In March 2009, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on March 26, 2009. During the six months ended December 31, 2009, we repurchased 458,129 shares of common stock at a cost of approximately $2.3 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During the six months ended December 31, 2009 and 2008, we received approximately $191,000 and $24,000, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 93,000 and 7,000 for the six-month periods ended December 31, 2009 and 2008, respectively.

On December 31, 2009, we had $40.0 million in working capital, including $41.7 million in cash, cash equivalents and marketable securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2009, the result would have been a decrease in revenue and operating income of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2009, the result would have been a decrease in operating income of approximately $0.5 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of all currencies was not material for the three months ended December 31, 2009. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

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

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal year 2009 relative to fiscal year 2008 and increased in fiscal year 2008 relative to fiscal year 2007. We believe the increase in fiscal year 2009 was primarily due to a number of relatively large transactions with database customers. We believe the increase in fiscal year 2008 was due to the release of our latest version of Pervasive PSQL version 10. Our embedded database and related products represented approximately 67% of our revenue in fiscal year 2009. In addition, we believe the integration products we acquired in fiscal year 2004 as a result of our acquisition of Data Junction Corporation represent a growth opportunity as we invest in opportunities presented by the acquired business and related innovative initiatives. Our integration products represented approximately 33% of our revenue in fiscal year 2009. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

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

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the fiscal quarter ended December 31, 2009, we derived 31% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

During the fifteen fiscal quarters ending December 31, 2009, the Company has acquired approximately 7.9 million shares of its common stock on the open market at a total cost of approximately $32.4 million, or approximately $4.08 price per share. The Company’s Board of Directors approved the most recent stock repurchase plan effective March 26, 2009, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million, of which approximately $6.6 million remains available as of the quarter ended December 31, 2009. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 to October 31, 2009	23,332	$4.97	9,177,002	$7,468,000
November 1, 2009 to November 30, 2009	100,155	$5.02	9,277,157	$6,962,000
December 1, 2009 to December 31, 2009	76,285	$4.89	9,353,442	$6,587,000

Total	199,772

In March 2009, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on March 26, 2009. During the three months ended December 31, 2009, we repurchased 199,772 shares of common stock at a cost of approximately $1.0 million under the stock repurchase plan approved in March 2009. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of the stockholders was held on November 10, 2009.

The following nominees were elected as directors, each to hold office until their three-year term expires or until their successors have been duly elected and qualified, by the vote set forth below:

NOMINEE	FOR	WITHHELD
David A. Boucher	14,902,128	747,978
Jeffrey S. Hawn	14,922,029	728,077
Michael E. Hoskins	15,260,137	389,969

The proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending June 30, 2010 was approved by the vote set forth below:

FOR	AGAINST	ABSTAIN
15,616,555	13,279	20,272

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

(a) Exhibits under Item 601 of Regulation S-K

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2++++	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.11++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.

++++	Incorporated by reference to the Company’s Report on Form 10-Q filed February 5, 2007.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 2, 2010		PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ Randall G. Jonkers
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