Form 10-Q
period 2010-03-31
PERVASIVE SOFTWARE INC
filed 2010-05-04
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 3, 2010 there were 17,536,334 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2010	June 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,413	$18,029
Marketable securities	33,968	25,381
Trade accounts receivable, net	8,077	7,852
Deferred income tax assets	689	818
Prepaid expenses and other current assets	1,065	1,227

Total current assets	52,212	53,307
Property and equipment, net	1,324	1,474
Purchased intangibles, net	2,272	22
Goodwill	38,508	38,508
Deferred income tax assets	1,385	1,169
Other assets	196	226

Total assets	$95,897	$94,706

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$548	$1,008
Accrued payroll and payroll related costs	2,503	2,020
Deferred rent and lease related accruals	632	928
Other accrued expenses	1,030	1,416
Deferred revenues	7,130	6,342

Total current liabilities	11,843	11,714

Stockholders’ equity
Common stock	70,839	72,834
Retained earnings	13,215	10,158

Total stockholders’ equity	84,054	82,992

Total liabilities and stockholders’ equity	$95,897	$94,706

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Revenues:
Product licenses	$7,552	$9,353	$23,280	$24,670
Service and other	4,133	3,689	12,213	11,448

Total revenue	11,685	13,042	35,493	36,118

Costs and expenses:
Cost of product license revenues	317	214	874	1,132
Cost of service and other revenues	1,212	1,157	3,594	3,546
Sales and marketing	4,772	4,923	14,048	14,029
Research and development	2,895	2,761	8,813	7,867
General and administrative	1,164	1,435	3,719	4,126

Total costs and expenses	10,360	10,490	31,048	30,700

Operating income	1,325	2,552	4,445	5,418

Interest and other income, net	33	171	182	556
Income tax provision	(358)	(840)	(1,386)	(1,649)

Net income	$1,000	$1,883	$3,241	$4,325

Basic earnings per share	$0.06	$0.11	$0.19	$0.24

Diluted earnings per share	$0.06	$0.10	$0.18	$0.23

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended March 31,
	2010	2009
Cash from operations
Net income	$3,241	$4,325
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	963	1,230
Stock-based compensation expense	1,315	1,224
Deferred income tax benefit	(86)	(36)
Changes in current operating assets and liabilities:
Trade accounts receivable	(239)	(1,212)
Prepaid expenses and other current assets	170	(109)
Accounts payable and accrued liabilities	(652)	692
Deferred revenue	726	(170)

Net cash provided by operations	5,438	5,944

Cash from investing activities
Purchases of property and equipment	(374)	(639)
Sales and purchases of marketable securities, net	(8,715)	(15,139)
Business acquisition	(2,611)	—
Decrease in other assets	30	65

Net cash used in investing activities	(11,670)	(15,713)

Cash from financing activities
Proceeds from exercise of stock options	333	24
Purchase of treasury stock	(3,675)	(6,442)

Net cash used in financing activities	(3,342)	(6,418)

Effect of exchange rate on cash and cash equivalents	(42)	(65)

Decrease in cash and cash equivalents	(9,616)	(16,252)
Cash and cash equivalents of beginning of period	18,029	33,190

Cash and cash equivalents at end of period	$8,413	$16,938

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2009, which are contained in the Company’s Annual Report filed on Form 10-K on September 8, 2009 (File No. 000-23043). The results of operations for the three and nine month periods ended March 31, 2010 and 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

On July 31, 2009, we completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc. for total consideration of approximately $2.6 million in cash. The ChanneLinx business generated approximately $2.0 million (unaudited) in revenue over the twelve months ended June 30, 2009 and includes 16 dedicated software professionals. The former ChanneLinx team operates as Pervasive Business Xchange (see Note 7).

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Numerator:
Net income	$1,000	$1,883	$3,241	$4,325

Denominator:
Denominator for basic earnings per share – weighted average shares	16,580	17,442	16,723	17,845
Effect of dilutive securities	904	671	930	663

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	17,484	18,113	17,653	18,508

Basic earnings per share	$0.06	$0.11	$0.19	$0.24

Diluted earnings per share	$0.06	$0.10	$0.18	$0.23

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

1.	Level 1 Inputs – quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 2 assets consist of marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Examples of assets currently utilizing Level 2 inputs are U.S. agency securities, commercial paper and municipal bonds.

3.	Level 3 Inputs – Used to measure the fair value of assets and liabilities for which little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Short-term investments consisted of the following (in thousands):

	Fair Value Hierarchy	March 31, 2010			June 30, 2009
		Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal bonds and U.S. government agencies	Level 2	$33,976	$(8)	$33,968	$25,260	$121	$25,381

		$33,976	$(8)	$33,968	$25,260	$121	$25,381

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Net income	$1,000	$1,883	$3,241	$4,325

Foreign currency translation adjustments	(47)	(75)	(57)	46

Unrealized gain (loss) on investments	(27)	(75)	(128)	145

Comprehensive income	$926	$1,733	$3,056	$4,516

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

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Expected volatility (based on historical data)	30.6%	31.1%	30.9%	32.9%

Expected life in years	4	4	4	4

Risk-free interest rate	1.64%	1.91%	1.56%	1.99%

Fair value per award	$1.37	$0.98	$1.37	$1.07

As of March 31, 2010, $3.5 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.8 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. Common Stock and Stock Options

The vesting period for restricted stock is generally a three year period. Stock will remain restricted until the full vesting period has expired. A summary of changes in restricted stock awards during the year ended June 30, 2009 and the nine month period ended March 31, 2010 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Intrinsic Value
Outstanding and unvested at June 30, 2008	710,500	$4.15	2.36	$2,949,705
Granted	774,000	3.79	2.77	2,933,700
Vested	(425,000)	4.25	—	(1,807,250)
Forfeited	—	—	—	—

Outstanding and unvested at June 30, 2009	1,059,500	3.85	2.03	4,076,155
Granted	223,000	5.06	3.22	1,128,720
Vested	(87,500)	4.14	—	(362,250)
Forfeited	(60,000)	3.80	—	(228,000)

Outstanding and unvested at March 31, 2010	1,135,000	$4.07	2.16	$4,614,625

The vesting period for stock options is generally a four-year period. Options are generally exercisable by the holder only for the vested portion of each grant. A summary of changes in common stock options during the year ended June 30, 2009 and the nine month period ended March 31, 2010 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2008	2,405,041	$1.06 – 16.81	$4.72
Granted	268,500	$3.60 – 5.60	$3.89
Exercised	(62,125)	$1.18 – 5.65	$3.46
Surrendered	(160,625)	$3.60 – 16.81	$6.51

Options outstanding, June 30, 2009	2,450,791	$1.06 – 11.81	$4.54
Granted	232,000	$4.79 – 5.14	$5.12
Exercised	(133,650)	$1.06 – 4.55	$2.49
Surrendered	(101,750)	$3.60 – 11.81	$7.57

Options outstanding, March 31, 2010	2,447,391	$1.06 – 8.37	$4.63

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is additional information relating to outstanding options:

	Options Outstanding		Options Exercisable
Range of Exercise Price	March 31, 2010	June 30, 2009	March 31, 2010
$ 1.06 to $ 1.71	80,975	143,875	80,975
$ 2.31 to $ 4.00	1,094,241	1,188,491	833,459
$ 4.03 to $ 6.00	936,175	730,925	629,081
$ 6.90 to $ 9.88	336,000	344,000	336,000
$10.00 to $11.81	—	43,500	—

$ 1.06 to $11.81	2,447,391	2,450,791	1,879,515

The following is additional information relating to shares issued and outstanding:

Shares issued and outstanding at June 30, 2008	19,105,053
Shares repurchased	(1,862,752)
Options exercised	62,125
Restricted stock awards	774,000
Restricted stock cancelled	(13,333)

Shares issued and outstanding at June 30, 2009	18,065,093
Shares repurchased	(710,300)
Options exercised	133,650
Restricted stock awards	223,000
Restricted stock cancelled	(74,849)

Shares issued and outstanding at March 31, 2010	17,636,594

7. Goodwill and Other Intangible Assets

As of March 31, 2010, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company evaluates intangible assets for potential impairment annually in the fourth quarter, or more frequently if other indicators of impairment arise. Other intangible assets, classified as purchased intangibles on the balance sheet, amounted to $2.3 million (net of accumulated amortization of $6.7 million) as of March 31, 2010. These intangible assets consist of purchased technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 and the $2.6 million acquisition of ChanneLinx’ assets, which includes purchased technology and customer relationships, on July 31, 2009.

On July 31, 2009, the Company completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc., a Web-based electronic data interchange (Web DI) technology company, for total consideration of approximately $2.6 million in cash. The ChanneLinx business generated approximately $2.0 million (unaudited) in revenue over the twelve months ended June 30, 2009, includes 16 dedicated software professionals and now operates as Pervasive Business Xchange. The acquisition is complementary to the Company’s other products and operations. The Company has allocated the purchase

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

price to the fair value of assets acquired. The excess purchase price over the fair value of tangible assets has been allocated to purchased technology of $2.1 million and customer relationships of $0.5 million. Proforma results of operations have not been presented as the effect of the acquisition was not material to the condensed consolidated results of operations. Since August 1, 2009, Pervasive Business Xchange has provided additional revenues of approximately $1.2 million.

The Company amortizes intangible assets with definite useful lives on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three and nine months ended March 31, 2010, was $132,000 and $352,000, respectively. Amortization expense for intangible assets is anticipated to be approximately $0.5 million for the year ended June 30, 2010.

8. Recently Issued Accounting Standards

In December 2007, the FASB issued guidance on Business Combinations, which was incorporated into ASC 805 (formerly Statement No. 141(R)) that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This guidance was adopted by the Company on July 1, 2009 and will apply prospectively to business combinations completed on or after that date, which includes the ChanneLinx acquisition discussed in Note 7.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Our PSQL database products continue to generate approximately two-thirds of our revenue during fiscal year 2008 and 2009. Channel adoption trends for version 10 of our Pervasive PSQL database have been good since its launch in September 2007. In June 2008 we released Pervasive PSQL Summit v10.10, which is Microsoft Certified for Windows Server 2008 and in November 2009 we released PSQL v10 SP3, which is compatible with Windows 7.

Our Integration products continue to generate the remaining one-third of our revenue and are well-received by our existing and new customers, including end users and commercial software developers alike.

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

•	Pervasive DataSolutions—subscription-based integration as a service delivered on-premises or as a multi-tenant service hosted by Pervasive and potentially by our ISV customers, and

•	Pervasive DataRush—our high-performance software platform for data-intensive analytics, designed to capture the parallel processing capabilities of multi-core technologies.

For more than two decades, Pervasive products have delivered value with a compelling combination of performance, flexibility, reliability and low total cost of ownership. In addition, significant portions of our database and integration flagship product lines are embeddable into commercial applications for sale predominantly through a well-developed channel of independent software vendors (ISVs), Software-as-a-Service (SaaS) vendors, value-added resellers (VARs) and system integrators.

On July 31, 2009, we completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc., a Web-based electronic data interchange (Web DI) technology company, for total consideration of approximately $2.6 million in cash. The ChanneLinx business generated approximately $2.0 million (unaudited) in revenue over the twelve months ended June 30, 2009, includes 16 dedicated software professionals and now operates as Pervasive Business Xchange. The acquisition is complementary to the Company’s other products and operations. Since August 1, 2009, Pervasive Business Xchange has provided additional revenues of $1.2 million.

We develop, market, sell and support our offerings worldwide through our principal office in Austin, Texas and our Greenville, South Carolina office and through international offices in Brussels, Frankfurt, Paris and London and a joint venture in Japan.

Our Operating Results

Our comparative results for the third fiscal quarter ended March 31, 2010:

•

Revenue was $11.7 million, compared to $13.0 million for the third quarter of last fiscal year. We closed one relatively large transaction with a database customer representing approximately $3.0 million in revenue during the quarter ending March 31, 2009.

•	Net income was $1.0 million, or $0.06 diluted earnings per share, compared to $1.9 million, or $0.10 diluted earnings per share, for the third quarter of last fiscal year.

•	Operating income, a financial measure before interest income and taxes, was $1.3 million compared to $2.6 million in the third quarter of last fiscal year.

•

We continue to generate positive cash flow from operations with $2.2 and $2.1 million in the third fiscal quarter ending March 31, 2010 and 2009, respectively. We ended the third quarter of fiscal year 2010 with $42.4 million in cash, cash equivalents and marketable securities.

•

We acquired approximately 252,000 shares of our common stock, at a cost of approximately $1.3 million in the third fiscal quarter ending March 31, 2010. Issued and outstanding shares of common stock as of March 31, 2010 totaled approximately 17.6 million.

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

At the same time, we believe the software markets as a whole are going through rapid change. The emergence of cloud-based infrastructure and applications is testament to the increasing demand for the scalability and rapid deployment provided by the SaaS delivery model. In this environment, having a “value” orientation—delivering flexibility and performance with the lowest total cost of ownership (TCO)—becomes increasingly critical. We believe infrastructure software will be a key ingredient for all businesses as they seek to integrate and streamline their back-end systems and eliminate delays in the management and execution of critical processes. Infrastructure software includes, among other things, application development tools, integration tools and solutions, business intelligence, database, and security solutions.

We believe these trends will favor Pervasive. We believe the market for data infrastructure software, in particular, is experiencing significant market disruption due to the high cost of many competing, more labor-intensive solutions. We further believe well-established value leaders tend to prevail in cost-sensitive markets, and Pervasive, with its strengths in scalable data management and integration solutions, is well-positioned to benefit from the trends in these markets. In addition, the ability to deliver preconfigured packaged integration solutions offers the opportunity to attract non-technical users and address unmet market needs. While the economic slowdown in the U.S. continues, we believe our value orientation and reputation as an established vendor with highly reliable offerings positions Pervasive to continue to prosper.

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

•

continuing the investment in new product and service innovation, including the further advancement of our innovation initiatives from 2009: Pervasive DataSolutions (to take advantage of market trends in Integration-as-a-Service and other on demand, cloud-based data solutions) and Pervasive DataRush (to serve revolutionary next-generation analytics by capturing the parallel processing capabilities of proliferating multi-core technologies);

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. At March 31, 2010 and June 30, 2009, our valuation allowance was $0.2 million and $0.2 million, respectively. The valuation allowance remaining at March 31, 2010 relates entirely to estimated expiration of state tax credit carryforwards prior to utilization.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are frequently under audit by tax authorities in various jurisdictions. Although we believe we have appropriate support for the positions taken on our tax returns, we have recorded a liability for our best estimate of the probable loss on certain of these positions. We believe our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from intercompany transfer pricing. Although we believe our recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although we believe the estimates and assumptions supporting our assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. Due to the complexity involved, we are not able to estimate the range of reasonably possible losses in excess of amounts recorded.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Income:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Revenues:
Product licenses	65%	72%	66%	68%
Services and other	35	28	34	32

Total revenue	100	100	100	100

Costs and expenses:
Cost of product license revenues	3	2	2	3
Cost of service and other expenses	10	9	10	10
Sales and marketing	41	38	40	39
Research and development	25	21	25	22
General and administrative	10	11	10	11

Total costs and expenses	89	81	87	85

Operating income	11	19	13	15
Interest and other income, net	—	1	—	2
Income tax provision	(3)	(6)	(4)	(5)

Net income	8%	14%	9%	12%

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

Our revenues were $11.7 million in the three months ended March 31, 2010, compared to $13.0 million reported for the comparable period in the prior fiscal year. Our revenues for the nine-month period ending March 31, 2010 were $35.5 million as compared to $36.1 million for the comparable period in the prior fiscal year. Our product license revenues were $7.6 million in the three months ended March 31, 2010, compared to $9.4 million for the comparable period in the prior fiscal year. Our product license revenues for the nine-month period ending March 31, 2010 were $23.3 million, compared to $24.7 million for the comparable period in the prior fiscal year. We closed one relatively large transaction with a database customer representing approximately $3.0 million in license revenue during the quarter ending March 31, 2009 and then another unrelated and relatively large transaction representing approximately $2.4 million in license revenue during the quarter ending September 30, 2009.

Our service and other revenues were $4.1 million in the three months ended March 31, 2010, an increase of 12% over the $3.7 million for the comparable period in the prior fiscal year. Our service and other revenues for the nine-month period ending March 31, 2010 were $12.2 million, an increase of 7% over the $11.4 million for the comparable period in the prior fiscal year. Service and other revenue increased due to our acquisition of ChanneLinx during the first quarter of the current fiscal year.

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

International revenues, consisting of all revenues from customers located outside of North America, were $4.2 million and $4.1 million in the three months ended March 31, 2010 and 2009, representing 36% and 31% of total revenues, respectively. International revenues were $11.0 million and $12.1 million in the nine months ended March 31, 2010 and 2009, representing 31% and 34% of total revenues, respectively. We expect international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues was $0.3 million and $0.2 million in the three months ended March 31, 2010 and 2009, representing 3% and 2% of total revenues, respectively. Cost of product license revenues was $0.9 million and $1.1 million for the nine-month period ending March 31, 2010 and 2009, representing 2% and 3% of total revenues, respectively. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the quarter ending March 31, 2010.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.2 million and $1.2 million in the three months ended March 31, 2010 and 2009, representing 10% and 9% of total revenues, respectively. Cost of service and other revenues was $3.6 million and $3.5 million for the nine-month period ending March 31, 2010 and 2009, representing 10% of total revenues in both periods. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended March 31, 2010.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expense, marketing programs and promotional expense, and travel and entertainment. Sales and marketing expenses were $4.8 million and $4.9 million in the three months ended March 31, 2010 and 2009, representing 41% and 38% of total revenues, respectively. Sales and marketing expenses were $14.0 million and $14.0 million for the nine months ending March 31, 2010 and 2009, representing 40% and 39% of total revenues, respectively. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended March 31, 2010.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.9 million and $2.8 million in the three months ended March 31, 2010 and 2009, respectively, representing 25% and 21% of total revenues, respectively. Research and development expenses were $8.8 million and $7.9 million for the nine months ended March 31, 2010 and 2009, representing 25% and 22% of revenues, respectively. The increase in research and development expense is primarily due to an increase in staffing and personnel costs related to the acquisition of ChanneLinx in July 2009. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended March 31, 2010.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.2 million and $1.4 million in the three months ended March 31, 2010 and 2009, representing 10% and 11% of total revenues, respectively. General and administrative expenses were $3.7 million and $4.1 million for the nine months ended March 31, 2010 and 2009, representing 10% and 11% of total revenues, respectively. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended March 31, 2010.

Share-based compensation expense. Share-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options accounted for under SFAS 123(R). Share-based compensation expense is included in costs and expenses as follows:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Cost of service and other revenues	$11	$9	$34	$29
Sales and marketing	138	128	401	295
Research and development	62	40	175	121
General and administrative	234	274	706	779

Total	$445	$451	$1,316	$1,224

We anticipate our share-based compensation expense in the near term will be consistent with the expense in the quarter ending March 31, 2010.

Interest and Other Income. Interest and other income was $33,000 and $0.2 million for the three months ended March 31, 2010 and 2009, respectively. Interest and other income was $0.2 million and $0.6 million for the nine months ended March 31, 2010 and 2009, respectively. Interest and other income decreased due to lower market interest rates. We anticipate our interest and other income in the near term will be consistent with the three months ending March 31, 2010.

Provision for Income Taxes. Provision for income taxes was approximately $0.4 million and $0.8 million in the three months ended March 31, 2010 and 2009, respectively. Provision for income taxes was approximately $1.4 million and $1.6 million in the nine months ended March 31, 2010 and 2009, respectively. The Company’s estimated annual effective tax rate and associated provision for income taxes for the three and nine months ended March 31, 2010 is based on an estimate of consolidated earnings before income taxes for fiscal 2010. The estimated annual effective tax rate is impacted primarily by estimates of non-deductible expenses, deductions related to domestic production activities and tax exempt income, the effects of state and foreign operations, and credits generated.

Liquidity and Capital Resources

Cash provided by operations was $5.4 million and $5.9 million for the nine months ended March 31, 2010 and 2009, respectively. Cash provided by operations for the nine months ended March 31, 2010 resulted primarily from net income as adjusted for non-cash items and an increase in deferred revenue, partially offset by a decrease in accounts payable and accrued liabilities. Cash provided by operations for the nine months ended March 31, 2009 resulted primarily from net income as adjusted for non-cash items and an increase in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable.

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

During the first nine months of fiscal 2010 and 2009, we invested $8.7 million and $15.1 million in marketable securities, respectively, consisting of various taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $0.4 million and $0.6 million in the nine months ended March 31, 2010 and 2009, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will be consistent with the prior fiscal year.

In March 2009, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on March 26, 2009. During the nine months ended March 31, 2010, we repurchased 710,300 shares of common stock at a cost of approximately $3.6 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During the nine months ended March 31, 2010 and 2009, we received approximately $333,000 and $24,000, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 134,000 and 7,000 for the nine-month periods ended March 31, 2010 and 2009, respectively.

On March 31, 2010, we had $40.4 million in working capital, including $42.4 million in cash, cash equivalents and marketable securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2009, the result would have been a decrease in revenue and operating income of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2009, the result would have been a decrease in operating income of approximately $0.5 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of all currencies was not material for the three months ended March 31, 2010. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

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

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal year 2009 relative to fiscal year 2008 and increased in fiscal year 2008 relative to fiscal year 2007. We believe the increase in fiscal year 2009 was primarily due to a number of relatively large transactions with database customers. We believe the increase in fiscal year 2008 was due to the release of our latest version of Pervasive PSQL version 10. Our embedded database and related products represented approximately two-thirds of our revenue in fiscal year 2009. In addition, we believe the integration products we acquired in fiscal year 2004 as a result of our acquisition of Data Junction Corporation represent a growth opportunity as we invest in opportunities presented by the acquired business and related innovative initiatives. Our integration products represented approximately one-third of our revenue in fiscal year 2009. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account for a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the fiscal year ended June 30, 2009, one distributor (our joint venture partner in Japan, AG-TECH Corporation) accounted for an aggregate of approximately 10% of our revenues, as compared to 13% in the fiscal year ended June 30, 2008. Additionally, sales related to accounting software applications has, at various times, represented as much as 20% of our revenues. Furthermore, there has been consolidation taking place among our ISVs that could narrow the number of customers who sell our products. For example, one of our ISVs, The Sage Group plc, has acquired Timberline Software Corporation, Softline Limited, ACCPAC International Inc., Sage Sesame and TAS Software, five of our ISVs. The Sage Group family of companies has, at various times, represented approximately 10% of our revenues. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

In addition, Microsoft has grown its presence in the software applications market. For example, they acquired Great Plains Software, a former channel partner of Pervasive, and Navision, both of which are accounting software vendors. Microsoft has also entered the customer relationship management software market. We believe that Microsoft will continue to grow its presence in the software applications market and in doing so, may have a negative impact on the financial stability of other software application vendors who use our products, or may influence other software application vendors to use Microsoft infrastructure software products instead of those available from us.

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

Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. For example, Microsoft, Oracle, IBM and Sybase all currently license royalty-free limited versions of their database technologies. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Sybase, IBM, Progress, MySQL/Oracle, Ascential/IBM, Business Objects/SAP, Informatica, Information Builders or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs, which may limit our ability to sell our products through particular partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business, operating results and financial condition. We cannot be certain we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

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

We Depend on International Sales and Operations

We anticipate that for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the fiscal quarter ended March 31, 2010, we derived 36% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

During the sixteen fiscal quarters ending March 31, 2010, the Company has acquired approximately 8.1 million shares of its common stock on the open market at a total cost of approximately $33.7 million, or approximately $4.11 price per share. The Company’s Board of Directors approved the most recent stock repurchase plan effective March 26, 2009, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million, of which approximately $5.3 million remains available as of the quarter ended March 31, 2010. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 to January 31, 2010	78,169	$4.97	9,431,611	$6,196,000
February 1, 2010 to February 28, 2010	100,889	$5.01	9,532,500	$5,687,000
March 1, 2010 to March 31, 2010	73,113	$5.18	9,605,613	$5,306,000

Total	252,171

In March 2009, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on March 26, 2009. During the three months ended March 31, 2010, we repurchased 252,171 shares of common stock at a cost of approximately $1.3 million under the stock repurchase plan approved in March 2009. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

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

Date: May 4, 2010		PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2+++	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7++++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8++++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9++++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 5, 2007.

++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.