Form 10-K
period 2010-06-30
PERVASIVE SOFTWARE INC
filed 2010-09-13
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of December 31, 2009 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $69,439,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of August 31, 2010 there were 16,086,254 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III–Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s Annual Meeting of Stockholders to be held on November 15, 2010.

PERVASIVE SOFTWARE INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED

JUNE 30, 2010

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

Overview

Pervasive Software (NASDAQ: PVSW) helps companies get the most out of their data investments through agile, embeddable software including on-premises and cloud-based services for data management, data integration, B2B exchange and analytics. The embeddable Pervasive PSQL™ database engine provides robust database reliability in a near-zero database administration environment for packaged business applications. Pervasive’s multi-purpose data integration platform, available on-premises and in the cloud, accelerates the sharing of information between multiple data stores, applications, and hosted business systems and allows customers to re-use the same software for diverse integration scenarios. Pervasive DataRush™ is an embeddable parallel dataflow platform enabling data-intensive applications such as claims processing, risk analysis, fraud detection, data mining, predictive analytics, sales optimization and marketing analytics. For more than two decades, Pervasive products have delivered value to tens of thousands of customers in more than 150 countries with a compelling combination of performance, flexibility, reliability and low total cost of ownership. Through Pervasive Innovation Labs, the company also invests in exploring and creating cutting edge solutions for the toughest data analysis and data delivery challenges. In addition, significant portions of our database and integration flagship product lines are embeddable into commercial applications for sale through a well-developed channel of independent software vendors (ISVs), Software-as-a-Service (SaaS) vendors, value-added resellers (VARs) and system integrators (SIs).

Our flagship Pervasive PSQL® database, offering unparalleled data management technology combined with very low total cost of ownership (TCO), has millions of server seats licensed since the inception of Pervasive Software Inc. in 1994. The full data management product line also includes specific solutions for data movement and synchronization, and addresses security challenges related to data integrity, accountability, continuity and availability throughout the data lifecycle. The product line is designed for integration by ISVs into client/server and Web applications which are sold predominantly to SMEs and other businesses having little to no information technology (IT) infrastructure, and requiring self-tuning, low-administration products. The product incorporates significant backward compatibility with a range of operating systems, hardware platforms (both 32 and 64 bit) and applications as well as supporting new technologies such as IPv6 and multicore chip sets.

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

In addition, Pervasive has newer offerings that include:

•	Pervasive DataSolutions™—subscription-based integration as a service delivered on-premises or as a multi-tenant service hosted by Pervasive and potentially by our ISV customers,

•

Pervasive DataRush™—our high-performance software platform for scalable data-intensive data preparation and analytics, designed to capture the parallel processing capabilities of multi-core technologies,

•	Pervasive DataCloud®—a scalable, adaptable platform for hosting Pervasive- or partner-developed services, and

•

Pervasive WebDI™—providing a Web-based EDI data exchange service that enables companies to send and receive business information electronically in a seamless, timely and secure manner regardless of their enterprise system.

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

Market Opportunity

Over the past 25 years, businesses of all sizes have invested billions of dollars in application software that enabled them to automate and simplify their business processes. As the sales and implementation of these application packages proliferated, including increasingly heterogeneous environments that use both cloud-based and on-premises software, organizations have faced increasing data and application infrastructure challenges and an entire software market segment emerged to address these challenges. The growth of the infrastructure software market in the United States, we believe, can primarily be traced to the demand for technologies that extend the use of established systems, enable the rapid deployment of new applications, and improve the ability to collaborate and communicate with customers and suppliers.

At the same time, we believe that the software markets as a whole are going through rapid change. The emergence of cloud-based infrastructure and applications is testament to the increasing demand for the scalability and rapid deployment provided by the SaaS delivery model. Organizations increasingly demand software that provides ease of use, re-usability, standards compliance, and cost-effective maintenance. In this environment, having a “value” orientation—delivering flexibility and performance with high return on investment—becomes increasingly critical. As these market disruption trends continue, we believe infrastructure software will be a key ingredient for all businesses as they seek to integrate and streamline their back-end systems and eliminate delays in the management and execution of critical processes. Infrastructure software includes, among other things, application development tools, integration tools and solutions, business intelligence, database, and security solutions. Additionally, in uncertain economic environments, customers tend to be conservative about investments in new technology and remain loyal to proven technologies.

In addition, the rapid proliferation of commodity multicore hardware, along with exploding data volumes, provides opportunities for companies to leverage affordable servers that have multiple cores in a single box to extract value from large volumes of data—but only if they have software that can effectively scale on multiple cores. The inevitable performance gains traditionally delivered by faster processors under “Moore’s Law” now must rely on a new generation of infrastructure software that can scale on ever-updating multicore hardware platforms.

We believe these trends will favor Pervasive. We believe the market for data infrastructure software, in particular, is experiencing significant market disruption due to the high cost of many competing, more labor-intensive solutions. We further believe well-established value leaders tend to prevail in cost-sensitive markets, and Pervasive, with its strengths in scalable data management and integration solutions, is well-positioned to benefit from the trends in these markets. Pervasive also delivers the Pervasive DataRush platform that powers applications with seamless scalability on multicore servers. Separately, updates to the flagship Pervasive PSQL database enable applications that embed the database to deliver significant performance improvements on dual-core, 4-core and 8-core servers. In addition, the ability to deliver preconfigured packaged integration solutions offers the opportunity to attract non-technical users and address unmet market needs. While the global economic slowdown continues, we believe our value orientation and reputation as an established vendor with highly reliable offerings positions Pervasive to continue to prosper.

The Pervasive Strategy

Our goal is to be the global value leader in embeddable data management, integration and scalable, data-intensive analytics software, enabling businesses to more effectively capitalize on their existing data investments. Pervasive’s family of scalable, high-performance data infrastructure products, combined with a well-established channel, positions us to expand our role in a rapidly evolving software and hardware landscape. Key elements of our strategy are:

Leverage our Core Competencies in Data Infrastructure.    We have excelled in simplifying the complexity associated with data management for thousands of client/server and cloud-based applications, representing nearly every industry in every major region of the world. Extensive communication with a diverse set of customers enables us to understand their needs and prioritize the requirements for future product development. This includes identifying needs relevant to a particular horizontal or vertical market. We continue to provide data management solutions of choice for high-volume transaction markets including Accounting, Healthcare, Banking and Financial Services, and Retail Point-of-Sale.

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

Our upcoming version, Pervasive PSQL v11, is scheduled for release in September 2010. It will deliver improvements in performance and increased simplicity of development, deployment and ease of use, including digital license management and enforcement. In addition, this release enhances support for new technologies including IPv6 and multicore hardware.

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

Grow our Integration Product and Services Revenues.    We continue to deliver our suite of integration products to our existing channel of ISV customers, and new ISV customers, to speed and simplify the movement of data in the field when they win competitive deals, and to enable them to pre-wire their products with embedded integration to interoperate with adjacent business applications, whether on-demand or on-premises. SaaS vendors and ISVs have two critical problems: onboarding new customers rapidly and predictably, including migration of data from existing applications, and providing data integration for existing customers. Today, customers expect migration and integration to be included in the solution. Combining our deep knowledge and more than 25 years of migration and integration expertise, we provide easy-to-use, cost-effective migration and integration technology, services, training and partner programs. These programs help ISVs, Software-as-a-Service (SaaS) vendors and systems integrators transform their applications into “integration-ready” solutions that are scalable from one-time data migration to ongoing application integration within and beyond organizational boundaries while boosting their competitive advantage, time to revenue, customer satisfaction and cost management with self-service options.

We intend to continue investing in product development, marketing and sales activities focused on enhancing and leveraging our integration product line with:

•	SaaS companies, including providers of cloud-based CRM, ERP, compensation management, and talent management offerings

•	ISVs, including both existing channel partners and new partners

•	End users in corporate IT, healthcare, and financial services who seek to integrate multiple applications, including legacy and new, on-premises and hosted, internally or with trading partners

•	Business service providers, including those focused on payroll, tax, and employee benefits

Our integration channel business continues to increase as a percentage of our overall revenue. As a channels-oriented company, we are encouraged by these and other wins and believe they align with, and validate, Pervasive’s strategy of winning channel relationships that are more leverageable and profitable in nature. In addition, the growth of subscription revenue as a percentage of overall revenue provides an expanding recurring revenue base.

Our integration product revenues are generated predominantly in North America. However, we continue to market our expanding integration product line to our customer base internationally, including recruiting both exclusive and non-exclusive partners in our existing and target market countries. International sales have typically represented approximately 10% of integration product revenues, compared to approximately 50% for our embedded database business, and we will continue to focus on opportunities in new and existing international markets in fiscal year 2011.

Pursue Growth through Innovation of Complementary Products and Services.    We will continue to invest in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers.

Our innovation efforts in fiscal year 2010 focused on the further development of the following new product and service offerings:

•	Pervasive DataSolutions™—subscription-based integration as a service delivered on-premises or as a multi-tenant service hosted by Pervasive and potentially by our ISV customers,

•

Pervasive DataRush™—our high-performance software platform for scalable data-intensive data preparation and analytics, designed to capture the parallel processing capabilities of multi-core technologies, and

•	Pervasive DataCloud®—a scalable, adaptable platform for hosting Pervasive- or partner-developed services.

We will continue to build our Pervasive DataSolutions, Pervasive DataRush and Pervasive DataCloud businesses in fiscal year 2011, as well as continue to invest in additional offerings to serve our existing customers and attract new customers.

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

Our acquisition of the assets of ChanneLinx, Inc., which was completed on July 31, 2009, is an example of our acquisition strategy. We believe that ChanneLinx’ Web-based electronic data interchange technology, WebDI, and customer base will be complementary to our existing operations. The former ChanneLinx team now operates as Pervasive Business Xchange.

Remain Focused on Profitability.    Since March 2001, we have reported thirty-eight consecutive quarters of profitability. Our past profitability is a result of our sharp focus on our core data management and data integration businesses and prudent expense management. Our performance was achieved in the midst of a very difficult economic environment and structural change in the software industry. We remain focused on profitability through our management of expenses, increasing marketing and sales productivity around the globe and as a result of our next-generation product releases and product line expansion anticipated in fiscal year 2011 and beyond.

Use of Cash.    We have meaningful cash resources relative to the size of our business and have been successful in generating positive cash flow in recent years. Continued positive cash flow generation will allow us to take advantage of suitable acquisition targets and cause us to continue to be active with our share repurchase program. In fiscal years 2007, 2008, 2009 and 2010, we acquired approximately 2.7 million, 2.2 million, 1.9 million and 1.2 million shares, respectively, of our stock on the open market at a total cost of approximately $10.8 million, $9.2 million, $7.5 million and $5.9 million, respectively. And, we began the new fiscal year with a new $10 million of authorized repurchase funds under our most recent Board-approved share repurchase program effective July 27, 2010.

Products

Our software products offer customers a proven, cost-effective way to better manage, integrate, secure and analyze their data. Delivered both directly and through ISVs, VARs, SIs, SaaS providers and other vendors, our products are designed to provide solid business value while reducing the time, complexity and cost associated with data infrastructure projects. Our focus on easily embedded technology for solutions that provide proven reliability and scalability reflects our belief in the strategic importance of this value proposition for our partners and customers, where high performance, flexibility for growth, and time to market are paramount.

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

Our most recent version, Pervasive PSQL v11, is scheduled for release in September 2010. Pervasive PSQL v11 delivers improvements in performance and increased simplicity of development, deployment and ease of use. It allows OEMs and ISVs to enforce intellectual property integrity with enhanced digital licensing management. In addition, this release enhances support for Internet Protocol version 6 (IPv6) and multicore technologies.

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

Pervasive Data Integrator™ aggregates and integrates data quickly and cost-effectively for legacy migrations as well as continuous processing, targeting the needs in the traditional Extract, Transform and Load, or ETL, market as a feed for data warehouses and ultimately business intelligence tools. The product also is ideal for integrating multiple business applications within or across organizations for real-time, event-driven integration closely aligned with key business processes. Pervasive’s technology and business model supports rapid adoption by non-programmers for simple integration tasks all the way to complex, high-volume multi-processor implementations that handle millions of transactions. Pervasive Data Integrator, through our UniversalCONNECT! Strategy, provides an exceptional range of connectivity to both data sources and targets, including all major databases, flat files and legacy formats as well as SaaS and on-premises applications and formats including Microsoft Dynamics (CRM, GP and AX); enterprise applications (SAP, Oracle, PeopleSoft, JD Edwards); SaaS applications (Salesforce, NetSuite, Xactly, Daptiv, Workday, SuccessFactors, Taleo, Jira); standards-based formats (HIPAA, HL7, NCPDP SWIFT, EDI); message queues (JMS and Websphere MQ) and enterprise service buses. The product is offered in both perpetual and subscription-based licensing models and in localized Japanese and Chinese versions in addition to the English-language offering.

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

Pervasive Data MatchMerge™ allows for rapid identification of data redundancies and data quality issues such as duplicates that cause inaccuracies within various data applications. The solution leverages Pervasive Data Integrator and Pervasive DataRush™ as the underlying technology platforms. Browser-based Pervasive Data MatchMerge is equipped with tunable algorithms for identifying potentially duplicate records and a means to rectify them within the intuitive Merge user-interface. The solution is capable of incorporating third-party and standardization applications by using standard APIs. Its tunable fuzzy matching algorithms allow analysts to quickly iterate through multiple combinations of matching and scoring properties.

Pervasive Integration Hub™ provides a comprehensive solution to a common integration scenario—a centralized hub needs to integrate with large numbers of business or trading partners, typically using different data file formats and protocols and employing different data semantics and rules. The Pervasive Integration Hub provides organizations with a central location and master process to manage profiles, define rules, and organize and validate customer data. In addition, reaching data sources behind the business partner firewall is often a challenge. Browser-based Pervasive Integration Hub includes distributed “intelligent agents” that can be used to both extract data from business partner systems, as well as update and insert data back into business partner applications.

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

Pervasive WebDI is our Web-based business-to-business electronic data interchange solution that provides supply-chain management and internal and external data exchange and integration functionality. Pervasive WebDI is a hosted solution, currently being migrated to the Microsoft Windows Azure platform, to connect businesses intelligently and provide efficient supplier management, sales and customer service and enterprise integration and data exchange, both internally and externally. The Web-based solution allows suppliers to connect with customers and streamline business processes.

New Product Innovation

We are investing in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers. Innovation efforts are focused on the conceptual design and prototype development of extensions to existing products as well as new products and services. Our innovation efforts in fiscal year 2010 focused on three product and service offerings: Pervasive DataSolutions, Pervasive DataCloud and Pervasive DataRush.

Pervasive DataSolutions™ is our first step toward realizing the power of Integration-as-a-Service. We have formed a team focused on the delivery of highly targeted application-specific solutions to provide customers and partners with data services-based integration that can be configured and deployed within hours. The first product delivered by this team is Pervasive DataSynch™ for QuickBooks and Salesforce. Made available in June 2007 via salesforce.com’s AppExchange Web site, Pervasive DataSynch automatically synchronizes customer, product and order information between Salesforce and QuickBooks. Pervasive has since introduced Pervasive DataSynch for QuickBooks and Microsoft Dynamics CRM, Pervasive DataSynch for QuickBooks Online and Salesforce, Pervasive DataRep for Salesforce, Pervasive DataSynch for FreshBooks and Salesforce, and Pervasive Integrated

Credit Card Processor. Pervasive DataSolutions anticipates launching additional data services-based offerings, which could range from data profiling to data auditing to any number of easily consumable connections for popular business and consumer applications. In addition, the Pervasive DataSolutions website functions as a WebStore for both Pervasive-developed and partner-developed cloud-hosted preconfigured subscription-based solutions.

Pervasive DataCloud® leverages the Amazon Web Services Elastic Computer Cloud to provide a scalable, adaptable platform for hosting Pervasive or partner-developed services. The platform currently has more than 200 customers consuming its services. New capabilities include a cloud-hosted environment for development of hosted integration for the other product teams within Pervasive as well as outside partners to integrate cloud-based endpoints.

Pervasive DataRush™ addresses the gap between available hardware processing power, exploding volumes of data and what the software industry has been able to deliver in terms of commercial applications to exploit multicore hardware and efficiently extract useful intelligence from massive data sets. Pervasive DataRush is a platform designed to enable applications to tap the capacity of multicore processors in order to deal with the ever-increasing data volumes and yield better, more actionable insights. Pervasive DataRush powers applications such as Pervasive DataMatcher, Pervasive MatchMerge and Pervasive Data Profiler, all designed to scale seamlessly on large, complex datasets with the ability to profile or match rapidly on widely available multicore servers.

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

Our channel sales and marketing organizations focus on our worldwide channels by targeting software developers who build packaged and SaaS applications and VARs, SIs and consultants who sell to and implement the applications for end users. These organizations have developed a number of programs utilized by the sales organization to support our channel partners, such as our Original Equipment Manufacturer (OEM) program for ISVs and partner programs for Web and systems integrators, consultants and VARs. These programs are worldwide in scope and capture leads from a variety of activities including direct response marketing and advertising, joint marketing and public relations.

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

Our other sales and marketing programs recruit and retain software developers and channel partners who develop applications that are designed to be deployed with shrink-wrap versions of our data management products. These programs include trade shows, direct mail, telemarketing and telesales activities and hands-on seminars that are designed to further recruit, develop, support and train software developers and channel partners to facilitate the deployment of on-premises and SaaS applications based on our products. If the sales volumes of these applications become sufficient, the sales group recruits these software developers into our OEM program.

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

Our direct marketing efforts are comprised largely of in-house direct email campaigns, Web, social media, communities and referral programs as well as industry tradeshows, specifically targeting IT departments and business managers as well as vertical marketing initiatives aimed at the Financial Services and Healthcare sectors. The primary goal of these marketing campaigns is to direct potential customers back to corporate and product Web sites and have them download white papers, strategic reports, and other general strategic marketing materials as well as trial versions of our software products, in particular, our integration, Pervasive DataSolutions and Pervasive DataRush products. Through our press and industry analyst relationships, the marketing team seeks industry endorsements that drive target customer buying within the integration segment. We also focus on cross-sell and upsell opportunities among our installed customer base.

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

Because of the small footprint of our software combined with its ease of use, we reap the benefits of deploying a sales model that is primarily through a staff of Sales Executives. This model facilitates conducting the majority of our sales efforts via a telephone/Web-demonstration process composed of interviews with potential customers to determine their interest level and needs, resulting in on-target product recommendations. As a result, a combination of customer-needs driven interactive demonstrations of our products using the Web for presentation, often with a specific problem from the customer, shown as a proof of concept, is produced. By using the Web for delivering these proofs of concept and the interactive demonstrations, Pervasive is able to maintain a lower sales cost, which ultimately translates into our ability to offer greater integration capabilities at an overall lower TCO. In addition, Pervasive has introduced a family of prepackaged integration solutions that are marketed and downloadable via the Web, allowing customers to rapidly access a point-to-point integration solution through an affordable subscription fee.

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

Worldwide customer service is provided through our corporate offices in Austin, Texas as well as international partners who handle local first-level support in the local language.

Professional Services

The Professional Services Group (PSG) is focused primarily on accelerating and maximizing integration ROI for customers. This group, consisting of Implementation, Solution and Training Services, has steadily built a record of success and fast deployment for clients.

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

The Solution Services group helps with enterprise-level deployments and partner (ISVs, BSPs, and SaaS vendors) connectivity and embeddability into their own product stack. Our team is comprised of business analysts, developers and project managers.

The Training Services group in PSG provides multiple training options each month in Austin, Texas. These classes are open to all licensed users of the current version of our software as well as prospects. Users can take standard product training and follow-up with focused workshop sessions. Additional consulting time can be scheduled after each session to augment course learning. The same courses and workshops are also available on-site at the customer’s location and via the Web.

Enablement Services focuses on three core areas including partner enablement, solution enablement and connectivity enablement, to help accelerate our ISVs’ and other partners’ efforts to get to market rapidly with Pervasive integration technology.

We also have a rich network of Channel partners who can supplement PSG with specialized consulting expertise.

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

Research and Development

We have made substantial investments in research and development through both internal development and technology acquisition. As of June 30, 2010, we had 73 employees in research and development and our research and development expenditures for fiscal year 2010 and 2009 were $11.8 million and $10.6 million, respectively. We will continue to invest heavily in focused research and development resources.

Our development efforts consist primarily of driving significant levels of innovation into new and current product lines with primary goals being continuous improvement of the performance of existing product features, the addition of new differentiating product features, the simplified development with and deployment and use of our products, and the on-going investment in emerging platform opportunities.

Our research and development investments in fiscal 2011 are focused on the following:

•

Embedded database technology—We continue to commit significant development resources to enhancing Pervasive PSQL with performance, features and functionality required by SME customers today and the channel of ISVs, VARs and consultants who serve them. Our database engineering team is continually focused on keeping our product up-to-date with the ever-changing environment, and the known or anticipated needs of our ISV customer base. This team also continues to improve the digital licensing capabilities of our product in order to simplify deployment and improve reporting of software licenses sold through our ISV and VAR channels and used by their end user customers. We continue to work on multicore enablement of our database engine for an upcoming release (Pervasive PSQL v11 MC scheduled for release in September 2010) to support the latest in multicore processors in rapidly commoditizing hardware.

•

Next generation integration product—Version 10 of Pervasive Data Integrator will offer enhanced functionality within a new RESTful-oriented services platform. A brand-new browser-based user interface based on Rich Internet Application (RIA) technology will be offered on a new Services-Oriented Architecture (SOA) platform. The SOA platform will provide additional deployment options, and improved enterprise and internet scalability. It will also offer new real-time event-based capabilities. Advanced repository, mapping and management console features are also expected to be added in version 10. The product also will be updated to allow embedding of the Pervasive DataRush highly parallel engine including a new dataflow-based user interface.

•	Expanded data quality capabilities—Pervasive has extended our matching capabilities using Pervasive DataRush technology. We also are partnering with data quality content providers. The Pervasive

MatchMerge offering is being updated with a browser-based interface based on Rich Internet Application (RIA) technology.

•

Connectivity expansion—We continue to invest in our integration products so that they can connect a growing range of on-premises and on-demand applications, enabling us to partner with application vendors and participate in market segments that are experiencing rapid growth. We are evolving our frameworks to enable partners to rapidly develop connectivity as well.

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

•

Parallel processing for multi-core—We continue to invest resources in the further development of our Pervasive DataRush product line. Our goal is to offer extensible libraries for data preparation and data analytics and the most scalable and easy-to-use 100% Java engine to allow software developers to quickly build highly parallel, data-intensive applications that take full advantage of the parallel processing capabilities of proliferating high-core count chip technologies. We have invested in extending Pervasive DataRush by adding the extensible core analytics library.

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

Competition

We encounter competition for our embedded database products primarily from large, public companies, including Microsoft, Oracle, Sybase/SAP, IBM, and Progress. In particular, Sybase’s small memory footprint database software product, Adaptive Server Anywhere, and Microsoft’s product, SQL Server, directly compete with our product.

The market for our integration products is highly competitive and subject to rapidly changing technology. We principally compete against custom code, where potential customers have sufficient internal technical resources to develop solutions in-house. In addition, we face competition from vendors of ETL (extract, transform and load) , data warehousing and application integration software products. Such competitors include IBM, Oracle, Business Objects/SAP, Informatica, and Information Builders as well as niche vendors in specific verticals and the SaaS integration marketplace. And, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established or emerging companies providing integration products based on existing, new or open-source technologies.

Open-source software may impact our business to the extent interest, demand and use increases in the database or integration segments and poses a challenge to our business model. Firms adopting the open-source software model typically provide customers software produced by loosely associated groups of unpaid programmers, make licenses available to end users at nominal cost, and earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. To the extent competing open-source software products gain increasing market acceptance, sales of our products may decline, we may have to reduce prices we charge for our products, and our revenue and operating margins may decline. Broad adoption of open source databases in the SME market or broad adoption of open source integration solutions could have a material adverse impact on our business.

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

Employees

As of June 30, 2010, Pervasive employed 229 full-time employees, including 83 in sales and marketing, 73 in research and development, 39 in professional services, customer service and technical support, and 34 in general and administrative. We are not subject to any collective bargaining agreement, and we believe that our relationships with our employees are good.

Facilities

Our leased headquarters facility in Austin, Texas, consists of approximately 94,000 square feet, approximately 14,000 of which has been subleased to a third party. The facility provides additional space and expansion options and is leased through October 2011. We currently lease additional offices in Greenville, South Carolina; Brussels; Frankfurt; London and Paris.

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

Seasonality May Contribute to Fluctuations in Our Quarterly Operating Results

Our business has, on occasion, experienced seasonal customer buying patterns. In past years, we have generally experienced relatively weaker demand in the quarter ending September 30. Demand for our products in Europe and Japan will generally decline in the summer months because of reduced corporate buying patterns during the vacation season. We believe this pattern may occur in the future and may contribute to fluctuations in our quarterly operating results.

Adverse Economic Conditions May Harm Our Operating Results

Our revenue and profitability depend on the overall demand for our products and services, which in turn depends on general economic and business conditions. The nature and extent of the effect of the current adverse economic conditions on our ability to sell our products and services is uncertain. A softening of demand for our products and services caused by weakening of the economy may result in decreased revenues. In addition, such adverse economic conditions may impact our customer’s ability to pay for the products they have purchased and as a consequence, we may not be able to collect our accounts receivable balances and our reserves for doubtful accounts and write-offs of accounts receivable may increase. There can be no assurance we will be able to effectively promote revenue growth rates if the current adverse economic conditions continue or deteriorate.

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

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal years 2010 and 2009 relative to fiscal year 2008. We believe the increase in 2010 and 2009 was primarily due to a number of relatively large transactions with database customers and the release of our latest version of Pervasive PSQL version 10 in June 2008. Our embedded database and related products represented approximately 60% of our revenue in fiscal year 2010. In addition, we believe the integration products we acquired in fiscal year 2004 as a result of our acquisition of Data Junction Corporation represent a growth opportunity as we invest in opportunities presented by the acquired business and related innovative initiatives. Our integration products represented approximately 35% of our revenue in fiscal year 2010. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

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

Defects or Disruptions in Our Ability to Deliver Our Products Across Various Platforms Could Diminish Demand for Our Service and Subject Us to Substantial Liability

As we continue to provide more of our products from third party data hosting platforms, there is the potential for there to be defects or disruptions in our ability to deliver our products to our customers. These potential disruptions could result in unanticipated downtime for our customers and harm our reputation and our business. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

Interruptions or Delays in Service From Our Third-Party Data Center Hosting Facilities Could Impair the Delivery of Our Service and Harm Our Business

We currently serve some of our customers from third-party data center hosting platforms. Any damage to, or failure of, the third parties’ systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

If Our Security Measures Are Breached and Unauthorized Access is Obtained to a Customer’s Data or Our Data, Our Service May be Perceived as not Being Secure and We May Incur Significant Legal and Financial Exposure and Liabilities

While we have derived the majority of our historical revenues from on premise delivery of our products, we are increasingly offering our products on third party hosted platforms. This method of delivery of our products involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and result in someone obtaining unauthorized access to our data or our customers’ data.

We May Face Problems in Connection With Past Acquisitions, Joint Ventures or Licensing Arrangements

On July 31, 2009, we announced the completion of our purchase of assets of Greenville, South Carolina-based ChanneLinx, Inc. for total consideration of approximately $2.6 million in cash. We cannot be certain we will ultimately realize all of the anticipated benefits of this acquisition to the extent that such benefits are dependent on uncertainties, including the successful integration of ChanneLinx’ employees and technologies with our existing operations and our ability to retain existing ChanneLinx customers following the acquisition.

On December 8, 2003 we announced the completion of our acquisition of privately held Data Junction Corporation, a pioneering data and application integration company based in Austin, Texas, for approximately $16.6 million in cash, net of $6.5 million of cash held by Data Junction at the time of closing of the transaction, and 5 million shares of our common stock. We cannot be certain we will ultimately realize all of the anticipated benefits of the acquisition. In particular we may not realize the strategic and operational benefits we had anticipated, including greater revenue and market opportunities, maintaining industry leadership and consistent profitability.

In July 2001, we formed a business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support certain of our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive PSQL) and Pervasive PSQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive PSQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. While this venture has been successful to date, we cannot be certain that this venture will continue to be successful, which could result in our inability to successfully operate in Japan. In addition, as part of our venture, we executed a three year master distributor agreement with AG-TECH, the initial term of which expired June 30, 2004. This agreement has been renewed twice, most recently for an additional five-year term which expires June 30, 2012. We cannot be certain that we will continue to be able to renew our agreement with AG-TECH on terms and conditions at least as favorable to Pervasive as those contained in our present agreement. Further, we may be unable to maintain or increase Japanese market demand for our products.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account for a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the fiscal year ended June 30, 2010, one distributor (our joint venture partner in Japan, AG-TECH Corporation) accounted for an aggregate of approximately 11% of our revenues, as compared to 10% in the fiscal year ended June 30, 2009. Additionally, sales related to accounting software applications has, at various times, represented as much as 20% of our revenues. Furthermore, there has been consolidation taking place among our ISVs that could narrow the number of customers who sell our products. For example, one of our ISVs, The Sage Group plc, has acquired Timberline Software Corporation, Softline Limited, ACCPAC International Inc., Sage Sesame and TAS Software, five of our ISVs. The Sage Group family of companies has, at various times, represented approximately 10% of our revenues. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

We Depend on Third-Party Technology in Our Products

We rely upon certain software we license from third parties, including software integrated with our internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain or obtain any of these software licenses, could result in shipment delays or reductions until we develop, identify, license and integrate equivalent software. Any delay in product development or shipment could damage our business, operating results and financial condition.

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

We Face Significant Competition From Other Companies

We encounter competition for our embedded database products primarily from large, public companies, including Microsoft, Oracle, Sybase/SAP, IBM and Progress. In particular, Sybase’s small memory footprint database software product, Adaptive Server Anywhere, and Microsoft’s product, SQL Server, directly compete with our products.

The market for our integration products is highly competitive and subject to rapidly changing technology. We principally compete against custom code, where potential customers have sufficient internal technical resources to develop solutions in-house. In addition, we face competition from vendors of ETL (extract, transform and load), data warehousing and application integration software products. Such competitors include IBM, Oracle, Business Objects/SAP, Informatica, and Information Builders, as well as niche vendors in specific verticals and the SaaS marketplace. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our integration solutions. These products typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Sybase/SAP and Oracle. And, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established or emerging companies providing integration products based on existing, new or open-source technologies.

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

Software-as-a-Service (SaaS) vendors have and may continue to enter our market and could cause a change in revenue models from licensing of client/server and Web-based applications to renting applications. Our competitors may be more successful than we are in adopting these revenue models and capturing related market share.

Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. For example, Microsoft, Oracle, IBM and Sybase all currently license royalty-free limited versions of their database technologies. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Sybase/SAP, IBM, Progress, MySQL/Oracle, Ascential/IBM, Business Objects/SAP, Informatica, Information Builders or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs, which may limit our ability to sell our products through particular partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business, operating results and financial condition. We cannot be certain we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

We are Susceptible to a Shift in the Market for Client/Server Applications Toward Web-Based or Hosted Applications

We have derived substantially all of our historical embedded database product revenues from the use of our products in client/server applications. We expect to rely on continued market demand for client/server applications indefinitely. However, we believe market demand may shift from client/server applications to Web-based or hosted applications. If so, we cannot be certain our existing client/server developers will migrate to Web-based or hosted applications and continue to use our products or that other developers of Web-based or hosted applications would select our data management products. In addition, this shift could result in a change in revenue models from licensing of client/server applications to renting of Web-based or hosted applications from SaaS vendors. A decrease in client/server application sales coupled with an inability to derive revenues from the Web-based or hosted application market could have a material adverse effect on our business, operating results and financial condition.

We Depend on International Sales and Operations

We anticipate for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the fiscal year ended June 30, 2010, we derived 30% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

Further, in October 2000, our Board of Directors approved the adoption of a shareholder rights plan (the Rights Plan). The Rights Plan will expire in October 2010.

We May Elect to Raise Additional Capital Which Might Not Be Available or Which, if Available, May Be on Terms That Are Not Favorable to Us

We may elect to raise additional funds, and we cannot be certain we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our product, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

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

During the seventeen fiscal quarters ending June 30, 2010, the Company has acquired approximately 8.6 million shares of its common stock on the open market at a total cost of approximately $36.0 million, or approximately $4.16 price per share. The Company’s Board of Directors recently approved a new stock repurchase plan effective July 27, 2010, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2010 fiscal year that remained unresolved.

ITEM 2.	PROPERTIES

Our leased headquarters facility in Austin, Texas, consists of approximately 94,000 square feet, approximately 14,000 of which has been subleased to a third party. The facility provides additional space and expansion options and is leased through October 2011. We currently lease offices in Greenville, South Carolina, Brussels, Frankfurt, London and Paris. We believe our existing facilities are suitable and will be adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The company is not a party to any material legal proceeding.

On January 21, 2010, JuxtaComm-Texas Software, LLC (“JuxtaComm”) filed a complaint (as amended April 22, 2010) in the Eastern District of Texas against 20 defendants, including Pervasive, alleging patent infringement. The case is currently in the early discovery phase. We filed an answer to the complaint on May 5, 2010. On July 15, 2010, JuxtaComm filed its Disclosure of Asserted Claims and Infringement Contentions. We filed our patent Invalidity Contentions on September 13, 2010. The patent in question, United States Patent number 6,195,662 titled “System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems,” was issued on February 27, 2001 with a filing date of June 26, 1998. Data Junction Corporation, acquired by Pervasive in December 2003, has been in the data integration business since the mid-1980s and sold its data transformation products long prior to the filing of the Juxtacomm patent. Pervasive’s products use the DataJunction data transformation engine and therefore we believe the patent is either invalid or our products do not infringe the patent. Additionally, there exists substantial “prior art” to point to in our defense and we believe we will prevail either (a) in our patent invalidity contentions or (b) our non-infringement contentions. Pervasive intends to vigorously defend itself and believes the outcome of this proceeding will not have a material adverse effect on our business, operating results or financial condition.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded in the Nasdaq Global Market under the symbol PVSW. The Company completed its initial public offering and commenced trading on September 26, 1997. The following tables set forth the high and low closing sales prices of the Company’s common stock for each quarterly period during the two years ended June 30, 2010.

Fiscal 2009	High	Low
First Quarter	$4.45	$3.64
Second Quarter	$4.34	$3.49
Third Quarter	$4.29	$3.32
Fourth Quarter	$6.13	$4.27

Fiscal 2010	High	Low
First Quarter	$6.10	$4.67
Second Quarter	$5.87	$4.67
Third Quarter	$5.49	$4.75
Fourth Quarter	$5.30	$4.66

As of August 31, 2010, there were approximately 235 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder.

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 to April 30, 2010	101,665	$5.13	9,707,278	$4,782,000
May 1, 2010 to May 31, 2010	190,064	$4.90	9,897,342	$3,844,000
June 1, 2010 to June 30, 2010	169,017	$4.96	10,066,361	$3,001,000

Total	460,746

On July 27, 2010, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on July 27, 2010. During the three months ended June 30, 2010 and the 27 days ended July 27, 2010, we repurchased 460,746 and 345,265 shares of common stock at a cost of approximately $2.3 million and $1.7 million, respectively, under the prior stock repurchase plan approved in March 2009. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

The Company had no sales of unregistered securities in fiscal year ended June 30, 2010.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of income data for the fiscal years ended June 30, 2008, 2009 and 2010 and the consolidated balance sheet data at June 30, 2009 and 2010 are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of income data for the periods ended June 30, 2006 and 2007 and the consolidated balance sheet data at June 30, 2006, 2007 and 2008 are derived from audited consolidated financial statements not included herein.

	Year Ended June 30,
	2006	2007	2008	2009	2010
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues:
Product licenses	$33,776	$28,851	$29,343	$32,322	$30,764
Services and other	11,804	11,932	13,124	14,896	16,449

Total revenue	45,580	40,783	42,467	47,218	47,213
Costs and expenses:
Cost of product licenses	2,407	3,437	2,229	1,287	1,199
Cost of services and other	5,602	4,439	4,244	4,569	4,767
Sales and marketing	18,712	15,349	17,949	18,697	18,887
Research and development	10,320	9,819	10,205	10,567	11,775
General and administrative	6,588	5,539	5,084	5,389	4,948
Management restructuring charge	771	—	—	—	––

Total costs and expenses (1)	44,400	38,583	39,711	40,509	41,576

Operating income	1,180	2,200	2,756	6,709	5,637
Interest and other income, net	1,446	2,269	1,659	696	208
Income tax benefit (provision)	2,150	(432)	(1,405)	(2,094)	(1,773)

Net income	4,776	4,037	3,010	5,311	4,072

Basic earnings per share	$0.21	$0.19	$0.15	$0.30	$0.24

Diluted earnings per share	$0.21	$0.19	$0.15	$0.29	$0.23

Shares used in computing basic earnings per share	22,468	21,475	19,558	17,646	16,622
Shares used in computing diluted earnings per share	22,687	21,744	19,951	18,431	17,549

	June 30,
	2006	2007	2008	2009	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$31,137	$31,563	$33,190	$18,029	$7,086
Marketable securities	12,405	14,788	11,759	25,381	33,267
Working capital	43,121	43,456	41,055	41,593	38,923
Total assets	100,638	97,740	94,744	94,706	94,565
Long-term liabilities, net of current portion	––	—	—	—	––
Total stockholders’ equity	89,161	87,004	83,276	82,992	82,991

(1)	Total costs and expenses include the impact of SFAS 123(R) share-based payments of $3.0 million, $2.1 million, $1.8 million, $1.7 million and $1.8 million for the years ended June 30, 2006, 2007, 2008, 2009 and 2010, respectively. See Note 2 Summary of Significant Accounting Policies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

Our Business

Pervasive Software (NASDAQ: PVSW) helps companies get the most out of their data investments through agile and embeddable software and cloud-based services for data management, data integration, B2B exchange and analytics. The embeddable Pervasive PSQL™ database engine provides robust database reliability in a near-zero database administration environment for packaged business applications. Pervasive’s multi-purpose data integration platform, available on-premises and in the cloud, accelerates the sharing of information between multiple data stores, applications, and hosted business systems and allows customers to re-use the same software for diverse integration scenarios.

Our PSQL database products generated approximately 60% of our revenue during fiscal year 2010. Channel adoption trends for version 10 of our Pervasive PSQL database have been good since its launch in September 2007, along with subsequent updates including Pervasive PSQL v10.10, which is Microsoft Certified for Windows Server 2008, and Pervasive PSQL v10 SP3 for compatibility with Windows 7. Our most recent version, Pervasive PSQL v11, is scheduled for release in September 2010. Pervasive PSQL v11 delivers improvements in performance and increased simplicity of development, deployment and ease of use, including enhanced digital license management and enhanced support for IPv6 and multi-core technologies.

Our Integration products generated approximately 35% of our revenue and are well-received by our existing and new customers, including end users and commercial cloud and on-premises software developers alike.

Our solid results in both of our core product lines allow us to continue to fund our commitment to innovation. We intend to continue to invest in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers. Our innovation efforts in fiscal year 2008,

2009 and 2010 have resulted in the introduction and further development of various new product and service offerings:

•	Pervasive DataSolutions—subscription-based integration as a service delivered on-premises or as a multi-tenant service hosted by Pervasive and potentially by our ISV customers,

•

Pervasive DataRush—our high-performance software platform for scalable data-intensive data preparation and analytics, designed to capture the parallel processing capabilities of multi-core technologies, and

•	Pervasive DataCloud®—a scalable, adaptable platform for hosting Pervasive- or partner-developed services.

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

On July 31, 2009, we completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc., a Web-based electronic data interchange (Web DI) technology company, for total consideration of approximately $2.6 million in cash. The acquired business, which now operates as Pervasive Business Xchange, is complementary to the Company’s other products and operations. Pervasive Business Xchange has provided additional revenues of $1.7 million for the period August 1, 2009 to June 30, 2010.

We develop, market, sell and support our offerings worldwide through our principal office in Austin, Texas and our Greenville, South Carolina office and through international offices in Brussels, Frankfurt, Paris and London and a joint venture in Japan.

Our Operating Results

Our comparative results for the fiscal year ended June 30, 2010:

•

Revenue was $47.2 million and $47.2 million in the fiscal years ending June 30, 2010 and 2009, respectively. The company closed two relatively large transactions with database customers representing approximately $2.4 million in revenue during the first quarter of fiscal year 2010 and approximately $3.0 million in revenue during the third quarter of fiscal year 2009.

•	Net income was $4.1 million and $5.3 million in the fiscal years ending June 30, 2010 and 2009, respectively.

•	Operating income, a financial measure before interest income and taxes, was $5.6 million and $6.7 million in the fiscal years ending June 30, 2010 and 2009, respectively.

•

We continued to generate positive cash flow from operations with $6.6 million and $6.5 million in the fiscal years ending June 30, 2010 and 2009, respectively. We ended fiscal year 2010 with $40.4 million in cash and marketable securities.

•

We acquired approximately 1.2 million shares of our common stock, at a cost of approximately $6.1 million in the fiscal year ending June 30, 2010. Issued and outstanding shares of common stock as of June 30, 2010 totaled approximately 17.2 million.

Market Trends

Over the past 25 years, businesses of all sizes have invested billions of dollars in application software that enabled them to automate and simplify their business processes. As the sales and implementation of these application packages proliferated, including increasingly heterogeneous environments that use both cloud-based and on-premises software, organizations have faced increasing data and application infrastructure challenges and an entire software market segment emerged to address these challenges. The growth of the infrastructure software market in the United States, we believe, can primarily be traced to the demand for technologies that extend the use of established systems, enable the rapid deployment of new applications, and improve the ability to collaborate and communicate with customers and suppliers.

At the same time, we believe that the software markets as a whole are going through rapid change. The emergence of cloud-based infrastructure and applications is testament to the increasing demand for the scalability and rapid deployment provided by the SaaS delivery model. Organizations increasingly demand software that provides ease of use, re-usability, standards compliance, and cost-effective maintenance. In this environment, having a “value” orientation—delivering flexibility and performance with high return on investment—becomes increasingly critical. As these market disruption trends continue, we believe infrastructure software will be a key ingredient for all businesses as they seek to integrate and streamline their back-end systems and eliminate delays in the management and execution of critical processes. Infrastructure software includes, among other things, application development tools, integration tools and solutions, business intelligence, database, and security solutions. Additionally, in uncertain economic environments, customers tend to be conservative about investments in new technology and remain loyal to proven technologies.

In addition, the rapid proliferation of commodity multicore hardware, along with exploding data volumes, provides opportunities for companies to leverage affordable servers that have multiple cores in a single box to extract value from large volumes of data—but only if they have software that can effectively scale on multiple cores. The inevitable performance gains traditionally delivered by faster processors under “Moore’s Law” now must rely on a new generation of infrastructure software that can scale on ever-updating multicore hardware platforms.

We believe these trends will favor Pervasive. We believe the market for data infrastructure software, in particular, is experiencing significant market disruption due to the high cost of many competing, more labor-intensive solutions. We further believe well-established value leaders tend to prevail in cost-sensitive markets, and Pervasive, with its strengths in scalable data management and integration solutions, is well-positioned to benefit from the trends in these markets. Pervasive also delivers the Pervasive DataRush platform that powers applications with seamless scalability on multicore servers. Separately, updates to the flagship Pervasive PSQL database enable applications that embed the database to deliver significant performance improvements on dual-core, 4-core and 8-core servers. In addition, the ability to deliver preconfigured packaged integration solutions offers the opportunity to attract non-technical users and address unmet market needs. While the global economic slowdown continues, we believe our value orientation and reputation as an established vendor with highly reliable offerings positions Pervasive to continue to prosper.

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

Going Forward

In 2011, the Company is focused on:

•	the continued marketing of our embedded database product, Pervasive PSQL Summit v10.10, and our next version release, Pervasive PSQL 11, scheduled for release in September 2010;

•	growing the sales of our integration product line both through direct sales and through highly leverageable indirect channels;

•

continuing the investment in new product and service innovation, including the further advancement of our innovation initiatives from fiscal 2010: Pervasive DataSolutions (to take advantage of market trends in Integration-as-a-Service and other on demand data solutions), Pervasive DataCloud (to provide a scalable cloud-based platform for development and deployment of both Pervasive- and partner-developed on-demand services) and Pervasive DataRush (to serve revolutionary next-generation analytics by capturing the parallel processing capabilities of proliferating multi-core technologies).

•	growing the Pervasive Business Xchange Web-based electronic data interchange business and customer base; and,

•

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

Stock-Based Compensation Expense—We account for employee share-based compensation costs, to include stock options and restricted stock, in accordance with ASC 718 Compensation – Stock Compensation. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our share-based awards rather than implied volatility, while the expected life was estimated to be four years based on historical trends since our initial public offering. Further, we estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. Accordingly, our estimate of fair value may not represent the value assigned by a third-party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially impacts our results of operations, it has no impact on our cash position.

Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. Prior to fiscal year 2006, we had concluded that a valuation allowance was required for all periods presented to the extent that we do not anticipate the ability to utilize a portion of the deferred tax assets. In subsequent years, we were able to determine that we expected to realize a portion of our deferred tax assets in excess of the net recorded amount, resulting in an adjustment to the deferred tax asset valuation allowance. Additionally, the valuation allowance was reduced by Canada net operating loss carryforwards that expired prior to utilization and were previously offset by a valuation allowance. State tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future. The valuation allowance remaining at June 30, 2010 relates entirely to estimated expiration of state tax credit carryforwards prior to utilization.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are occasionally under audit by tax authorities in various jurisdictions. Although we believe we have appropriate support for the positions taken on our tax returns, we have recorded a liability for our best estimate of the probable loss on certain of these positions. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from intercompany transfer pricing. Although we believe our recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although we believe the estimates and assumptions supporting our assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. Due to the complexity involved, we are not able to estimate the range of reasonably possible losses in excess of amounts recorded.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of income.

	Year Ended June 30,
	2008	2009	2010
Revenues:
Product licenses	69%	68%	65%
Services and others	31	32	35

Total revenues	100%	100%	100%
Costs and expenses:
Cost of product licenses	5	3	3
Cost of services and other	10	10	10
Sales and marketing	43	40	40
Research and development	24	22	25
General and administrative	12	11	10

Total costs and expenses	94	86	88

Operating income	6	14	12
Interest and other income, net	4	1	—
Income tax provision	(3)	(4)	(3)

Net income	7%	11%	9%

Revenues

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal years 2010 and 2009 relative to fiscal year 2008. We believe the increase in 2010 and 2009 was primarily due to a number of relatively large transactions with database customers and the release of our latest version of Pervasive PSQL version 10 in June 2008. Our embedded database and related products represented approximately 60% of our revenue in fiscal year 2010. In addition, we believe the integration products we acquired in fiscal year 2004 as a result of our acquisition of Data Junction Corporation represent a growth opportunity as we invest in opportunities presented by the acquired business and related innovative initiatives. Our integration products represented approximately 35% of our revenue in fiscal year 2010. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

We generated total revenue of $42.5 million, $47.2 million and $47.2 million for the fiscal years ended June 30, 2008, 2009 and 2010, respectively, which represents an increase of 11% from fiscal 2008 to 2009 and 2010. Our product license revenues were $29.3 million, $32.3 million and $30.8 million for the fiscal years ended June 30, 2008, 2009 and 2010, respectively, which represents an increase of 10% from fiscal 2008 to 2009, and a decrease of 5% from fiscal 2009 to 2010. Our service and other revenues were $13.1 million, $14.9 million and $16.4 million for the fiscal years ended June 30, 2008, 2009 and 2010, respectively, which represents an increase of 14% from fiscal 2008 to 2009, and an increase of 10% from fiscal 2009 to 2010.

International revenues, consisting of all revenue from customers located outside of North America, were $16.2 million, $16.5 million and $14.2 million in fiscal 2008, 2009 and 2010, representing 38%, 35% and 30% of total revenue, respectively. The decrease in international revenue in fiscal year 2010 is primarily attributed to a decrease in our embedded database revenue in Europe. We expect international revenue will continue to account for a significant portion of our revenue in the future.

Costs and Expenses

Cost of Product Licenses.    Cost of product licenses consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product licenses was $2.2 million, $1.3 million and $1.2 million in fiscal 2008, 2009 and 2010, representing 5%, 3% and 3% of total revenues respectively. The decrease in cost of product licenses revenue in fiscal year 2009 is primarily the result of the completion during the second quarter of fiscal year 2009 of the amortization of purchased technology associated with the acquisition of Data Junction. We anticipate that cost of product licenses revenue in fiscal year 2011 will be consistent with fiscal year 2010.

Cost of Services and Other.    Cost of services and other consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase, and the costs to deliver professional services and training services to others. Cost of services and other was $4.2 million, $4.6 million and $4.8 million in fiscal 2008, 2009 and 2010, representing 10% of total revenues for each of the fiscal years. We anticipate cost of services and other in fiscal year 2011 will be consistent with fiscal year 2010.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment, marketing programs and promotional expenses. Sales and marketing expenses were $17.9 million, $18.7 million and $18.9 million in fiscal 2008, 2009 and 2010, representing 43%, 40% and 40% of total revenues, respectively. Sales and marketing expenses increased in fiscal 2009 primarily due to an increase in costs related to sales and marketing personnel and increased investment in marketing programs in support of new product releases and our efforts around our innovation products. Sales and marketing expenses increased in fiscal 2010 primarily due to an increase in our sales and marketing personnel and investment in marketing programs in support of our new products and services as well as our acquisition of ChanneLinx in July 2009. We anticipate sales and marketing expenses will increase during fiscal year 2011 as we increase our sales and marketing personnel and invest in marketing programs to support continued growth in our integration products and in support of our new products and services.

Research and Development.    Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $10.2 million, $10.6 million and $11.8 million in fiscal 2008, 2009 and 2010, representing 24%, 22% and 25% of total revenues, respectively. Research and development expenses increased in fiscal year 2009 primarily due to increased investment in innovation of extensions to existing products as well as new products and services. Research and development expenses increased in fiscal year 2010 primarily due to increased research and development spending as a result of the acquisition of ChanneLinx in July 2009. We anticipate our research and development spending in fiscal year 2011 will be consistent with fiscal year 2010.

General and Administrative.    General and administrative expenses consist primarily of personnel salaries and other costs of our finance, human resources and administrative departments. General and administrative expenses were $5.1 million, $5.4 million and $4.9 million in fiscal year 2008, 2009 and 2010, representing 12%, 11% and 10% of total revenues, respectively. We believe our general and administrative expenses in fiscal year 2011 will be consistent with fiscal year 2010.

Share-based compensation expense.    Share-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options accounted for under ASC 718 Compensation—Stock Compensation. (See Notes 2 and 6 to the Consolidated Financial Statements.) Share-based compensation expense was included in costs and expenses as follows:

(Amounts in thousands)	2008	2009	2010
Cost of service and other revenues	$47	$40	$46
Sales and marketing	494	436	539
Research and development	212	168	252
General and administrative	1,040	1,021	917

Total	$1,793	$1,665	$1,754

We believe our share-based compensation expense in fiscal year 2011 will be consistent with fiscal year 2010.

Interest and Other Income.    Interest and other income consists primarily of interest earned on various investments and was approximately $1.7 million, $0.7 million and $0.2 million in fiscal years 2008, 2009 and 2010, respectively. The decrease in interest and other income in fiscal 2009 and 2010 is primarily the result of lower yields on invested funds and investing a portion of our investments in tax-advantaged instruments.

Provision for Income Taxes.    Provision for income taxes related to operations was approximately $1.4 million, $2.1 million and $1.8 million in fiscal 2008, 2009 and 2010, respectively. The provision for income taxes in fiscal years 2008, 2009 and 2010 consist of income taxes related to both our foreign and domestic operations, offset by tax credits generated and other permanent tax differences.

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

	Quarter Ended
	Sept. 30 2008	Dec. 31 2008	Mar. 31 2009	June 30 2009	Sept. 30 2009	Dec. 31 2009	Mar. 31 2010	June 30 2010
	(in thousands, except per share data)
Revenues:
Product licenses	$8,154	$7,163	$9,353	$7,652	$8,335	$7,393	$7,552	$7,484
Services and other	3,733	4,026	3,689	3,448	3,865	4,215	4,133	4,236

Total revenues	11,887	11,189	13,042	11,100	12,200	11,608	11,685	11,720
Costs and expenses:
Cost of product licenses	491	427	214	155	249	308	317	325
Cost of services and other	1,112	1,277	1,157	1,023	1,173	1,209	1,212	1,173
Sales and marketing	4,550	4,556	4,923	4,668	4,702	4,574	4,772	4,839
Research and development	2,535	2,571	2,761	2,700	2,944	2,974	2,895	2,962
General and administrative	1,470	1,221	1,435	1,263	1,393	1,162	1,164	1,229

Total costs and expenses	10,158	10,052	10,490	9,809	10,461	10,227	10,360	10,528

Operating income	1,729	1,137	2,552	1,291	1,739	1,381	1,325	1,192
Interest and other income, net	210	175	171	140	102	47	33	26
Income tax provision	(656)	(153)	(840)	(445)	(578)	(450)	(358)	(387)

Net income	$1,283	$1,159	$1,883	$986	$1,263	$978	$1,000	$831

Basic earnings per share	$0.07	$0.07	$0.11	$0.06	$0.07	$0.06	$0.06	$0.05

Diluted earnings per share:	$0.07	$0.06	$0.10	$0.06	$0.07	$0.06	$0.06	$0.05

As a Percentage of Revenues:
Revenues:
Product licenses	69%	64%	72%	69%	68%	64%	65%	64%
Services and other	31	36	28	31	32	36	35	36

Total revenues	100	100	100	100	100	100	100	100
Costs and expenses:
Cost of product licenses	4	4	2	1	2	3	3	3
Cost of services and other	9	11	9	9	10	10	10	10
Sales and marketing	39	41	38	42	39	39	41	41
Research and development	21	23	21	24	24	26	25	25
General and administrative	12	11	11	11	11	10	10	11

Total costs and expenses	85	90	81	88	86	88	89	90

Operating income	15	10	19	12	14	12	11	10
Interest and other income, net	2	1	1	1	1	—	—	—
Income tax benefit (provision)	(6)	(1)	(6)	(4)	(5)	(4)	(3)	(3)

Net income	11%	10%	14%	9%	10%	8%	8%	7%

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

Liquidity and Capital Resources

Cash provided by operations was $7.9 million, $6.5 million and $6.6 million for fiscal 2008, 2009 and 2010, respectively. Cash provided by operations decreased in fiscal 2009 as compared to fiscal year 2008 primarily as a result of an increase in our trade receivables.

We invested, net, $13.5 million and $8.0 million in marketable securities in fiscal 2009 and 2010, respectively. We received net proceeds of $3.1 million from the sale or maturity of marketable securities in fiscal 2008. In addition, we purchased property and equipment totaling approximately $0.7 million, $0.8 million and $0.6 million in fiscal 2008, 2009 and 2010, respectively. This property consisted primarily of computer hardware and software for general upgrade requirements for all fiscal years.

During fiscal years 2008, 2009 and 2010, we repurchased approximately 2.2 million, 1.9 million and 1.2 million shares, respectively, of common stock at a cost of approximately $9.2 million, $7.6 million and $6.1 million, respectively. In July 2010, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on July 27, 2010. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During fiscal years ended June 30, 2008, 2009 and 2010, we received approximately $0.4 million, $0.2 million and $0.4 million, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 144,000, 62,000 and 147,000 for the fiscal years ending June 30, 2008, 2009 and 2010, respectively.

We are exploring new opportunities to build, license or acquire products and services for introduction to and through our expansive worldwide channel. Any such transaction could cause us to issue dilutive equity securities, reduce our cash and marketable securities, or incur debt or contingent liabilities.

On June 30, 2010, we had $38.9 million in working capital including $40.4 million in cash, cash equivalents and marketable securities, compared to working capital of $41.6 million at June 30, 2009.

Summary Disclosures About Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual obligations	Payments due by period			3 –5 years	More than 5 years
	Total	Less than 1 year	1 –3 years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$1,869	$1,348	$521	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$1,869	$1,348	$521	—	—

Off-Balance Sheet Arrangements

As of June 30, 2010, we are not involved in any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Standards

In December 2007, the FASB issued guidance on Business Combinations, which was incorporated into ASC 805 (formerly Statement No. 141(R)), that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This guidance was adopted by the Company on July 1, 2009 and will apply prospectively to business combinations completed on or after that date, which includes the ChanneLinx acquisition discussed in Note 8.

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

In June 2009, the FASB issued ASU 2009-01, Topic 105—Generally Accepted Accounting Principles (formerly SFAS No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. ASU 2009-01 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. ASU 2009-01 was adopted by the Company on July 1, 2009 and did not have a significant impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force to amend certain guidance in FASB Accounting Standards Codification ™ (ASC) 605, Revenue Recognition, 25, “Multiple-Element Arrangements”. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The amended guidance becomes effective for the Company on July 1, 2010. The Company does not expect the amended guidance to have a significant impact on its consolidated financial statements.

The FASB also issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, to amend the scope of arrangements under ASC 985,

Software, 605, “Revenue Recognition” to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality.

The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 985-605, concurrently with the amended guidance in ASC 605-25, beginning on July 1, 2010. The Company is in the process of evaluating the impact the amendments to ASC 605-25 and ASC 985-605 will have on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Belgium, Germany, France and England and a joint venture in Japan, and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2008, the result would have been a decrease in revenue and operating income of approximately $0.6 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2009, the result would have been a decrease in revenue and operating income of approximately $0.3 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2010, the result would have been a decrease in revenue and operating income of approximately $0.2 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2008, the result would have been an increase in operating income of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2009, the result would have been a decrease in operating income of approximately $0.5 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2010, the result would have been a decrease in operating income of approximately $0.1 million. The impact of fluctuations in the relative value of all other currencies for fiscal 2008, 2009 and 2010 was not material.

We monitor our foreign currency exposure and, from time to time, will attempt to reduce exposure through hedging. Gains and losses on foreign currency hedging were not material to the consolidated financial statements for fiscal years ended June 30, 2008, 2009, and 2010 as such hedging activities were minimal.

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

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Office and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under

Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, (i) the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The effectiveness of our internal control over financial reporting as of June 30, 2010 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15(a)(1) of this Report.

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

The information regarding directors and corporate governance matters is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants’ Annual Meeting of Stockholders to be held on November 15, 2010. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2010.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, and their ages as of August 31, 2010, and biographical summaries are as follows:

Name	Age	Position
John E. Farr	50	President, Chief Executive Officer and Director
Randall G. Jonkers	53	Chief Financial Officer
Michael Hoskins	56	Chief Technology Officer and Director
Stephen Padgett	50	Vice President, Information Technology

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

These are no family relationships among any of our executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Stock Ownership of Certain Beneficial Owners and Management” of the Proxy Statement. Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference from the section entitled “Employment Contracts and Change of Control Arrangements” of the Proxy Statement.

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

(a)(1) Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts is filed on page S-1 of this Report on Form 10-K.

(b) Exhibits

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2++++	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.10+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.11+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.13+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.14++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.15++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
++++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 5, 2007.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.

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

September 13, 2010 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ JOHN E. FARR	President and Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2010
John E. Farr

/S/ RANDALL G. JONKERS	Chief Financial Officer	September 13, 2010
Randall G. Jonkers	(Principal Financial and Accounting Officer)

/S/ SHELBY H. CARTER, JR.	Director and Chairman of the Board	September 13, 2010
Shelby H. Carter, Jr.

/S/ NANCY R. WOODWARD	Director	September 13, 2010
Nancy R. Woodward

/S/ DAVID A. BOUCHER	Director	September 13, 2010
David A. Boucher

/S/ DAVID R. BRADFORD	Director	September 13, 2010
David R. Bradford

/S/ JEFFREY S. HAWN	Director	September 13, 2010
Jeffrey S. Hawn

/S/ MICHAEL E. HOSKINS	Director	September 13, 2010
Michael E. Hoskins

SCHEDULE II

PERVASIVE SOFTWARE INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions/ Write-offs Charged to Allowance	Other Additions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2008	305	84	99	––	290
Year ended June 30, 2009	290	305	35	––	560
Year ended June 30, 2010	560	177	244	––	493

Valuation Allowance for Deferred Tax Assets:
Year ended June 30, 2008	3,756	—	835	––	2,921
Year ended June 30, 2009	2,921	—	2,697	––	224
Year ended June 30, 2010	224	—	––	––	224

S-1

PERVASIVE SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pervasive Software Inc.:

We have audited Pervasive Software Inc. (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three years in the period ended June 30, 2010 and the related financial statement schedule, and our report dated September 13, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 13, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pervasive Software Inc:

We have audited the accompanying consolidated balance sheets of Pervasive Software Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pervasive Software, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2010 expressed an unqualified opinion on the effective operation of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 13, 2010

PERVASIVE SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2009	2010
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents, including interest-bearing investments of $15,467 in 2009 and $4,563 in 2010	$18,029	$7,086
Marketable securities	25,381	33,267
Trade accounts receivable, net of allowance for doubtful accounts of $560 in 2009 and $493 in 2010	7,852	8,051
Deferred income tax assets	818	650
Prepaid expenses and other current assets	1,227	1,443

Total current assets	53,307	50,497
Property and equipment, net	1,474	1,333
Purchased intangibles, net	22	2,140
Goodwill	38,508	38,508
Deferred income tax assets	1,169	1,301
Other assets	226	786

Total assets	$94,706	$94,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,008	$677
Accrued payroll and payroll related costs	2,020	2,008
Deferred rent and lease related accruals	928	534
Other accrued expenses	1,416	1,089
Deferred revenue	6,342	7,266

Total current liabilities	11,714	11,574

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; Authorized—75,000,000 shares; issued 27,128,069 and 27,393,954 shares in 2009 and 2010, respectively; outstanding—18,065,093 and 17,159,932 shares in 2009 and 2010, respectively	72,834	68,889
Accumulated other comprehensive loss	(1,031)	(1,159)
Retained earnings	11,189	15,261

Total stockholders’ equity	82,992	82,991

Total liabilities and stockholders’ equity	$94,706	$94,565

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended June 30,
	2008	2009	2010
	(in thousands, except per share data)
Revenues:
Product licenses	$29,343	$32,322	$30,764
Services and other	13,124	14,896	16,449

Total revenues	42,467	47,218	47,213
Costs and expenses:
Cost of product licenses	2,229	1,287	1,199
Cost of services and other	4,244	4,569	4,767
Sales and marketing	17,949	18,697	18,887
Research and development	10,205	10,567	11,775
General and administrative	5,084	5,389	4,948

Total costs and expenses	39,711	40,509	41,576

Operating income	2,756	6,709	5,637
Interest and other income	1,659	696	208

Income before income taxes	4,415	7,405	5,845
Income tax provision	(1,405)	(2,094)	(1,773)

Net income	$3,010	$5,311	$4,072

Basic earnings per share	$0.15	$0.30	$0.24

Diluted earnings per share	$0.15	$0.29	$0.23

See accompanying notes

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at June 30, 2007	$85,501	$(1,365)	$2,868	$87,004
Acquisition of 2,248,394 treasury shares, cumulative treasury shares of 7,200,224 and cost of $27,462 at June 30, 2008	(9,152)	—	––	(9,152)
Issuance of common stock pursuant to the exercise of stock options and restricted stock awards	425	—	––	425
Stock-based compensation expense	1,793	—	––	1,793
Adjustment to additional paid in capital related to tax effect of stock-based awards	28	—	––	28
Unrealized gain on investments	—	49	––	49
Foreign currency translation adjustment	—	119	––	119
Net income	—	—	3,010	3,010

Total comprehensive income				3,178

Balances at June 30, 2008	78,595	(1,197)	5,878	83,276
Acquisition of 1,862,752 treasury shares, cumulative treasury shares of 9,062,976 and cost of $35,001 at June 30, 2009	(7,613)	—	––	(7,613)
Issuance of common stock pursuant to the exercise of stock options and restricted stock awards	215	—	––	215
Stock-based compensation expense	1,665	—	––	1,665
Adjustment to additional paid in capital related to tax effect of stock-based awards and tax payments	(28)	—	––	(28)
Unrealized gain on investments	—	85	––	85
Foreign currency translation adjustment	—	81	––	81
Net income	—	—	5,311	5,311

Total comprehensive income				5,477

Balances at June 30, 2009	72,834	(1,031)	11,189	82,992
Acquisition of 1,171,046 treasury shares, cumulative treasury shares of 10,234,022 and cost of $40,904 at June 30, 2010	(6,122)	—	––	(6,122)
Issuance of common stock pursuant to the exercise of stock options and restricted stock awards	370	—	––	370
Stock-based compensation expense	1,754	—	––	1,754
Adjustment to additional paid in capital related to tax effect of stock-based awards and tax payments	53	—	––	53
Unrealized loss on investments	—	(127)	––	(127)
Foreign currency translation adjustment	—	(1)	––	(1)
Net income	—	—	4,072	4,072

Total comprehensive income				3,944

Balances at June 30, 2010	$68,889	$(1,159)	$15,261	$82,991

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2008	2009	2010
	(in thousands)
Cash from operations
Net income	$3,010	$5,311	$4,072
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,120	1,439	1,296
Write-off of purchased technology	147	—	—
Bad debt expense and other non-cash adjustments	84	305	229
Deferred income tax expense (benefit)	(211)	66	37
Stock-based compensation expense	1,793	1,665	1,754
Change in operating assets and liabilities:
Current assets	78	(2,649)	(711)
Accounts payable and accrued liabilities	538	323	(976)
Deferred revenue	305	62	862

Net cash provided by operations	7,864	6,522	6,563
Cash from investing activities
Purchase of property and equipment	(651)	(835)	(582)
Purchase of marketable securities	(41,843)	(31,659)	(46,989)
Proceeds from sale or maturity of marketable securities	44,919	18,121	38,976
Business acquisition	—	—	(2,611)
(Increase) decrease in other assets and other	(33)	76	(505)

Net cash provided by (used in) investing activities	2,392	(14,297)	(11,711)
Cash from financing activities
Purchase of treasury stock	(9,152)	(7,613)	(6,122)
Proceeds from exercise of stock options and employee stock purchase plan	425	215	370

Net cash used in financing activities	(8,727)	(7,398)	(5,752)
Effect of exchange rate changes on cash and cash equivalents	98	12	(43)

Change in cash and cash equivalents	1,627	(15,161)	(10,943)
Cash and cash equivalents at beginning of year	31,563	33,190	18,029

Cash and cash equivalents at end of year	$33,190	$18,029	$7,086

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

1.	The Company

Pervasive Software (NASDAQ: PVSW) helps companies get the most out of their data investments through agile, embeddable software including on-premises and cloud-based services for data management, data integration, B2B exchange and analytics. The embeddable Pervasive PSQL™ database engine provides robust database reliability in a near-zero database administration environment for packaged business applications. Pervasive’s multi-purpose data integration platform, available on-premises and in the cloud, accelerates the sharing of information between multiple data stores, applications, and hosted business systems and allows customers to re-use the same software for diverse integration scenarios. Pervasive DataRush™ is an embeddable parallel dataflow platform enabling data-intensive applications such as claims processing, risk analysis, fraud detection, data mining, predictive analytics, sales optimization and marketing analytics. For more than two decades, Pervasive products have delivered value to tens of thousands of customers in more than 150 countries with a compelling combination of performance, flexibility, reliability and low total cost of ownership. Through Pervasive Innovation Labs, the company also invests in exploring and creating cutting edge solutions for the toughest data analysis and data delivery challenges. In addition, significant portions of our database and integration flagship product lines are embeddable into commercial applications for sale through a well-developed channel of independent software vendors (ISVs), Software-as-a-Service (SaaS) vendors, value-added resellers (VARs) and system integrators (SIs).

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

The Company expenses costs of producing advertising-related and sales-related collateral materials as incurred. Other production costs associated with direct mail programs, placement costs associated with magazine or other printed media and all direct costs associated with trade shows and other sales-related events are expensed when the related direct mail is sent, advertising space is used or the event is held. These expenses in 2008, 2009 and 2010 were approximately $1.7 million, $1.5 million and $1.4 million, respectively.

Income Taxes

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is occasionally under audit by tax authorities in various jurisdictions. Although the Company believes it has appropriate support for the positions taken on its tax returns, the Company has recorded a liability for its best estimate of the probable loss on certain of these positions. The Company believes that its accruals for tax liabilities are adequate for all open years, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from intercompany transfer pricing. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on its income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. Due to the complexity involved, the Company is not able to estimate the range of reasonably possible losses in excess of amounts recorded.

A reconciliation of the change in our unrecognized tax benefits for the year ended June 30, 2010 is as follows (in thousands):

Balance at July 1, 2008	$133
Additions based on tax positions taken during a prior period	25

Balance at June 30, 2009	158
Reductions related to settlements with taxing authorities	(128)

Balance at June 30, 2010	$30

As of June 30, 2010, $30,000 of unrecognized tax benefits are attributed to uncertain tax positions that, if recognized, would affect the effective tax rate. We accrue and recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2010, the balance of accrued interest and penalties related to unrecognized tax benefits was approximately $13,000. We do not believe that it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of June 30, 2010.

With few exceptions, the Company and all of its major filing subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal year 2006.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investment securities with an original maturity of three months or less at the date of purchase to be cash equivalents.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

1.	Level 1 Inputs—quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs—inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 2 assets consist of marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Examples of assets currently utilizing Level 2 inputs are U.S. agency securities, commercial paper and municipal bonds.

3.	Level 3 Inputs—Used to measure fair value of assets and liabilities that little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Short-term investments consisted of the following (in thousands):

	Fair Value Hierarchy	June 30, 2009			June 30, 2010
		Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal bonds and U.S. government agencies	Level 2	$25,260	$121	$25,381	$33,274	$(7)	$33,267

		$25,260	$121	$25,381	$33,274	$(7)	$33,267

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Transactions

For the Company’s foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in aggregate as a component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in other income and were not significant in 2008, 2009 or 2010.

Financial instruments, principally forward pricing contracts, are used by the Company from time to time in the management of its foreign currency exposures. The fair value associated with these forward pricing contracts at June 30, 2009 and 2010 is not significant. Gains and losses on foreign currency transaction hedges are recognized in income when realized and offset the foreign exchange gains and losses on the underlying transactions. The Company does not hold or issue derivative financial instruments for trading purposes.

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

In July 2001, we formed a business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support certain of our products in Japan. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. We do not have the ability to significantly influence or control the operations of AG-TECH and therefore, account for our investment in AG-TECH on the cost method of accounting. AG-TECH Corporation is one of the Company’s distribution partners in Japan and accounted for approximately 13%, 10% and 11% of the Company’s revenue during the years ended June 30, 2008, 2009 and 2010 respectively. The AG-TECH distribution agreement has been renewed twice, most recently for an additional five-year term which expires on June 30, 2012.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Employee share-based compensation expense, which includes stock options and restricted stock, is recognized on a straight-line basis over the vesting period of the underlying awards, which is generally four years for stock options and three years for restricted stock, based on the grant date fair value. The Company utilizes the Black-Scholes option pricing model to estimate the grant date fair value, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of share-based awards rather than implied volatility, while the expected life was estimated to be four years based on historical trends since the Company’s initial public offering. The Company now estimates forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. Accordingly, the estimate of fair value may not represent the value assigned by a third-party in an arms-length transaction. While the estimate of fair value and the associated charge to earnings materially impacts the Company’s results of operations, it has no impact on its cash position.

The Company has elected the alternative transition method described in FASB Staff Position No. FAS 123R-3 for purposes of calculating the pool of excess tax benefits (“APIC pool”) available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R for employee awards.

Cash received from option exercises under all share-based payment arrangements for the years ended June 30, 2008, 2009 and 2010, was $0.4 million, $0.2 million and $0.4 million, respectively. The estimated tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements was approximately $0.1 million for the year ended June 30, 2008, and nil for the years ended June 30, 2009 and June 30, 2010.

Total compensation cost recognized in income for stock-based employee compensation awards was approximately $1.8 million, $1.7 million and $1.8 million for the fiscal years ending June 30, 2008, 2009 and 2010, respectively.

During fiscal 2008, 2009 and 2010, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following weighted average assumptions:

	Employee Stock Options
	2008	2009	2010
Risk free interest rate	2.44%	1.95%	1.53%
Volatility factor	.46	.33	.31
Weighted average expected life of options (in years)	4	4	4

The weighted average estimated grant date fair value for options granted under the Company’s stock option plan during the years ended June 30, 2008, 2009 and 2010 was $1.56, $1.12 and $1.36 per share, respectively.

During fiscal years 2008, 2009 and 2010 the Company issued 138,000, 774,000 and 223,000 shares, respectively, of restricted stock with a weighted average fair value of $4.10, $3.79 and $5.06 per share, respectively. During fiscal year 2008, 2009 and 2010, the Company issued 25,000, 8,000 and 27,000 restricted stock units, respectively. The shares and units are being expensed over their expected lives of three to four years.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2010, $1.6 million, $1.0 million, $0.3 million and $0.1 million of unrecognized compensation cost related to non-vested awards is expected to be recognized in fiscal years 2011, 2012, 2013 and 2014, respectively, with a weighted average period of approximately 2.4 years.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued guidance on Business Combinations, which was incorporated into ASC 805 (formerly Statement No. 141(R)) that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This guidance was adopted by the Company on July 1, 2009 and will apply prospectively to business combinations completed on or after that date, which includes the ChanneLinx acquisition discussed in Note 8.

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

In June 2009, the FASB issued ASU 2009-01, Topic 105—Generally Accepted Accounting Principles (formerly SFAS No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. ASU 2009-01 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

authoritative GAAP for SEC registrants. ASU 2009-01 was adopted by the Company on July 1, 2009 and did not have a significant impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force to amend certain guidance in FASB Accounting Standards Codification™ (ASC) 605, Revenue Recognition, 25, “Multiple-Element Arrangements”. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The amended guidance becomes effective for the Company on July 1, 2010. The Company does not expect the amended guidance to have a significant impact on its consolidated financial statements.

The FASB also issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, to amend the scope of arrangements under ASC 985, Software, 605, “Revenue Recognition” to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality.

The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 985-605, concurrently with the amended guidance in ASC 605-25, beginning on July 1, 2010. The Company is in the process of evaluating the impact the amendments to ASC 605-25 and ASC 985-605 will have on its consolidated financial statements.

3.	Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,
	2009	2010
Computer equipment and purchased software	$4,208	$3,948
Office equipment, furniture and fixtures	1,759	1,561
Leasehold improvements	1,408	1,412

	7,375	6,921
Less accumulated depreciation and amortization	(5,901)	(5,588)

	$1,474	$1,333

Depreciation expense was approximately $0.8 million, $0.8 million and $0.8 million for fiscal years ending June 30, 2008, 2009 and 2010, respectively.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Income Taxes

The components of income before income taxes consist of the following (in thousands):

	Year ended June 30
	2008	2009	2010
Domestic income	$4,458	$7,034	$5,524
Foreign income	(43)	371	321

Income before income taxes	$4,415	$7,405	$5,845

Significant components of income tax expense (benefit) are as follows (in thousands):

	Year ended June 30
	2008	2009	2010
Income tax provision (benefit):
Current
Federal	$1,535	$1,843	$1,476
State	50	71	91
Foreign	31	114	170

Total current	1,616	2,028	1,737

Deferred:
Federal	(120)	8	53
State	(91)	58	(17)
Foreign	—	—	—

Total deferred	(211)	66	36

	$1,405	$2,094	$1,773

The Company’s provision for income taxes differs from the expected provision computed by applying the statutory federal income tax rate of 34% to income from continuing operations before income taxes for 2008, 2009 and 2010 as a result of the following (in thousands):

	Year ended June 30
	2008	2009	2010
Computed at statutory rate of 34%	$1,501	$2,518	$1,987
State income taxes, net of federal benefit	39	45	49
Effect of foreign operations	84	(38)	17
Non-deductible stock-based compensation	230	153	82
Deemed foreign dividends	100	135	96
Change in valuation allowance associated with expected realization of deferred tax assets not previously benefited	(66)	40	—
Federal, foreign and state tax credits generated	(253)	(594)	(358)
Benefit of tax exempt interest income	(127)	(64)	(42)
Benefit of Section 199 deductions	(138)	(158)	(122)
Non-deductible charges	32	32	44
Increase (reduction) of uncertain tax positions	38	25	—
Other	(35)	—	20

	$1,405	$2,094	$1,773

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred income taxes at June 30, 2009 and 2010 are as follows (in thousands):

	June 30,
	2009	2010
Deferred tax assets:
Domestic tax credit carryforwards	$469	$462
Accrued expenses and reserves	969	797
Depreciable assets	386	378
Stock-based compensation	529	738
Purchased technology, net	9	—

Total deferred tax assets	2,362	2,375

Deferred tax liabilities:
Prepaid expenses	(151)	(147)
Purchased technology, net	—	(53)

Total deferred tax liabilities	(151)	(200)
Valuation allowance for deferred tax assets	(224)	(224)

Net deferred tax assets	$1,987	$1,951

As of June 30, 2010, the Company expects that upon filing of its domestic tax return for fiscal year 2010 it will have state research and development credit carryforwards of approximately $0.5 million and a state temporary credit for business loss carryforwards of approximately $0.2 million. These carryforwards will begin to expire in fiscal 2021 and 2027, respectively, if not utilized.

At June 30, 2010, the Company has a valuation allowance of $0.2 million, which is primarily related to the Texas research and development carryforwards and the determination that these assets will likely expire prior to utilization.

As of June 30, 2009 and 2010, the Company had a Federal income tax receivable of $0.3 million and $0.4 million, respectively.

5.	Employee Benefits

The Company’s employees are offered health coverage under a partially self-funded plan in which the Company purchases specific stop-loss insurance coverage at $50,000 per year, per employee. The Company has also purchased an aggregate stop-loss insurance coverage to limit its maximum annual exposure to claims funded. Based on the policy census at July 1, 2010, such maximum annual exposure for the policy year ending June 30, 2011 is approximately $2.9 million. The Company pays a fixed fee per covered individual for administrative costs of the administrator and the cost of the stop-loss insurance purchased on the Company’s behalf. The Company contributes 100% toward the cost to insure each employee and more than 75% toward the cost to insure dependents for which coverage is requested by the employee. Expenses for the partially self-funded plan including premiums and claims funded for the years ended June 30, 2008, 2009 and 2010 were approximately $1.1 million, $1.3 million, and $1.7 million, respectively.

The Company has a 401(k) retirement plan which is available to all domestic, full-time employees. The Company’s expenses related to the plan were not significant in the years ended June 30, 2008, 2009 or 2010. In fiscal years 2008, 2009 and 2010, the Company funded a matching contribution of 10% of participant contributions made during calendar years 2007, 2008 and 2009 for all participants employed by the Company on

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2008 and 2009. The amount expensed related to the match was approximately $100,000, $111,000 and $122,000 for the fiscal years ended June 30, 2008, 2009 and 2010, respectively.

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

During fiscal year 2008, 2009 and 2010 the Company issued 138,000, 774,000 and 223,000 shares, respectively, of restricted stock with a weighted average fair value of $3.83, $3.79 and $5.06 per share, respectively.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Intrinsic Value
Outstanding and unvested as June 30, 2007	595,000	$4.24	2.08	$2,509,000
Granted	138,000	3.83	2.87	528,680
Vested	(12,500)	4.03	—	(50,375)
Forfeited	(10,000)	3.76	—	(37,600)

Outstanding and unvested as June 30, 2008	710,500	4.15	2.36	2,949,705
Granted	774,000	3.79	2.77	2,933,700
Vested	(425,000)	4.25	—	(1,807,250)
Forfeited	—	—	—	—

Outstanding and unvested as June 30, 2009	1,059,500	3.85	2.03	4,076,155
Granted	223,000	5.06	3.22	1,128,720
Vested	(182,500)	4.22	—	(770,831)
Forfeited	(60,000)	3.80	—	(228,000)

Outstanding and unvested as June 30, 2010	1,040,000	$4.04	2.36	$4,206,044

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes in common stock options during the year ended June 30, 2008, 2009 and 2010 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2007	2,517,188	1.06—16.81	4.81
Granted	249,000	3.76— 4.66	4.01
Exercised	(144,422)	1.18— 4.20	2.94
Surrendered	(216,725)	3.70—16.81	6.16

Options outstanding, June 30, 2008	2,405,041	1.06—16.81	4.72
Granted	268,500	3.60— 5.60	3.89
Exercised	(62,125)	1.18— 5.65	3.46
Surrendered	(160,625)	3.60—16.81	6.51

Options outstanding, June 30, 2009	2,450,791	$1.06—11.81	$4.54
Granted	248,500	4.79— 5.14	5.11
Exercised	(146,900)	1.06— 4.55	2.52
Surrendered	(182,875)	3.60—11.81	6.43

Options outstanding, June 30, 2010	2,369,516	$1.06— 8.37	$4.58

The following is additional information relating to options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life Of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 1.06 to $ 1.71	75,975	0.83	$1.34	75,975	$1.34
$ 2.31 to $ 4.00	1,055,616	5.27	3.75	778,865	3.77
$ 4.03 to $ 6.00	922,425	5.87	4.91	640,050	4.85
$ 6.90 to $ 8.37	315,500	3.68	7.16	315,500	7.16

$ 1.06 to $8.37	2,369,515	5.15	$4.58	1,810,390	$4.64

The aggregate intrinsic value (the amount by which market price exceeds the option exercise price) for options as of June 30, 2010 is as follow:

Year Ended June 30, 2010 Aggregate Intrinsic Value (in 000s)
Options outstanding at end of year	$1,904
Options exercisable at end of year	$1,585

At June 30, 2010, 3,862,014 shares of common stock were reserved for future exercise of stock options and restricted stock awards. As part of the 2006 Plan, shareholders approved a share reserve of 5,396,725 for future exercise of stock options and restricted stock awards. The share reserve includes 4,396,725 shares that were subject to outstanding awards under the 1997 Plan (determined as of June 30, 2006) and which, if forfeited, cancelled or otherwise terminated are returned to the 2006 Plan share reserve and made available for subsequent issuance.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from operations (in thousands, except per share data):

	Year ended June 30
	2008	2009	2010
Numerator:
Net income	$3,010	$5,311	$4,072

Denominator:
Denominator for basic earnings per share–weighted average shares	19,558	17,646	16,622
Effect of dilutive securities	393	785	927

Denominator for diluted earnings per share–adjusted weighted average shares and assumed conversion	19,951	18,431	17,549

Basic earnings per share	$0.15	$0.30	$0.24

Diluted earnings per share	$0.15	$0.29	$0.23

At June 30, 2008, 2009 and 2010 approximately 789,000, 849,000 and 795,000 shares, respectively, were not included in the diluted earnings per share calculation since the shares are anti-dilutive.

8.	Goodwill, Business Acquisition and Other Intangible Assets

As of June 30, 2010, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company assesses the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. The Company has determined no impairment of existing goodwill exists as of June 30, 2010.

On July 31, 2009, the Company completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc. for total consideration of approximately $2.6 million in cash. Amortization expense for intangible assets related to ChanneLinx was approximately $0.5 million in fiscal year ended June 30, 2010.

Other intangible assets, classified as Purchased Intangibles on the balance sheet, amounted to $2.1 million (net of accumulated amortization of $6.8 million) as of June 30, 2010. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 and $2.6 million related to the acquisition of ChanneLinx in the first quarter of fiscal 2010.

The Company is amortizing the intangible assets on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the years ended June 30, 2008, 2009 and 2010 was approximately $1.5 million, $0.6 million and $0.5 million, respectively. Amortization expense for intangible assets is anticipated to be approximately $0.5 million for each of the years ended June 30, 2011 through June 30, 2014.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchased technology consists of the following (in thousands):

	June 30,
	2009	2010
Purchased technology	$6,369	$8,971
Accumulated amortization	(6,347)	(6,831)

	$22	$2,140

9.	Commitments and Contingencies

The Company leases its headquarters and international office space and, in some cases, is obligated for its proportionate share of utilities and other defined operating expenses of the related building. The Company has executed a $175,000 letter of credit as required under the headquarters office lease. Office rent expense, net of subtenant offsets, for the Company’s domestic and international offices for the years ended June 30, 2008, 2009 and 2010, was approximately $1.8 million, $1.8 million, and $1.7 million, respectively.

Future minimum lease payments, net of subtenant offsets, at June 30, 2010 under the operating leases for worldwide office space are as follows (in thousands):

	Future Minimum Lease Payments	Subtenant Offset to Future Minimum Lease Payments	Net Future Minimum Lease Payments
2011	1,467	119	1,348
2012	497	—	497
2013	24	—	24
Thereafter	—	—	––

	$1,988	$119	$1,869

The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the consolidated financial position and results of operations as of June 30, 2010.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Segments of Business and Geographic Area Information

The Company is engaged in the design, development and marketing of data infrastructure software. The Company considers its business activities to constitute a single segment of business.

A summary of the Company’s operations by geographic area follows (in thousands):

	Year ended June 30,
	2008	2009	2010
Revenue:
North America	$26,238	$30,685	$33,011
Europe (majority originating from U.S)	10,109	10,820	8,489
Japan	5,363	4,663	4,951
Rest of World (all originating from U.S.)	757	1,050	762

Total	$42,467	$47,218	$47,213

Operating income (loss) (A):
North America	(7,695)	(4,640)	(4,152)
Europe (inclusive of revenue originating from U.S.)	5,098	6,697	4,879
Japan	5,353	4,652	4,910
Rest of World (all originating from U.S.)	—	—	—

Total	$2,756	$6,709	$5,637

Identifiable assets:
North America	93,344	93,415	93,181
Europe	832	685	773
Japan	506	552	554
Rest of World (all originating from U.S.)	62	54	57

Total	$94,744	$94,706	$94,565

(A)	Operating income (loss) for Europe, Japan and Rest of World do not include any allocation of marketing, product development, technical support and administrative costs incurred in the United States.

11.	Statements of Cash Flows

The changes in current assets from operations reflected in the consolidated statements of cash flows are comprised of the following (in thousands):

	Year ended June 30,
	2008	2009	2010
Trade accounts receivable	$(104)	$(2,663)	$(388)
Prepaid expenses and other current assets	182	14	(323)

	$78	$(2,649)	$(711)

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in accounts payable and accrued liabilities from operations reflected in the consolidated statements of cash flows are comprised of the following (in thousands):

	Year ended June 30,
	2008	2009	2010
Trade accounts payable	—	$667	$(311)
Accrued payroll and payroll related costs	515	256	(6)
Deferred rent and lease related accruals	(172)	(325)	(394)
Other accrued expenses	195	(275)	(265)

	$538	$323	$(976)

Supplemental disclosures:
Income taxes paid during the year:
Domestic	$1,439	$2,437	$1,532

Foreign	$85	$89	$105