Form 10-Q
period 2010-09-30
PERVASIVE SOFTWARE INC
filed 2010-11-04
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 3, 2010 there were 15,981,831 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2010	June 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,976	$7,086
Marketable securities	25,988	33,267
Trade accounts receivable, net	8,115	8,051
Deferred income taxes	521	650
Prepaid expenses and other current assets	1,541	1,443

Total current assets	46,141	50,497
Property and equipment, net	1,284	1,333
Purchased intangibles, net	2,008	2,140
Goodwill	38,508	38,508
Deferred income taxes	1,155	1,301
Other assets	664	786

Total assets	$89,760	$94,565

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$371	$677
Accrued payroll and payroll related costs	1,750	2,008
Deferred rent and lease related accruals	435	534
Other accrued expenses	1,249	1,089
Deferred revenues	7,743	7,266

Total current liabilities	11,548	11,574

Stockholders’ equity
Common stock	63,523	68,889
Retained earnings	14,689	14,102

Total stockholders’ equity	78,212	82,991

Total liabilities and stockholders’ equity	$89,760	$94,565

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2010	2009
Revenues:
Product licenses	$6,654	$8,335
Service and other	4,337	3,865

Total revenue	10,991	12,200

Costs and expenses:
Cost of product license revenues	305	249
Cost of service and other revenues	1,202	1,173
Sales and marketing	4,603	4,702
Research and development	2,859	2,944
General and administrative	1,266	1,393

Total costs and expenses	10,235	10,461

Operating income	756	1,739

Interest and other income, net	10	102
Income tax provision	(263)	(578)

Net income	$503	$1,263

Basic earnings per share	$0.03	$0.07

Diluted earnings per share	$0.03	$0.07

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended September 30,
	2010	2009
Cash from operations
Net income	$503	$1,263
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	335	293
Stock-based compensation expense	435	436
Bad debt expense and other non-cash adjustments	108	—
Deferred income tax expense (benefit)	274	(223)
Changes in operating assets and liabilities:
Trade accounts receivable	(108)	(1,515)
Prepaid expenses and other current assets	12	(161)
Accounts payable and accrued liabilities	(550)	703
Deferred revenue	469	283

Net cash provided by operations	1,478	1,079

Cash from investing activities
Purchases of property and equipment	(149)	(87)
Sales and purchases of marketable securities, net	7,285	(4,744)
Business acquisition	—	(2,611)
Decrease in other assets	10	9

Net cash provided by (used in) investing activities	7,146	(7,433)

Cash from financing activities
Proceeds from exercise of stock options	171	16
Purchase of treasury stock	(5,978)	(1,319)

Net cash used in financing activities	(5,807)	(1,303)

Effect of exchange rate on cash and cash equivalents	73	16

Increase (decrease) in cash and cash equivalents	2,890	(7,641)
Cash and cash equivalents of beginning of period	7,086	18,029

Cash and cash equivalents at end of period	$9,976	$10,388

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

1. General and Basis of Financial Statements

The condensed balance sheet as of June 30, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2010, which are contained in the Company’s Annual Report filed on Form 10-K on September 13, 2010 (File No. 000-23043). The results of operations for the three month periods ended September 30, 2010 and 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,
	2010	2009
Numerator:
Net income	$503	$1,263

Denominator:
Denominator for basic earnings per share – weighted average shares	15,376	16,892
Effect of dilutive securities	832	835

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	16,208	17,727

Basic earnings per share	$0.03	$0.07

Diluted earnings per share	$0.03	$0.07

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

1.	Level 1 Inputs – quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 2 assets consist of marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Examples of assets currently utilizing Level 2 inputs are U.S. agency securities, commercial paper and municipal bonds.

3.	Level 3 Inputs – used to measure the fair value of assets and liabilities for which little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Marketable securities consisted of the following (in thousands):

		September 30, 2010			June 30, 2010
	Fair Value Hierarchy	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Municipal bonds and U.S. government agencies	Level 2	$25,990	$(2)	$25,988	$33,274	$(7)	$33,267

		$25,990	$(2)	$25,988	$33,274	$(7)	$33,267

4. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended September 30,
	2010	2009
Net income	$503	$1,263

Foreign currency translation adjustments	78	28

Unrealized gain (loss) on investments	6	(69)

Comprehensive income	$587	$1,222

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

	Three months ended September 30,
	2010	2009
Expected volatility (based on historical data)	28.2%	31.5%

Expected life in years	4.75	4

Risk-free interest rate	1.33%	1.36%

Fair value per award	$1.27	$1.38

As of September 30, 2010, $2.6 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.6 years.

6. Common Stock and Stock Options

The vesting period for restricted stock is generally a three year period. Stock will remain restricted until the full vesting period has expired. A summary of changes in restricted stock awards during the year ended June 30, 2010 and the three month period ended September 30, 2010 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Intrinsic Value
Outstanding and unvested at June 30, 2009	1,059,500	$3.85	2.03	$4,076,155
Granted	223,000	5.06	3.22	1,128,720
Vested	(182,500)	4.22	––	(770,831)
Forfeited	(60,000)	3.80	––	(228,000)

Outstanding and unvested at June 30, 2010	1,040,000	4.04	1.78	4,206,044
Granted	––	––	––	––
Vested	––	––	––	––
Forfeited	(16,000)	4.55	––	(72,720)

Outstanding and unvested at September 30, 2010	1,024,000	$4.04	1.49	$4,133,324

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The vesting period for stock options is generally a four-year period. Options are generally exercisable by the holder only for the vested portion of each grant. A summary of changes in common stock options during the year ended June 30, 2010 and the three month period ended September 30, 2010 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2009	2,450,791	$1.06 – 11.81	$4.54
Granted	248,500	$4.79 – 5.14	$5.11
Exercised	(146,900)	$1.06 – 4.55	$2.52
Surrendered	(182,875)	$3.60 – 11.81	$6.43

Options outstanding, June 30, 2010	2,369,516	$1.06 – 8.37	$4.58
Granted	28,500	$4.78 – 4.78	$4.78
Exercised	(70,328)	$1.40 – 4.60	$2.42
Surrendered	(21,125)	$3.09 – 8.15	$4.53

Options outstanding, September 30, 2010	2,306,563	$1.06 – 8.37	$4.70

The following is additional information relating to outstanding options:

	Options Outstanding		Options Exercisable
Range of Exercise Price	September 30, 2010	June 30, 2010	September 30, 2010
$ 1.06 to $ 1.71	45,975	75,975	45,975
$ 2.31 to $ 4.00	1,007,038	1,055,616	788,006
$ 4.03 to $ 6.00	940,050	922,425	667,581
$ 6.90 to $ 8.37	313,500	315,500	313,500

$ 1.06 to $8.37	2,306,563	2,369,516	1,815,062

7. Goodwill and Other Intangible Assets

As of September 30, 2010, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company evaluates intangible assets for potential impairment annually in the fourth quarter, or more frequently if other indicators of impairment arise.

On July 31, 2009, the Company completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc., a Web-based electronic data interchange (Web DI) technology company, for total consideration of approximately $2.6 million in cash. Amortization expense for intangible assets related to Channelinx was approximately $0.1 million for the three months ending September 30, 2010.

Other intangible assets, classified as purchased intangibles on the balance sheet, amounted to $2.0 million (net of accumulated amortization of $7.0 million) as of September 30, 2010. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 and $2.6 million related to the acquisition of ChanneLinx in the first quarter of fiscal 2010.

The Company amortizes intangible assets with definite useful lives on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three months ended September 30, 2010 was $0.1 million. Amortization expense for intangible assets is anticipated to be approximately $0.5 million for the year ended June 30, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8. Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force to amend certain guidance in FASB Accounting Standards CodificationTM (ASC) 605, Revenue Recognition, 25, “Multiple-Element Arrangements”. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The amended guidance becomes effective for the Company on July 1, 2010. This guidance was adopted by the Company on July 1, 2010 and did not have a significant impact on its consolidated financial statements.

The FASB also issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the scope of arrangements under ASC 985, Software, 605, “Revenue Recognition” to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality.

The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 985-605, concurrently with the amended guidance in ASC 605-25, beginning on July 1, 2010. This guidance was adopted by the Company on July 1, 2010 and did not have a significant impact on its consolidated financial statements.

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

Our PSQL database products generated approximately 60% of our revenue during fiscal year 2010. Channel adoption trends for version 10 of our Pervasive PSQL database have been good since its launch in September 2007, along with subsequent updates including Pervasive PSQL v10.10, which is Microsoft Certified for Windows Server 2008, and Pervasive PSQL v10 SP3 for compatibility with Windows 7. Our most recent version, Pervasive PSQL v11, was released in September 2010. Pervasive PSQL v11 delivers improvements in performance and increased simplicity of development, deployment and ease of use, including enhanced support for IPv6 and multi-core technologies.

Our Integration products generated approximately 35% of our revenue during fiscal year 2010 and are well-received by our existing and new customers, including end users and commercial cloud and on-premises software developers alike.Our solid results in both of our core product lines allow us to continue to fund our commitment to innovation. We intend to continue to invest in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers. Our innovation efforts in fiscal year 2008, 2009 and 2010 have resulted in the introduction and further development of various new product and service offerings:

•	Pervasive DataCloud®- a scalable, adaptable platform for hosting Pervasive- or partner-developed services,

•	Pervasive DataSolutions—subscription-based integration as a service delivered on-premises or as a multi-tenant service hosted by Pervasive and potentially by our ISV customers, and

•

Pervasive DataRush—our high-performance software platform for scalable data-intensive data preparation and analytics, designed to capture the parallel processing capabilities of multi-core technologies.

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

Our Operating Results

Our comparative results for the quarter ended September 30, 2010:

•

Revenue was $11.0 million, compared to $12.2 million for the first quarter of last fiscal year. The company closed one relatively large transaction with a database customer representing approximately $2.4 million in revenue during the quarter ended September 30, 2009.

•	Net income was $0.5 million, or $0.03 diluted earnings per share, compared to net income of $1.3 million, or $0.07 diluted earnings per share, for the first quarter of last fiscal year.

•

We continued to generate positive cash flow from operations with $1.5 and $1.1 million in the quarter ending September 30, 2010 and 2009, respectively. We ended the first quarter of fiscal year 2011 with $36.0 million in cash and marketable securities.

•

We acquired approximately 1.2 million shares of our common stock, at a cost of approximately $6.0 million in the quarter ending September 30, 2010. Issued and outstanding shares of common stock as of September 30, 2010 totaled approximately 16.0 million.

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

In addition, the rapid proliferation of commodity multicore hardware, along with exploding data volumes, provides opportunities for companies to leverage affordable servers that have multiple cores in a single box to extract value from large volumes of data – but only if they have software that can effectively scale on multiple cores. The inevitable performance gains traditionally delivered by faster processors under “Moore’s Law” now must rely on a new generation of infrastructure software that can scale on ever-updating multicore hardware platforms.

We believe these trends will favor Pervasive. We believe the market for data infrastructure software, in particular, is experiencing significant market disruption due to the high cost of many competing, more labor-intensive solutions. We further believe well-established value leaders tend to prevail in cost-sensitive markets, and Pervasive, with its strengths in scalable data management and integration solutions, is well-positioned to benefit from the trends in these markets. Pervasive also delivers the Pervasive DataRush platform that powers applications with seamless scalability on multicore servers. Separately, updates to the flagship Pervasive PSQL database enable applications that embed the database to deliver significant performance improvements on dual-core, 4-core and 8-core servers. In addition, the ability to deliver preconfigured packaged integration solutions offers the opportunity to attract non-technical users and address unmet market needs. While the global economic condition remains uncertain, we believe our value orientation and reputation as an established vendor with highly reliable offerings positions Pervasive to continue to prosper.

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

Going Forward

In 2011, the Company is focused on:

•	the continued marketing of our embedded database product, Pervasive PSQL v11, which was released in September 2010, and subsequent updates;

•	growing the sales of our integration product line both through direct sales and through highly leverageable indirect channels;

•	growing the Pervasive Business Xchange Web-based electronic data interchange business and customer base;

•

continuing the investment in new product and service innovation, including the further advancement of our innovation initiatives: Pervasive DataCloud (to provide a scalable cloud-based platform for development and deployment of both Pervasive- and partner-developed on-demand services), Pervasive DataSolutions (to take advantage of market trends in Integration-as-a-Service and other on demand data solutions), and Pervasive DataRush (to serve revolutionary next-generation analytics by capturing the parallel processing capabilities of proliferating multi-core technologies); and,

•

the continued focus on generating profitable results and positive cash flows, while we look for opportunities to reduce our issued and outstanding shares, putting to work our approved share repurchase program.

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

We recognize subscription revenues ratably over the contract terms beginning on the commencement date of each contract. As part of their subscription agreements, customers generally benefit from new features and functionality with each release and are provided support at no additional cost.

Where software licenses are sold with maintenance or other services, we allocate the total fee to the various elements based on the fair values of the elements. We determine the fair value of each element in the arrangement based on vendor-

specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal rate. If we do not have VSOE for one of the delivered elements of an arrangement, but do have VSOE for all undelivered elements, we use the residual method to record revenue. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value; the remaining arrangement fee, including any discount, is allocated to the delivered element. If the residual method is not used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element’s fair value without regard to the discount.

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

Stock-Based Compensation Expense – We account for employee share-based compensation costs, to include stock options and restricted stock, in accordance with ASC 718 Compensation – Stock Compensation. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our share-based awards rather than implied volatility, while the expected life is estimated based on historical trends over the past ten years. Further, we estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. Accordingly, our estimate of fair value may not represent the value assigned by a third-party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially impacts our results of operations, it has no impact on our cash position.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. Prior to fiscal year 2006, we had concluded that a valuation allowance was required for all periods presented to the extent that we do not anticipate the ability to utilize a portion of the deferred tax assets. In subsequent years, we were able to determine that we expected to realize a portion of our deferred tax assets in excess of the net recorded amount, resulting in an adjustment to the deferred tax asset valuation allowance. State tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future. The valuation allowance remaining at September 30, 2010 relates entirely to estimated expiration of state tax credit carryforwards prior to utilization.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Income:

	Three months ended September 30,
	2010	2009
Revenues:
Product licenses	61%	68%
Services and other	39	32

Total revenue	100	100

Costs and expenses:
Cost of product license revenues	3	2
Cost of service and other expenses	11	10
Sales and marketing	42	39
Research and development	26	24
General and administrative	11	11

Total costs and expenses	93	86

Operating income	7	14
Interest and other income, net	—	1
Income tax provision	(2)	(5)

Net income	5%	10%

Revenues

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal years 2010 and 2009 relative to fiscal year 2008. We believe the increase in 2010 and 2009 was primarily due to a number of relatively large transactions with database customers and the release of Pervasive PSQL version 10 in June 2008. Our embedded database and related products represented approximately 60% of our revenue in fiscal year 2010 and in the three months ended September 30, 2010. Our integration products represented approximately 35% of our revenue in fiscal year 2010 and in the three months ended September 30, 2010. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $11.0 million in the three months ended September 30, 2010, compared to $12.2 million reported for the comparable period in the prior fiscal year. Our product license revenues were $6.7 million in the three months ended September 30, 2010, compared to $8.3 million reported for the comparable period in the prior fiscal year. Our license revenues in the three months ended September 30, 2009 were aided in part by one relatively large transaction representing approximately $2.4 million in revenue. Our service and other revenues were $4.3 million in the three months ended September 30, 2010, compared to $3.9 million for the comparable period in the prior fiscal year. Our service and other revenues benefited from the inclusion of Business Xchange revenue of approximately $0.2 million more in the first quarter of fiscal year 2011 relative to the first quarter of fiscal year 2010 following the acquisition of ChanneLinx assets on July 31, 2009.

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

International revenues, consisting of all revenues from customers located outside of North America, were $4.0 million and $3.2 million in the three months ended September 30, 2010 and 2009, representing 37% and 27% of total revenues, respectively. We expect international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization and write-offs of purchased technology. Cost of product license revenues was $0.3 million and $0.2 million in the three months ended September 30, 2010 and 2009, representing 3% and 2% of total revenues, respectively. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the quarter ended September 30, 2010.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.2 million and $1.2 million in the three months ended September 30, 2010 and 2009, representing 11% and 10% of total revenues, respectively. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended September 30, 2010.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expense, marketing programs and promotional expense, and travel and entertainment. Sales and marketing expenses were $4.6 million and $4.7 million in the three months ended September 30, 2010 and 2009, representing 42% and 39% of total revenues, respectively. We expect sales and marketing expenses in the near term will increase slightly from the costs incurred during the three months ended September 30, 2010.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.9 million and $2.9 million in the three months ended September 30, 2010 and 2009, representing 26% and 24% of total revenues, respectively. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended September 30, 2010.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.3 million and $1.4 million in the three months ended September 30, 2010 and 2009, representing 11% and 11% of total revenues, respectively. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended September 30, 2010.

Share-based compensation expense. Share-based compensation expense reflects non-cash compensation expense associated with restricted stock agreements and employee stock options accounted for under ASC 718 Compensation—Stock Compensation. Share-based compensation expense is included in costs and expenses as follows:

	Three months ended September 30,
	2010	2009
Cost of service and other revenues	$11	$12
Sales and marketing	134	128
Research and development	66	55
General and administrative	224	241

Total	$435	$436

We anticipate our share-based compensation expense in the near term will be consistent with the expense in the quarter ending September 30, 2010.

Provision for Income Taxes. Provision for income taxes was approximately $0.3 million and $0.6 million in the three months ended September 30, 2010 and 2009, respectively. The Company’s estimated annual effective tax rate and associated provision for income taxes for the three months ended September 30, 2010 is based on an estimate of consolidated earnings before income taxes for fiscal 2011. The estimated annual effective tax rate is impacted primarily by estimates of non-deductible expenses, deductions related to domestic production activities and tax exempt income, the effects of state and foreign operations, and credits generated.

Liquidity and Capital Resources

Cash provided by operations was $1.5 million and $1.1 million for the three months ended September 30, 2010 and 2009, respectively. Cash provided by operations for the three months ended September 30, 2010 resulted primarily from income from operations as adjusted for non-cash items and an increase in deferred revenue, offset by a decrease in accounts payable and other accrued liabilities. Cash provided by operations for the three months ended September 30, 2009 resulted primarily from income from operations as adjusted for non-cash items and an increase in accounts payable and accrued liabilities, offset by an increase in trade accounts receivable. We expect our cash flow from operations will be sufficient to meet liquidity needs in the foreseeable future without obtaining additional financing sources.

During the quarter ended September 30, 2010, we received net proceeds of $7.3 million from the sale or maturity of marketable securities, consisting of taxable and tax advantaged securities. During the quarter ended September 30, 2009, we invested $4.7 million, net, in marketable securities. In addition, we purchased property and equipment totaling approximately $0.1 million and $0.1 million in the three months ended September 30, 2010 and 2009, respectively. This property consisted primarily of computer hardware and software. We expect our capital expenditures in the near term will be consistent with recent quarterly expenditures.

In July 2010, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on July 27, 2010. During the three months ended September 30, 2010, we repurchased 1,223,699 shares of common stock at a cost of approximately $6.0 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During the three months ended September 30, 2010 and 2009, we received approximately $171,000 and $16,000, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 70,000 and 5,000 for the three-month periods ended September 30, 2010 and 2009, respectively.

On September 30, 2010, we had $34.6 million in working capital, including $36.0 million in cash, cash equivalents and marketable securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2010, the result would have been a decrease in revenue and operating income of approximately $0.2 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2010, the result would have been a decrease in operating income of approximately $0.1 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of all currencies was not material for the three months ended September 30, 2010. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The company is not a party to any material legal proceeding.

On January 21, 2010, JuxtaComm-Texas Software, LLC (“JuxtaComm”) filed a complaint (as amended April 22, 2010) in the Eastern District of Texas against 20 defendants, including Pervasive, alleging patent infringement. The case is currently in the early discovery phase. We filed an answer to the complaint on May 5, 2010 (as amended September 13, 2010). On July 15, 2010, JuxtaComm filed its Disclosure of Asserted Claims and Infringement Contentions. We filed our patent Invalidity Contentions on September 13, 2010. The patent in question, United States Patent number 6,195,662 titled “System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems,” was issued on February 27, 2001 with a filing date of June 26, 1998. Data Junction Corporation, acquired by Pervasive in December 2003, has been in the data integration business since the mid-1980s and sold its data transformation products, which are now being used by Pervasive’s products, long prior to the filing of the Juxtacomm patent. Additionally, substantial “prior art” exists relating to the JuxtaComm patent to point to in our defense. We believe we will prevail in our contentions that the JuxtaComm patent is either invalid or our products do not infringe the patent. Pervasive intends to vigorously defend itself and believes the outcome of this proceeding will not have a material adverse effect on our business, operating results or financial condition.

On September 14, 2010, UnilocUSA, Inc. and Uniloc Singapore Private Ltd. (“Uniloc”) filed a complaint in the Eastern District of Texas against 12 defendants, including Pervasive, alleging patent infringement. The case is currently in the early discovery phase. We filed an answer to the complaint on October 25, 2010. The patent in question, United States Patent number 5,490,216 titled “System for Software Registration,” was issued on February 6, 1996. We believe our products do not infringe the patent. Pervasive intends to vigorously defend itself and believes the outcome of this proceeding will not have a material adverse effect on our business, operating results or financial condition.

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

Our Financial Results May Vary Significantly from Quarter to Quarter

Our operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter in the future, which could make our future operating results difficult to predict and increase the likelihood that future results may fall below analyst or investor expectations thereby causing our stock price to decline. Such variations are due to a number of factors, many of which are outside our control. These factors include:

•	fluctuations in demand for our products, upgrades to our products, or our services;

•	fluctuations in the demand for and deployment of client/server applications in which our Pervasive PSQL products are designed to be embedded;

•	fluctuations in demand for our products due to the potential impact of uncertain economic conditions on our customer base;

•	seasonality of purchases and the timing of product sales and shipments;

•	unexpected delays in introducing new products and services or improvements to existing products and services;

•	new product releases, licensing models or pricing policies by our competitors;

•	acquisitions or mergers involving us, our competitors or customers;

•	impact of changes to our product distribution strategy and pricing policies;

•	lack of order backlog;

•	loss of significant customer or distributor;

•	changes in purchasing and/or payment practices by our distributors or other customers;

•	a reduction in the number of ISVs who embed our products or VARs who sell and deploy our products;

•	changes in the mix of domestic and international sales;

•	impact of changes to our geographic investment levels and business models;

•	changes in the cost of routine business activities;

•	gains or losses associated with discontinued operations;

•	changes in our business plan or strategy;

•	impact of severance charges associated with departing employees;

•	write-downs of the recorded book value of assets;

•	impact of litigation;

•	changes in generally accepted accounting principles in the United States; and

•	costs associated with the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Uncertain Economic Conditions May Harm Our Operating Results

Our revenue and profitability depend on the overall demand for our products and services, which in turn depends on general economic and business conditions. The nature and extent of the effect of the recent adverse economic conditions and the subsequent economic recovery on our ability to sell our products and services is uncertain. A softening of demand for our products and services caused by uncertain economic conditions may result in decreased revenues. In addition, such uncertain economic conditions may impact our customer’s ability to pay for the products they have purchased and as a consequence, we may not be able to collect our accounts receivable balances and our reserves for doubtful accounts and write-offs of accounts receivable may increase. There can be no assurance we will be able to effectively promote revenue growth rates if the current uncertain economic conditions continue or deteriorate.

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

Our Performance Depends on Market Acceptance of Pervasive PSQL and Our Integration Products

We derive a substantial portion of our revenues from the license of our Pervasive PSQL® products. Continued market acceptance of Pervasive PSQL may be influenced heavily by factors outside of our control, such as new product offerings or promotions by competitors, mergers and acquisitions of customers and competitors, the product development and deployment cycles of developers and resellers who embed or bundle our products into packaged software applications and demand for applications of the type built on our products. Market acceptance of Pervasive PSQL v11 (first released in September 2010), and future upgrades also may be influenced by factors in our control such as product quality, relative demand for feature and functionality upgrades and any future product announcements or price changes.

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal years 2010 and 2009 relative to fiscal year 2008. We believe the increase in 2010 and 2009 was primarily due to a number of relatively large transactions with database customers and the release of Pervasive PSQL version 10 in June 2008. Our embedded database and related products represented approximately 60% of our revenue in fiscal year 2010 and in the three months ended September 30, 2010. In addition, we believe the integration products we acquired in fiscal year 2004 as a result of our acquisition of Data Junction Corporation represent a growth opportunity as we invest in opportunities presented by the acquired business and related innovative initiatives. Our integration products represented approximately 35% of our revenue in fiscal year 2010 and the three months ended September 30, 2010. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

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

If Our Security Measures Are Breached and Unauthorized Access is Obtained to a Customer’s Data or Our Data, Our Service May be Perceived as not Being Secure and We May Incur Significant Legal and Financial Exposure and Liabilities

While we have derived the majority of our historical revenues from on premise delivery of our products, we are increasingly offering our products on third party hosted platforms. This method of delivery of our products involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and result in someone obtaining unauthorized access to our data or our customers’ data. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our customers’ data, we could incur significant liability to our customers or significant fines and sanctions by processing networks or governmental bodies, any of which could result in harm to our business and damage to our reputation.

We May Face Problems in Connection With Past Acquisitions, Joint Ventures or Licensing Arrangements

On July 31, 2009, we announced the completion of our purchase of assets of Greenville, South Carolina-based ChanneLinx, Inc. for total consideration of approximately $2.6 million in cash. We cannot be certain we will ultimately realize all of the anticipated benefits of this acquisition.

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

We Depend on Third-Party Technology in Our Products

We rely upon certain software we license from third parties, including software integrated with our internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain or obtain any of these software licenses, could result in product development or shipment delays or the loss or deferral of revenues until we develop, identify, license and integrate equivalent software. Any delay in product development or shipment could damage our business, operating results and financial condition.

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

The market for our integration products is highly competitive and subject to rapidly changing technology. We often compete against custom code, where potential customers have sufficient internal technical resources to develop solutions in-house. In addition, we face competition from vendors of ETL (extract, transform and load), data warehousing and application integration software products. Such competitors include IBM, Oracle, Business Objects/SAP, Informatica, and Information Builders, as well as niche vendors in specific verticals and the SaaS marketplace. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our integration solutions. These products typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Sybase/SAP and Oracle. And, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established or emerging companies providing integration products based on existing, new or open-source technologies.

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

We are Susceptible to a Shift in the Market for Client/Server Applications Toward Web-Based or Hosted Applications

We have derived substantially all of our historical embedded database product revenues from the use of our products in client/server applications. We expect to rely on continued market demand for client/server applications indefinitely. However, we believe market demand may shift from client/server applications to Web-based or hosted applications. If so, we cannot be certain our existing client/server developers will migrate to Web-based or hosted applications and continue to use our products or that other developers of Web-based or hosted applications would select our data management products. In addition, this shift could result in a change in revenue models from licensing of client/server applications to subscriptions of Web-based or hosted applications from SaaS vendors. A decrease in client/server application sales coupled with an inability to derive revenues from the Web-based or hosted application market could have a material adverse effect on our business, operating results and financial condition.

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

Further, in October 2000, our Board of Directors approved the adoption of a shareholder rights plan (the Rights Plan). The Rights Plan expired in October 2010.

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

During the eighteen fiscal quarters ending September 30, 2010, the Company has acquired approximately 9.8 million shares of its common stock on the open market at a total cost of approximately $42.0 million, or approximately $4.24 price per share. The Company’s Board of Directors recently approved a new stock repurchase plan effective July 27, 2010, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million, of which approximately $5.7 million remains available as of September 30, 2010. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 to July 27, 2010	345,265	$4.89	10,411,626	$1,301,000
July 28, 2010 to July 31, 2010	587,393	$4.80	10,999,019	$7,162,000
August 1, 2010 to August 31, 2010	154,770	$4.85	11,153,789	$6,407,000
September 1, 2010 to September 30, 2010	136,271	$4.99	11,290,060	$5,722,000

Total	1,223,699

In July 2010, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on July 27, 2010. During the three months ended September 30, 2010, we repurchased 345,265 shares of common stock at a cost of approximately $1.7 million under the stock repurchase plan approved in March 2009 (which was cancelled effective July 27, 2010) and 878,434 shares of common stock at a cost of approximately $4.3 million under the stock repurchase plan approved on July 27, 2010. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

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

Date: November 4, 2010		PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2++++	2006 Equity Incentive Plan

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.11++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
++++	Incorporated by reference to the Company’s Report on Form 10-Q filed February 5, 2007.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.