Form 10-Q
period 2010-12-31
PERVASIVE SOFTWARE INC
filed 2011-01-26
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of January 25, 2011 there were 16,044,046 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2010	June 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,278	$7,086
Marketable securities	28,944	33,267
Trade accounts receivable, net	8,580	8,051
Deferred income tax assets	873	650
Prepaid expenses and other current assets	1,031	1,443

Total current assets	47,706	50,497
Property and equipment, net	1,278	1,333
Purchased intangibles, net	1,877	2,140
Goodwill	38,508	38,508
Deferred income tax assets	1,594	1,301
Other assets	599	786

Total assets	$91,562	$94,565

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$653	$677
Accrued payroll and payroll related costs	2,370	2,008
Deferred rent and lease related accruals	338	534
Other accrued expenses	1,560	1,089
Deferred revenues	7,645	7,266

Total current liabilities	12,566	11,574

Stockholders’ equity:
Common stock	63,890	68,889
Retained earnings	15,106	14,102

Total stockholders’ equity	78,996	82,991

Total liabilities and stockholders’ equity	$91,562	$94,565

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Revenues:
Product licenses	$7,119	$7,393	$13,773	$15,728
Service and other	4,538	4,215	8,875	8,080

Total revenue	11,657	11,608	22,648	23,808

Costs and expenses:
Cost of product license revenues	354	308	659	557
Cost of service and other revenues	1,242	1,209	2,444	2,382
Sales and marketing	5,316	4,574	9,919	9,276
Research and development	2,845	2,974	5,704	5,918
General and administrative	1,318	1,162	2,584	2,555

Total costs and expenses	11,075	10,227	21,310	20,688

Operating income	582	1,381	1,338	3,120

Interest and other income, net	14	47	24	149
Income tax provision	(174)	(450)	(437)	(1,028)

Net income	$422	$978	$925	$2,241

Basic earnings per share	$0.03	$0.06	$0.06	$0.13

Diluted earnings per share	$0.03	$0.06	$0.06	$0.13

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended December 31,
	2010	2009
Cash from operations
Net income	$925	$2,241
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	671	630
Stock-based compensation expense	866	870
Bad debt expense and other non-cash adjustments	156	—
Deferred income taxes	(517)	(186)
Changes in current operating assets and liabilities:
Trade accounts receivable	(678)	286
Prepaid expenses and other current assets	579	101
Accounts payable and accrued liabilities	644	(1,118)
Deferred revenue	376	464

Net cash provided by operations	3,022	3,288

Cash from investing activities
Purchases of property and equipment	(345)	(170)
Sales and purchases of marketable securities, net	4,331	(7,193)
Business acquisition	—	(2,611)
Decrease in other assets	18	20

Net cash provided by (used in) investing activities	4,004	(9,954)

Cash from financing activities
Proceeds from exercise of stock options	407	191
Purchase of treasury stock	(6,286)	(2,317)

Net cash used in financing activities	(5,879)	(2,126)

Effect of exchange rate on cash and cash equivalents	45	(3)

Increase (decrease) in cash and cash equivalents	1,192	(8,795)
Cash and cash equivalents at beginning of period	7,086	18,029

Cash and cash equivalents at end of period	$8,278	$9,234

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2010, which are contained in the Company’s Annual Report filed on Form 10-K on September 13, 2010 (File No. 000-23043). The results of operations for the three and six month periods ended December 31, 2010 and 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Numerator:
Net income	$422	$978	$925	$2,241

Denominator:
Denominator for basic earnings per share – weighted average shares	14,989	16,693	15,183	16,793
Effect of dilutive securities	905	840	841	861

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	15,894	17,533	16,024	17,654

Basic earnings per share	$0.03	$0.06	$0.06	$0.13

Diluted earnings per share	$0.03	$0.06	$0.06	$0.13

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

1.	Level 1 Inputs – quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 2 assets consist of marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Examples of assets currently utilizing Level 2 inputs are U.S. agency securities, commercial paper and municipal bonds.

3.	Level 3 Inputs – Used to measure the fair value of assets and liabilities for which little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Marketable securities consisted of the following (in thousands):

		December 31, 2010			June 30, 2010
	Fair Value Hierarchy	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Municipal bonds and U.S. government agencies	Level 2	$28,943	$1	$28,944	$33,274	$(7)	$33,267

		$28,943	$1	$28,944	$33,274	$(7)	$33,267

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Net Income	$422	$978	$925	$2,241

Foreign currency translation adjustments	(7)	(38)	71	(10)

Unrealized gain (loss) on investments	2	(32)	8	(101)

Comprehensive income	$417	$908	$1,004	$2,130

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

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Expected volatility (based on historical data)	24.2%	30.9%	25.6%	31.4%

Expected life in years	4.75	4	4.75	4

Risk-free interest rate	2.20%	1.75%	1.89%	1.43%

Fair value per award	$1.30	$1.29	$1.29	$1.36

As of December 31, 2010, $2.4 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.7 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. Common Stock and Stock Options

The vesting period for restricted stock is generally a three year period. Stock will remain restricted until the full vesting period has expired. A summary of changes in restricted stock awards during the year ended June 30, 2010 and the six month period ended December 31, 2010 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Intrinsic Value
Outstanding and unvested at June 30, 2009	1,059,500	$3.85	2.03	$4,076,155
Granted	223,000	5.06	3.22	1,128,720
Vested	(182,500)	4.22	––	(770,831)
Forfeited	(60,000)	3.80	––	(228,000)

Outstanding and unvested at June 30, 2010	1,040,000	4.04	1.78	4,206,044
Granted	50,000	5.18	3.92	259,000
Vested	(47,500)	4.46	––	(211,625)
Forfeited	(16,000)	4.55	––	(72,720)

Outstanding and unvested at December 31, 2010	1,026,500	$4.07	1.36	$4,180,699

The vesting period for stock options is generally a four-year period. Options are generally exercisable by the holder only for the vested portion of each grant. A summary of changes in common stock options during the year ended June 30, 2010 and the six month period ended December 31, 2010 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2009	2,450,791	$1.06 – 11.81	$4.54
Granted	248,500	$4.79 – 5.14	$5.11
Exercised	(146,900)	$1.06 – 4.55	$2.52
Surrendered	(182,875)	$3.60 – 11.81	$6.43

Options outstanding, June 30, 2010	2,369,516	$1.06 – 8.37	$4.58
Granted	79,000	$4.78 – 5.18	$5.04
Exercised	(133,578)	$1.18 – 4.60	$3.04
Surrendered	(33,500)	$3.09 – 8.15	$4.47

Options outstanding, December 31, 2010	2,281,438	$1.06 – 8.37	$4.69

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is additional information relating to outstanding options:

	Options Outstanding		Options Exercisable
Range of Exercise Price	December 31, 2010	June 30, 2010	December 31, 2010
$ 1.06 to $ 1.71	40,975	75,975	40,975
$ 2.31 to $ 4.00	966,038	1,055,616	801,193
$ 4.03 to $ 6.00	961,925	922,425	647,300
$ 6.90 to $ 8.37	312,500	315,500	312,500

$ 1.06 to $ 8.37	2,281,438	2,369,516	1,801,968

7. Goodwill and Other Intangible Assets

As of December 31, 2010, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company evaluates intangible assets for potential impairment annually in the fourth quarter, or more frequently if other indicators of impairment arise.

On July 31, 2009, the Company completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc., a Web-based electronic data interchange (Web DI) technology company, for total consideration of approximately $2.6 million in cash.

Other intangible assets, classified as purchased intangibles on the balance sheet, amounted to $1.9 million (net of accumulated amortization of $7.1 million) as of December 31, 2010. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 and $2.6 million related to the acquisition of ChanneLinx in the first quarter of fiscal 2010.

The Company amortizes intangible assets with definite useful lives on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three and six months ended December 31, 2010 was $0.1 million and $0.3 million, respectively. Amortization expense for intangible assets is anticipated to be approximately $0.5 million for each of the years ended June 30, 2011 through June 30, 2014.

8. Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force to amend certain guidance in FASB Accounting Standards CodificationTM (ASC) 605, Revenue Recognition, 25, “Multiple-Element Arrangements”. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The amended guidance became effective for the Company on July 1, 2010. This guidance was adopted by the Company on July 1, 2010 and did not have a significant impact on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The FASB also issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the scope of arrangements under ASC 985, Software, 605, “Revenue Recognition” to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality.

The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company prospectively applied the amended guidance in ASC 985-605, concurrently with the amended guidance in ASC 605-25, beginning on July 1, 2010. This guidance was adopted by the Company on July 1, 2010 and did not have a significant impact on its consolidated financial statements.

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

Executive Overview

Our Business

Pervasive Software (NASDAQ: PVSW) is a global data innovation leader, delivering software to manage, integrate and analyze data, in the cloud or on-premises, throughout the entire data life cycle. The embeddable Pervasive PSQL™ database engine provides robust database reliability in a near-zero database administration environment for packaged business applications. Pervasive’s multi-purpose data integration platform, available on-premises and in the cloud, accelerates the sharing of information between multiple data stores, applications, and hosted business systems and allows customers to re-use the same software for diverse integration scenarios.

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

Our Integration products generated approximately 35% of our revenue during fiscal year 2010 and are well-received by our existing and new customers, including end users and commercial cloud and on-premises software developers alike. Our solid results in both of our core product lines allow us to continue to fund our commitment to innovation. We intend to continue to invest in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers. Our innovation efforts in fiscal year 2008, 2009 and 2010 have resulted in the introduction and further development of various new product and service offerings:

•	Pervasive DataCloud® – a scalable, adaptable platform for hosting Pervasive- or partner-developed services,

•	Pervasive DataSolutions – subscription-based integration as a service delivered on-premises or as a multi-tenant service hosted by Pervasive and potentially by our ISV customers, and

•

Pervasive DataRush – our high-performance software platform for scalable data-intensive data preparation and analytics, designed to capture the parallel processing capabilities of multi-core technologies.

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

Our Operating Results

Our comparative results for the quarter ended December 31, 2010:

•	Revenue was $11.7 million, compared to $11.6 million for the second quarter of last fiscal year.

•	Net income was $0.4 million, or $0.03 diluted earnings per share, compared to $1.0 million, or $0.06 diluted earnings per share, for the second quarter of last fiscal year.

•

We continued to generate positive cash flow from operations with $1.5 and $2.2 million in the second fiscal quarter ending December 31, 2010 and 2009, respectively. We ended the second quarter of fiscal year 2011 with $37.2 million in cash and marketable securities.

•

We acquired approximately 57,000 shares of our common stock, at a cost of approximately $0.3 million in the second fiscal quarter ending December 31, 2010. Issued and outstanding shares of common stock as of December 31, 2010 totaled approximately 16.0 million.

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

Risks to our Success

Risks and uncertainties include, among others, our ability to attract and retain existing and/or new customers; our ability to issue new products or releases of solutions that meet customers’ needs or achieve acceptance by the Company’s customers; changes to current accounting policies which may have a significant, adverse impact upon the Company’s financial results; the introduction of new products by competitors or the entry of new competitors; our ability to preserve our key strategic relationships; our ability to hire and retain key employees; and economic and political conditions in the US and abroad. All of these factors, as well as those discussed in Item 1A – Risk Factors, may result in significant fluctuations in our quarterly operating results and/or our ability to sustain or increase our profitability.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. The valuation allowance at December 31, 2010 relates to estimated expiration of state tax credit carryforwards prior to utilization. State tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are occasionally under audit by tax authorities in various jurisdictions and are presently under audit for our 2009 U.S. Federal tax return. Although we believe we have appropriate support for the positions taken on our tax returns, we have recorded a liability for our best estimate of the probable loss on certain of these positions. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from intercompany transfer pricing. Although we believe our recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although we believe the estimates and assumptions supporting our assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. Due to the complexity involved, we are not able to estimate the range of reasonably possible losses in excess of amounts recorded.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Income:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Revenues:
Product licenses	61%	64%	61%	66%
Services and other	39	36	39	34

Total revenue	100	100	100	100
Costs and expenses:
Cost of product license revenues	3	3	3	2
Cost of service and other expenses	11	10	11	10
Sales and marketing	46	39	44	39
Research and development	24	26	25	25
General and administrative	11	10	11	11

Total costs and expenses	95	88	94	87

Operating income	5	12	6	13
Interest and other income, net	—	—	—	1
Income tax provision	(1)	(4)	(2)	(4)

Net income	4%	8%	4%	10%

Revenues

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal years 2010 and 2009 relative to fiscal year 2008. We believe the increase in 2010 and 2009 was primarily due to a number of relatively large transactions with database customers and the release of Pervasive PSQL version 10 in June 2008. Our embedded database and related products represented approximately 60% of our revenue in fiscal year 2010 and 55% of our revenue in the six months ended December 31, 2010. Our integration products represented approximately 35% of our revenue in fiscal year 2010 and 40% of our revenue in the six months ended December 31, 2010. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $11.7 million in the three months ended December 31, 2010, consistent with the $11.6 million reported for the comparable period in the prior fiscal year. Our revenues for the six-month period ending December 31, 2010 decreased 5% to $22.6 million as compared to $23.8 million for the comparable period in the prior fiscal year. Our product license revenues were $7.1 million in the three months ended December 31, 2010, a decrease of 4% over the $7.4 million for the comparable period in the prior fiscal year. Our product license revenues for the six-month period ending December 31, 2010 were $13.8 million, a decrease of 12% over the $15.7 million for the comparable period in the prior fiscal year. Our license revenues in the six-month period ended December 31, 2009 were aided in part by one relatively large transaction representing approximately $2.4 million in revenue in the first quarter of fiscal year 2010. Our service and other revenues were $4.5 million in the three months ended December 31, 2010, an increase of 8% over the $4.2 million for the comparable period in the prior fiscal year. Our service and other revenues for the six-month period ending December 31, 2010 were $8.9 million, an increase of 10% over the $8.1 million for the comparable period in the prior fiscal year.

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

International revenues, consisting of all revenues from customers located outside of North America, were $3.8 million and $3.6 million in the three months ended December 31, 2010 and 2009, respectively, representing 33% and 31% of total revenues, respectively. International revenues were $7.9 million and $6.8 million in the six months ended December 31, 2010 and 2009, representing 35% and 29% of total revenues, respectively. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues was $0.4 million and $0.3 million in the three months ended December 31, 2010 and 2009, representing 3% of total revenues in both periods. Cost of product license revenues was $0.7 million and $0.6 million for the six-month period ending December 31, 2010 and 2009, representing 3% and 2% of total revenues, respectively. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the quarter ended December 31, 2010.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.2 million and $1.2 million in the three months ended December 31, 2010 and 2009, representing 11% and 10% of total revenues, respectively. Cost of service and other revenues was $2.4 million and $2.4 million for the six-month periods ending December 31, 2010 and 2009, representing 11% and 10% of total revenues, respectively. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended December 31, 2010.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expense, marketing programs and promotional expense, and travel and entertainment. Sales and marketing expenses were $5.3 million and $4.6 million in the three-month periods ended December 31, 2010 and 2009, respectively, representing 46% and 39% of total revenues, respectively. Sales and marketing expenses were $9.9 million and $9.3 million for the six months ending December 31, 2010 and 2009, representing 44% and 39% of total revenues, respectively. The increase in sales and marketing expenses is due primarily to an increase in staffing and personnel costs in fiscal year 2011 as compared to fiscal year 2010. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended December 31, 2010.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $2.8 million and $3.0 million in the three months ended December 31, 2010 and 2009, representing 24% and 26% of total revenues, respectively. Research and development expenses were $5.7 million and $5.9 million for the six months ended December 31, 2010 and 2009, representing 25% of revenues in both periods. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended December 31, 2010.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.3 million and $1.2 million in the three-month periods ending December 31, 2010 and 2009, representing 11% and 10% of total revenues, respectively. General and administrative expenses were $2.6 million for each of the six months ended December 31, 2010 and 2009, representing 11% of total revenues in both periods. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended December 31, 2010.

Share-based compensation expense. Share-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options. Share-based compensation expense is included in costs and expenses as follows:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Cost of service and other revenues	$11	$11	$22	$23
Sales and marketing	132	135	266	263
Research and development	61	58	127	113
General and administrative	227	231	451	471

Total	$431	$435	$866	$870

We anticipate our share-based compensation expense in the near term will be consistent with the expense in the quarter ending December 31, 2010.

Interest and Other Income. Interest and other income was $14,000 and $47,000 for the three months ended December 31, 2010 and 2009, respectively. Interest and other income was $24,000 and $0.1 million for the six months ended December 31, 2010 and 2009, respectively. Interest and other income decreased due to lower market interest rates.

Provision for Income Taxes. Provision for income taxes was approximately $0.2 million and $0.5 million in the three months ended December 31, 2010 and 2009, respectively. Provision for income taxes was approximately $0.4 million and $1.0 million in the six months ended December 31, 2010 and 2009, respectively. The Company’s estimated annual effective tax rate and associated provision for income taxes for the six months ended December 31, 2010 is based on an estimate of consolidated earnings before income taxes for fiscal 2011. The estimated annual effective tax rate is impacted primarily by estimates of non-deductible expenses, deductions related to domestic production activities and tax exempt income, the effects of state and foreign operations, tax legislation and credits generated.

Liquidity and Capital Resources

Cash provided by operations was $3.0 million and $3.3 million for the six months ended December 31, 2010 and 2009, respectively. Cash provided by operations for the six months ended December 31, 2010 resulted primarily from net income as adjusted for non-cash items, a decrease in prepaid expenses and other assets, an increase in accounts payable and accrued liabilities and an increase in deferred revenue, partially offset by an increase in trade accounts receivable. Cash provided by operations for the six months ended December 31, 2009 resulted primarily from net income as adjusted for non-cash items, a decrease in accounts receivable and an increase in deferred revenue, partially offset by an increase in prepaid expense and other current assets and a decrease in accounts payable and accrued liabilities.

During the six months ending December 31, 2010, we received net proceeds of $4.3 million from the sale or maturity of marketable securities, consisting of taxable and tax advantaged securities. During the six months ending December 31, 2009, we invested $7.2 million, net of investment sales, in marketable securities. In addition, we purchased property and equipment totaling approximately $0.3 million and $0.2 million in the six months ended December 31, 2010 and 2009, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will be consistent with the prior fiscal year.

In July 2010, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on July 27, 2010. During the six months ended December 31, 2010, we repurchased 1,280,819 shares of common stock at a cost of approximately $6.3 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During the six months ended December 31, 2010 and 2009, we received approximately $407,000 and $191,000, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 134,000 and 93,000 for the six-month periods ended December 31, 2010 and 2009, respectively.

On December 31, 2010, we had $35.1 million in working capital, including $37.2 million in cash, cash equivalents and marketable securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2010, the result would have been a decrease in revenue and operating income of approximately $0.2 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2010, the result would have been a decrease in operating income of approximately $0.1 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of all currencies was not material for the six months ended December 31, 2010. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

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

On January 21, 2010, JuxtaComm-Texas Software, LLC (“JuxtaComm”) filed a complaint (as amended April 22, 2010) in the Eastern District of Texas against 20 defendants, including Pervasive, alleging patent infringement. The case is currently in the early discovery phase. We filed an answer to the complaint on May 5, 2010 (as amended September 13, 2010). On July 15, 2010, JuxtaComm filed its Disclosure of Asserted Claims and Infringement Contentions. We filed our patent Invalidity Contentions on September 13, 2010. Pervasive and JuxtaComm continue to exchange correspondence and file various documents with the Court. The patent in question, United States Patent number 6,195,662 titled “System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems,” was issued on February 27, 2001 with a filing date of June 26, 1998. Data Junction Corporation, acquired by Pervasive in December 2003, has been in the data integration business since the mid-1980s and sold its data transformation products, which are now being used by Pervasive’s products, long prior to the filing of the Juxtacomm patent. Additionally, substantial “prior art” exists relating to the JuxtaComm patent to point to in our defense. We believe we will prevail either in our contentions that the JuxtaComm patent is invalid or our products do not infringe the patent. Pervasive intends to vigorously defend itself and believes the outcome of this proceeding will not have a material adverse effect on our business, operating results or financial condition.

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

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal years 2010 and 2009 relative to fiscal year 2008. We believe the increase in 2010 and 2009 was primarily due to a number of relatively large transactions with database customers and the release of Pervasive PSQL version 10 in June 2008. Our embedded database and related products represented approximately 60% of our revenue in fiscal year 2010 and 55% of our revenue in the six months ended December 31, 2010. In addition, we believe the integration products we acquired in fiscal year 2004 as a result of our acquisition of Data Junction Corporation represent a growth opportunity as we invest in opportunities presented by the acquired business and related innovative initiatives. Our integration products represented approximately 35% of our revenue in fiscal year 2010 and 40% of our revenue in the six months ended December 31, 2010. A reduction in our embedded database business or our integration product business, could have a material adverse effect on our business, operating results and financial condition.

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

Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. For example, Microsoft, Oracle, IBM and Sybase all currently license royalty-free limited versions of their database technologies. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Sybase/SAP, IBM, Progress, MySQL/Oracle, Ascential/IBM, Cast Iron/IBM, Business Objects/SAP, Informatica, Information Builders or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs, which may limit our ability to sell our products through particular partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business, operating results and financial condition. We cannot be certain we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

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

During the nineteen fiscal quarters ending December 31, 2010, the Company has acquired approximately 9.9 million shares of its common stock on the open market at a total cost of approximately $42.2 million, or approximately $4.25 price per share. The Company’s Board of Directors recently approved a new stock repurchase plan effective July 27, 2010, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million, of which approximately $5.4 million remains available as of December 31, 2010. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 to October 31, 2010	2,000	$5.00	11,292,060	$5,712,000
November 1, 2010 to November 30, 2010	33,565	5.08	11,325,625	$5,541,000
December 1, 2010 to December 31, 2010	21,555	5.20	11,347,180	$5,428,000

Total	57,120

In July 2010, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on July 27, 2010. During the three months ended December 31, 2010, we repurchased 57,120 shares of common stock at a cost of approximately $0.3 million under the stock repurchase plan approved on July 27, 2010. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

(a) Exhibits under Item 601 of Regulation S-K

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2	2006 Equity Incentive Plan – Amended and Restated November 15, 2010

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.11++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 26, 2011		PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2	2006 Equity Incentive Plan – Amended and Restated November 15, 2010

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.11++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.