Form 10-Q
period 2011-03-31
PERVASIVE SOFTWARE INC
filed 2011-04-26
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 21, 2011 there were 16,104,449 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2011	June 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,775	$7,086
Marketable securities	30,696	33,267
Trade accounts receivable, net	9,171	8,051
Deferred income tax assets	693	650
Prepaid expenses and other current assets	1,176	1,443

Total current assets	48,511	50,497
Property and equipment, net	1,230	1,333
Purchased intangibles, net	1,745	2,140
Goodwill	38,508	38,508
Deferred income tax assets	1,817	1,301
Other assets	542	786

Total assets	$92,353	$94,565

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$570	$677
Accrued payroll and payroll related costs	2,047	2,008
Deferred rent and lease related accruals	629	534
Other accrued expenses	1,410	1,089
Deferred revenues	8,031	7,266

Total current liabilities	12,687	11,574

Stockholders’ equity
Common stock	63,758	68,889
Retained earnings	15,908	14,102

Total stockholders’ equity	79,666	82,991

Total liabilities and stockholders’ equity	$92,353	$94,565

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Revenues:
Product licenses	$7,557	$7,552	$21,330	$23,280
Service and other	4,530	4,133	13,405	12,213

Total revenue	12,087	11,685	34,735	35,493

Costs and expenses:
Cost of product license revenues	357	317	1,016	874
Cost of service and other revenues	1,331	1,212	3,775	3,594
Sales and marketing	5,273	4,772	15,192	14,048
Research and development	3,015	2,895	8,719	8,813
General and administrative	1,291	1,164	3,875	3,719

Total costs and expenses	11,267	10,360	32,577	31,048

Operating income	820	1,325	2,158	4,445

Interest and other income, net	24	33	48	182
Income tax provision	(58)	(358)	(495)	(1,386)

Net income	$786	$1,000	$1,711	$3,241

Basic earnings per share	$0.05	$0.06	$0.11	$0.19

Diluted earnings per share	$0.05	$0.06	$0.11	$0.18

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended March 31,
	2011	2010
Cash from operations
Net income	$1,711	$3,241
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,006	963
Stock-based compensation expense	1,295	1,315
Bad debt expense and other non-cash adjustments	238	—
Deferred income tax benefit	(560)	(86)
Changes in current operating assets and liabilities:
Trade accounts receivable	(1,360)	(239)
Prepaid expenses and other current assets	492	170
Accounts payable and accrued liabilities	270	(652)
Deferred revenue	754	726

Net cash provided by operations	3,846	5,438

Cash from investing activities
Purchases of property and equipment	(500)	(374)
Sales and purchases of marketable securities, net	2,586	(8,715)
Business acquisition	—	(2,611)
Decrease in other assets	20	30

Net cash provided by (used in) investing activities	2,106	(11,670)

Cash from financing activities
Proceeds from exercise of stock options	585	333
Purchase of treasury stock	(6,931)	(3,675)

Net cash used in financing activities	(6,346)	(3,342)

Effect of exchange rate on cash and cash equivalents	83	(42)

Decrease in cash and cash equivalents	(311)	(9,616)
Cash and cash equivalents of beginning of period	7,086	18,029

Cash and cash equivalents at end of period	$6,775	$8,413

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2010, which are contained in the Company’s Annual Report filed on Form 10-K on September 13, 2010 (File No. 000-23043). The results of operations for the three and nine month periods ended March 31, 2011 and 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Numerator:
Net income	$786	$1,000	$1,711	$3,241

Denominator:
Denominator for basic earnings per share – weighted average shares	15,031	16,580	15,133	16,723
Effect of dilutive securities	1,005	904	894	930

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	16,036	17,484	16,027	17,653

Basic earnings per share	$0.05	$0.06	$0.11	$0.19

Diluted earnings per share	$0.05	$0.06	$0.11	$0.18

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

1.	Level 1 Inputs – quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 2 assets consist of marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Examples of assets currently utilizing Level 2 inputs are U.S. agency securities, commercial paper and municipal bonds.

3.	Level 3 Inputs – Used to measure the fair value of assets and liabilities for which little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Marketable securities consisted of the following (in thousands):

		March 31, 2011			June 30, 2010
	Fair Value Hierarchy	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Municipal bonds and U.S. government agencies	Level 2	$30,688	$8	$30,696	$33,274	$(7)	$33,267

		$30,688	$8	$30,696	$33,274	$(7)	$33,267

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Net income	$786	$1,000	$1,711	$3,241

Foreign currency translation adjustments	9	(47)	80	(57)

Unrealized gain on investments	7	(27)	15	(128)

Comprehensive income	$802	$926	$1,806	$3,056

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

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Expected volatility (based on historical data)	27.0%	30.6%	26.5%	30.9%

Expected life in years	4.75	4	4.75	4

Risk-free interest rate	2.35%	1.64%	2.19%	1.56%

Fair value per award	$1.56	$1.37	$1.47	$1.37

As of March 31, 2011, $3.0 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.9 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6. Common Stock and Stock Options

The vesting period for restricted stock is generally a three year period. Stock will remain restricted until the full vesting period has expired. A summary of changes in restricted stock awards during the year ended June 30, 2010 and the nine month period ended March 31, 2011 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Intrinsic Value
Outstanding and unvested at June 30, 2009	1,059,500	$3.85	2.03	$4,076,155
Granted	223,000	5.06	3.22	1,128,720
Vested	(182,500)	4.22	––	(770,831)
Forfeited	(60,000)	3.80	––	(228,000)

Outstanding and unvested at June 30, 2010	1,040,000	4.04	1.78	4,206,044
Granted	190,000	5.53	3.17	1,051,400
Vested	(128,000)	3.65	––	(467,305)
Forfeited	(20,000)	4.66	––	(93,280)

Outstanding and unvested at March 31, 2011	1,082,000	$4.34	1.43	$4,969,859

The vesting period for stock options is generally a four-year period. Options are generally exercisable by the holder only for the vested portion of each grant. A summary of changes in common stock options during the year ended June 30, 2010 and the nine month period ended March 31, 2011 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2009	2,450,791	$1.06 – 11.81	$4.54
Granted	248,500	$4.79 – 5.14	$5.11
Exercised	(146,900)	$1.06 – 4.55	$2.52
Surrendered	(182,875)	$3.60 – 11.81	$6.43

Options outstanding, June 30, 2010	2,369,516	$1.06 – 8.37	$4.58
Granted	233,500	$4.78 – 5.66	$5.45
Exercised	(195,490)	$1.06 – 5.60	$3.03
Surrendered	(62,750)	$3.09 – 8.15	$4.57

Options outstanding, March 31, 2011	2,344,776	$1.18 – 8.37	$4.79

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is additional information relating to outstanding options:

	Options Outstanding		Options Exercisable
Range of Exercise Price	March 31, 2011	June 30, 2010	March 31, 2011
$ 1.18 to $ 1.71	20,850	75,975	20,850
$ 3.00 to $ 4.00	927,500	1,055,616	830,063
$ 4.03 to $ 6.00	1,083,926	922,425	670,363
$ 6.90 to $ 8.37	312,500	315,500	312,500

$ 1.18 to $8.37	2,344,776	2,369,516	1,801,968

7. Goodwill and Other Intangible Assets

As of March 31, 2011, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company evaluates intangible assets for potential impairment annually in the fourth quarter, or more frequently if other indicators of impairment arise.

On July 31, 2009, the Company completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc., a Web-based electronic data interchange (Web DI) technology company, for total consideration of approximately $2.6 million in cash.

Other intangible assets, classified as purchased intangibles on the balance sheet, amounted to $1.7 million (net of accumulated amortization of $7.2 million) as of March 31, 2011. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 and $2.6 million related to the acquisition of ChanneLinx in the first quarter of fiscal 2010.

The Company amortizes intangible assets with definite useful lives on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three and nine months ended March 31, 2011 was $0.1 million and $0.4 million, respectively. Amortization expense for intangible assets is anticipated to be approximately $0.5 million for each of the years ended June 30, 2011 through June 30, 2014.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Executive Overview

Our Business

Pervasive Software (NASDAQ: PVSW) is a global data innovation leader, delivering software to manage, integrate and analyze data, in the cloud or on-premises, throughout the entire data lifecycle. The embeddable Pervasive PSQL™ database engine provides robust database reliability in a near-zero database administration environment for packaged business applications. Pervasive's multi-purpose data integration platform, available on-premises and in the cloud, accelerates the sharing of information between multiple data stores, applications, and hosted business systems and allows customers to re-use the same software for diverse integration scenarios.

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

Our Operating Results

Our comparative results for the third fiscal quarter ended March 31, 2011:

•	Revenue was $12.1 million, compared to $11.7 million for the third quarter of last fiscal year.

•	Net income was $0.8 million, or $0.05 diluted earnings per share, compared to $1.0 million, or $0.06 diluted earnings per share, for the third quarter of last fiscal year.

•

We continue to generate positive cash flow from operations with $0.8 and $2.2 million in the third fiscal quarter ending March 31, 2011 and 2010, respectively. We ended the third quarter of fiscal year 2011 with $37.5 million in cash, cash equivalents and marketable securities.

•

We acquired approximately 98,000 shares of our common stock, at a cost of approximately $0.5 million in the third fiscal quarter ending March 31, 2011. Issued and outstanding shares of common stock as of March 31, 2011 totaled approximately 16.1 million.

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

•

continuing the investment in new product and service innovation, including the further advancement of our innovation initiatives: Pervasive DataCloud (to provide a scalable cloud-based platform for development and deployment of both Pervasive- and partner-developed on-demand services), Pervasive DataSolutions (to take advantage of market trends in Integration-as-a-Service and other on-demand data solutions), and Pervasive DataRush (to serve revolutionary next-generation analytics by capturing the parallel processing capabilities of proliferating multi-core technologies); and,

•

the continued focus on generating profitable results and positive cash flows, while we look for opportunities to reduce our issued and outstanding shares, putting to work our approved share repurchase program.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. The valuation allowance at March 31, 2011 relates to estimated expiration of state tax credit carryforwards prior to utilization. State tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Income:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Revenues:
Product licenses	63%	65%	61%	66%
Services and other	37	35	39	34

Total revenue	100	100	100	100
Costs and expenses:
Cost of product license revenues	3	3	3	2
Cost of service and other expenses	11	10	11	10
Sales and marketing	43	41	44	40
Research and development	25	25	25	25
General and administrative	11	10	11	10

Total costs and expenses	93	89	94	87

Operating income	7	11	6	13
Interest and other income, net	—	—	—	—
Income tax provision	—	(3)	(1)	(4)

Net income	7%	8%	5%	9%

Revenues

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal years 2010 and 2009 relative to fiscal year 2008. We believe the increase in 2010 and 2009 was primarily due to a number of relatively large transactions with database customers and the release of Pervasive PSQL version 10 in June 2008. Our embedded database and related products represented approximately 60% of our revenue in fiscal year 2010 and 55% of our revenue in the nine months ended March 31, 2011. Our integration products represented approximately 35% of our revenue in fiscal year 2010 and 40% of our revenue in the nine months ended March 31, 2011. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $12.1 million in the three months ended March 31, 2011, compared to $11.7 million reported for the comparable period in the prior fiscal year. Our revenues for the nine-month period ending March 31, 2011 were $34.7 million as compared to $35.5 million for the comparable period in the prior fiscal year. Our product license revenues were $7.6 million in the three months ended March 31, 2011, compared to $7.6 million for the comparable period in the prior fiscal year. Our product license revenues for the nine-month period ending March 31, 2011 were $21.3 million, compared to $23.3 million for the comparable period in the prior fiscal year. Our license revenues in the nine-month period ended March 31, 2010 were aided in part by one relatively large transaction representing approximately $2.4 million in revenue in the first quarter of fiscal year 2010. Our service and other revenues were $4.5 million in the three months ended March 31, 2011, an increase of 10% over the $4.1 million for the comparable period in the prior fiscal year. Our service and other revenues for the nine-month period ending March 31, 2011 were $13.4 million, an increase of 10% over the $12.2 million for the comparable period in the prior fiscal year due in part to increased subscription revenues.

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

International revenues, consisting of all revenues from customers located outside of North America, were $4.7 million and $4.2 million in the three months ended March 31, 2011 and 2010, representing 39% and 36% of total revenues, respectively. International revenues were $12.5 million and $11.0 million in the nine months ended March 31, 2011 and 2010, representing 36% and 31% of total revenues, respectively. We expect international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues was $0.4 million and $0.3 million in the three months ended March 31, 2011 and 2010, representing 3% of total revenues in both periods. Cost of product license revenues was $1.0 million and $0.9 million for the nine-month period ending March 31, 2011 and 2010, representing 3% and 2% of total revenues, respectively. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the quarter ending March 31, 2011.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.3 million and $1.2 million in the three months ended March 31, 2011 and 2010, representing 11% and 10% of total revenues, respectively. Cost of service and other revenues was $3.8 million and $3.6 million for the nine-month period ending March 31, 2011 and 2010, representing 11% and 10% of total revenues, respectively. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended March 31, 2011.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expense, marketing programs and promotional expense, and travel and entertainment. Sales and marketing expenses were $5.3 million and $4.8 million in the three months ended March 31, 2011 and 2010, representing 43% and 41% of total revenues, respectively. Sales and marketing expenses were $15.2 million and $14.0 million for the nine months ending March 31, 2011 and 2010, representing 44% and 40% of total revenues, respectively. The increase in sales and marketing expenses is due primarily to an increase in staffing and personnel costs in fiscal year 2011 as compared to fiscal year 2010. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended March 31, 2011.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $3.0 million and $2.9 million in the three months ended March 31, 2011 and 2010, respectively, representing 25% of total revenues in both periods. Research and development expenses were $8.7 million and $8.8 million for the nine months ended March 31, 2011 and 2010, representing 25% of revenues in both periods. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended March 31, 2011.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.3 million and $1.2 million in the three months ended March 31, 2011 and 2010, representing 11% and 10% of total revenues, respectively. General and administrative expenses were $3.9 million and $3.7 million for the nine months ended March 31, 2011 and 2010, representing 11% and 10% of total revenues, respectively. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended March 31, 2011.

Share-based compensation expense. Share-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options. Share-based compensation expense is included in costs and expenses as follows:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Cost of service and other revenues	$15	$11	$37	$34
Sales and marketing	132	138	398	401
Research and development	56	62	183	175
General and administrative	226	234	677	706

Total	$429	$445	$1,295	$1,316

We anticipate our share-based compensation expense in the near term will be consistent with the expense in the quarter ending March 31, 2011.

Interest and Other Income. Interest and other income was $24,000 and $33,000 for the three months ended March 31, 2011 and 2010, respectively. Interest and other income was $48,000 and $0.2 million for the nine months ended March 31, 2011 and 2010, respectively. Interest and other income decreased due to lower market interest rates. We anticipate our interest and other income in the near term will be consistent with the three months ending March 31, 2011.

Provision for Income Taxes. Provision for income taxes was approximately $58,000 and $0.4 million in the three months ended March 31, 2011 and 2010, respectively. Provision for income taxes was approximately $0.5 million and $1.4 million in the nine months ended March 31, 2011 and 2010, respectively. The Company’s estimated annual effective tax rate and associated provision for income taxes for the three and nine months ended March 31, 2011 is based on an estimate of consolidated earnings before income taxes for fiscal 2011. The estimated annual effective tax rate is impacted primarily by estimates of non-deductible expenses, deductions related to domestic production activities and tax exempt income, the effects of state and foreign operations, tax legislation and credits generated.

Liquidity and Capital Resources

Cash provided by operations was $3.8 million and $5.4 million for the nine months ended March 31, 2011 and 2010, respectively. Cash provided by operations for the nine months ended March 31, 2011 resulted primarily from net income as adjusted for non-cash items and an increase in deferred revenue, partially offset by an increase in trade accounts receivable. Cash provided by operations for the nine months ended March 31, 2010 resulted primarily from net income as adjusted for non-cash items and an increase in deferred revenue, partially offset by a decrease in accounts payable and accrued liabilities.

During the nine months ending March 31, 2011, we received net proceeds of $2.6 million from the sale or maturity of marketable securities, consisting of taxable and tax advantaged securities. During the nine months ending March 31, 2010, we invested $8.7 million in marketable securities. In addition, we purchased property and equipment totaling approximately $0.5 million and $0.4 million in the nine months ended March 31, 2011 and 2010, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will be consistent with the prior fiscal year.

In July 2010, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on July 27, 2010. During the nine months ended March 31, 2011, we repurchased 1,379,016 shares of common stock at a cost of approximately $6.8 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During the nine months ended March 31, 2011 and 2010, we received approximately $585,000 and $333,000, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 195,000 and 134,000 for the nine-month periods ended March 31, 2011 and 2010, respectively.

On March 31, 2011, we had $35.8 million in working capital, including $37.5 million in cash, cash equivalents and marketable securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2010, the result would have been a decrease in revenue and operating income of approximately $0.2 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2010, the result would have been a decrease in operating income of approximately $0.1 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of all currencies was not material for the nine months ended March 31, 2011. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

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

On January 21, 2010, JuxtaComm-Texas Software, LLC (“JuxtaComm”) filed a complaint (as amended April 22, 2010) in the Eastern District of Texas against 20 defendants, including Pervasive, alleging patent infringement. The case is currently in the discovery phase. We filed an answer to the complaint on May 5, 2010 (as amended September 13, 2010). On July 15, 2010, JuxtaComm filed its Disclosure of Asserted Claims and Infringement Contentions. We filed our patent Invalidity Contentions on September 13, 2010. Pervasive and JuxtaComm continue to exchange correspondence and file various documents with the Court. The patent in question, United States Patent number 6,195,662 titled “System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems,” was issued on February 27, 2001 with a filing date of June 26, 1998. Data Junction Corporation, acquired by Pervasive in December 2003, has been in the data integration business since the mid-1980s and sold its data transformation products, which are now being used by Pervasive’s products, long prior to the filing of the Juxtacomm patent. Additionally, substantial “prior art” exists relating to the JuxtaComm patent to point to in our defense. We believe we will prevail either in our contentions that the JuxtaComm patent is invalid or our products do not infringe the patent. Pervasive intends to vigorously defend itself and believes the outcome of this proceeding will not have a material adverse effect on our business, operating results or financial condition.

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

Revenue from our embedded database product, Pervasive PSQL, increased in fiscal years 2010 and 2009 relative to fiscal year 2008. We believe the increase in 2010 and 2009 was primarily due to a number of relatively large transactions with database customers and the release of Pervasive PSQL version 10 in June 2008. Our embedded database and related products represented approximately 60% of our revenue in fiscal year 2010 and 55% of our revenue in the nine months ended March 31, 2011. In addition, we believe the integration products we acquired in fiscal year 2004 as a result of our acquisition of Data Junction Corporation represent a growth opportunity as we invest in opportunities presented by the acquired business and related innovative initiatives. Our integration products represented approximately 35% of our revenue in fiscal year 2010 and 40% of our revenue in the nine months ended March 31, 2011. A reduction in our embedded database business or our integration product business, could have a material adverse effect on our business, operating results and financial condition.

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

Defects or Disruptions in Our Ability to Deliver Our Products Across Various Platforms Could Diminish Demand for Our Service and Subject Us to Substantial Liability

As we continue to provide more of our products from third party data hosting platforms, there is the potential for there to be defects or disruptions in our ability to deliver our products to our customers. These potential disruptions could result in unanticipated downtime for our customers and harm our reputation and our business. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our service could hurt our reputation and may damage our customers' businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

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

If Our Security Measures Are Breached and Unauthorized Access is Obtained to a Customer's Data or Our Data, Our Service May be Perceived as not Being Secure and We May Incur Significant Legal and Financial Exposure and Liabilities

While we have derived the majority of our historical revenues from on premise delivery of our products, we are increasingly offering our products on third party hosted platforms. This method of delivery of our products involves the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and result in someone obtaining unauthorized access to our data or our customers' data. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our customers’

data, we could incur significant liability to our customers or significant fines and sanctions by processing networks or governmental bodies, any of which could result in harm to our business and damage to our reputation.

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

In July 2001, we formed a business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support certain of our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive PSQL) and Pervasive PSQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive PSQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. While this venture has been successful to date, we cannot be certain that this venture will continue to be successful, which could result in our inability to successfully operate in Japan. In addition, as part of our venture, we executed a three year master distributor agreement with AG-TECH, the initial term of which expired June 30, 2004. This agreement has been renewed twice, most recently for an additional five-year term which expires June 30, 2012. We cannot be certain that we will continue to be able to renew our agreement with AG-TECH on terms and conditions at least as favorable to Pervasive as those contained in our present agreement. Further, we may be unable to maintain or increase Japanese market demand for our products and the aftereffects of the recent earthquake and tsunami in Japan may impact the market demand of the Japanese economy.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account for a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the fiscal year ended June 30, 2010, one distributor (our joint venture partner in Japan, AG-TECH Corporation) accounted for an aggregate of approximately 11% of our revenues, as compared to 10% in the fiscal year ended June 30, 2009. Additionally, sales related to accounting software applications has, at various times, represented as much as 20% of our revenues. Furthermore, there has been consolidation taking place among our ISVs that could narrow the number of customers who sell our products. For example, one of our ISVs, The Sage Group plc, has acquired Timberline Software Corporation, Softline Limited, ACCPAC International Inc., Sage Sesame and TAS Software, five of our ISVs. The Sage Group family of companies has, at various times, represented approximately 10% of our revenues. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period and may be impacted by recent events in Japan. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

Our Business Operations Could Be Negatively Impacted by the Aftereffects of the Tohoku Pacific Earthquake and Its Impact on Japan

The recent Japanese earthquake and resulting tsunami may affect our business operations. Our Japanese joint venture, AG-TECH, is located in Tokyo and as of the date of this filing all of AG-TECH’s employees are reported safe and operations have been relatively unaffected. However, there can be no assurances that future operations and revenue may not be seriously affected by, among other things, the rolling electrical blackouts and industry wide shutdowns now occurring in Japan as well as the potential of a nuclear disaster occurring at a power plant installation within two hundred miles of AG-TECH’s facilities. The disaster in Japan may also result in a downturn in the Japanese economy as a whole. These occurring or potential events may seriously damage our ability to conduct business in Japan or, in the worst case, cause operations in Japan to completely cease with our business suffering a material downturn.

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

During the twenty fiscal quarters ending March 31, 2011, the Company has acquired approximately 10.0 million shares of its common stock on the open market at a total cost of approximately $42.8 million, or approximately $4.29 price per share. The Company’s Board of Directors recently approved a new stock repurchase plan effective July 27, 2010, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million, of which approximately $4.9 million remains available as of March 31, 2011. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 to January 31, 2011	3,123	$5.48	11,350,303	$5,411,000
February 1, 2011 to February 28, 2011	34,905	$5.45	11,385,208	$5,219,000
March 1, 2011 to March 31, 2011	60,169	$5.40	11,445,377	$4,893,000

Total	98,197

In July 2010, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on July 27, 2010. During the three months ended March 31, 2011, we repurchased 98,197 shares of common stock at a cost of approximately $0.5 million under the stock repurchase plan approved on July 27, 2010. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

(a) Exhibits under Item 601 of Regulation S-K

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*****	2006 Equity Incentive Plan – Amended and Restated November 15, 2010

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.11++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.13++++	Amendment No. 2 to the Lease between Carr Texas OP, LP and Pervasive Software Inc. dated September 24, 2004

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
*****	Incorporated by reference to the Company’s Form 10-Q filed on January 26, 2011.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.
++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 23, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2011		PERVASIVE SOFTWARE INC. (Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*****	2006 Equity Incentive Plan – Amended and Restated November 15, 2010

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.11++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.13++++	Amendment No. 2 to the Lease between Carr Texas OP, LP and Pervasive Software Inc. dated September 24, 2004

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.

***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
*****	Incorporated by reference to the Company’s Form 10-Q filed on January 24, 2011.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2004.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.
++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 23, 2011.