Form 10-K
period 2011-06-30
PERVASIVE SOFTWARE INC
filed 2011-09-13
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of December 31, 2010 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $65,723,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of August 31, 2011 there were 15,930,424 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III–Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s Annual Meeting of Stockholders to be held on November 14, 2011.

PERVASIVE SOFTWARE INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED

JUNE 30, 2011

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

Overview

Pervasive Software (NASDAQ: PVSW) is a global leader in cloud-based and on-premises data innovation. For more than two decades, Pervasive products have delivered value to tens of thousands of customers in more than 150 countries with a compelling combination of performance, flexibility, reliability and low total cost of ownership. Pervasive delivers software to manage, integrate and analyze data, in the cloud or on-premises, throughout the entire data lifecycle. Pervasive products are often embedded within partners’ software through a well-developed channel of independent software vendors (ISVs), Software-as-a-Service (SaaS) vendors, value-added resellers (VARs) and Systems Integrators (SIs). Publicly traded since 1997 and with 42 consecutive profitable quarters through June 30, 2011, the company’s culture of profitability has enabled aggressive investment in innovation with approximately 25% of revenues invested in research and development in recent years.

The company’s two flagship product families deliver data management and data integration. The Pervasive PSQL™ database provides embeddable data management and has been deployed via millions of licensed seats since the company’s inception in 1994. The full data management product line also includes solutions for data movement and synchronization and addresses security challenges related to data integrity, accountability, continuity and availability throughout the data lifecycle. The product line is designed for integration by ISVs into client/server and Web applications which are sold predominantly to SMBs and other businesses having little to no information technology (IT) infrastructure, and requiring self-tuning, low-administration products. The product incorporates significant backward compatibility with a range of operating systems, hardware platforms (both 32 and 64 bit) and applications. The current version, Pervasive PSQL v11, is optimized for multicore and supports Internet Protocol version 6 (IPv6). Planned releases in fiscal 2012 include Pervasive PSQL Vx, designed for customers who are serious users of virtual machines and need support for live migration, fault tolerance and high availability.

The other flagship product family addresses data and application integration. Pervasive Data Integrator™ enables companies to connect data from multiple on-premises and cloud-based applications with reliable, automated integration. The extensible platform scales to integrate the rising number of applications required to run a business and can be deployed at the department level or enterprise-wide. Its lightweight embeddable architecture and breadth of connectivity also make it an attractive choice for ISVs and SaaS vendors to bundle or private-label Pervasive integration as part of their own software offerings to better meet customer requirements for application integration. The most recent release, Pervasive Data Integrator v10, includes locally installed as well as cloud-based visual designers that accelerate the creation and simplify management of flexible integration solutions. The product line also addresses data quality needs with products for comprehensive profiling of large amounts of data to assess data quality, automated fuzzy matching of potential duplicate records and the ability to merge duplicates, and look-ups for data validation against established third-party data libraries to prevent incomplete or erroneous data entry.

A more recent product team, Pervasive BusinessXchange, began with the acquisition of ChanneLinx assets on July 31, 2009. Its primary offering is the Pervasive WebDISM managed service, which provides trading partners with actionable insight into their cash flow-related business documents, including purchase orders and invoices. In fiscal 2011, Pervasive completed migration of all Pervasive WebDI customers to Windows Azure and became one of the flagship partners featured on the Windows Azure Marketplace.

Delivering potentially disruptive innovation is the dedicated focus of other teams within Pervasive, including Pervasive DataRush, Pervasive DataSolutions, and Pervasive DataCloud:

•

Pervasive DataRush is a software development platform that lets customers rapidly build parallel applications that deliver high throughput on big data. Pervasive DataRush fully leverages the parallel processing capabilities of multicore processors to deliver unmatched performance on a multicore server, SMP machine, cluster or Hadoop cluster. It is designed to eliminate performance bottlenecks in big data preparation and analytics.

•

Pervasive DataSolutions gives customers affordable, subscription-based integration delivered as configurable services on the Pervasive DataCloud. In addition to the more than 350 Pervasive DataSolutions subscribers, partners are increasingly teaming with Pervasive to create and deliver their own point-to-point hosted integration solutions.

•

Pervasive DataCloud, originally created as a multitenant Platform-as-a-Service for Pervasive’s packaged integration solutions, today provides a platform for a range of partner- and Pervasive-designed cloud-based offerings. The Pervasive integration sales team increasingly monetizes the Pervasive DataCloud stack by leveraging it for strategic wins with integration partners.

Pervasive’s strength is evidenced by the size and diversity of the global customer base, serving tens of thousands of customers in virtually every industry and market. We sell products in more than 150 countries through direct sales and channel distribution. We have a well-established distribution channel of ISVs, developers, VARs, systems integrators and partners who have built or deployed applications on top of our data management and data integration platforms as well as a large customer base of end users for our integration products and services. Founded in 1994, Pervasive is headquartered in Austin, Texas, with offices in Greenville, South Carolina; Brussels; Frankfurt; London; and Paris; and a joint venture in Japan. Our Web site address is www.pervasive.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our Web site, http://www.pervasive.com, as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (SEC). Additionally, you may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Market Opportunity

We believe that the software markets as a whole are going through rapid change. The emergence of cloud-based infrastructure and applications is testament to the increasing demand for the scalability and rapid deployment provided by the SaaS delivery model. Organizations increasingly demand software that provides ease of use, re-usability, interoperability with widely adopted technologies, the flexibility to be deployed on-premises or in the cloud, and cost-effective maintenance. In this environment, delivering flexibility and performance with high return on investment becomes increasingly critical.

In addition, the rapid proliferation of commodity multicore hardware, along with exploding data volumes, provides opportunities for companies to leverage affordable servers and clusters of servers that have multiple cores in a single box to extract value from large volumes of data—but only if they have software that can effectively scale on multiple cores. The inevitable performance gains traditionally delivered by faster processors under “Moore’s Law” now must rely on a new generation of infrastructure software that can scale on ever-updating multicore hardware platforms.

As these market disruption trends continue, we believe infrastructure software will be a key ingredient for all businesses as they seek to integrate and streamline their back-end systems and eliminate delays in the management and execution of critical processes. Infrastructure software includes, among other things, application development tools, integration tools and solutions, analytics, databases, and security solutions.

Pervasive also continues to see consolidation in markets where its data management and data integration offerings compete. In the database arena, Oracle acquired the open source Sun MySQL database while SAP acquired Sybase. For ISVs who want to avoid vendor lock-in with monolithic industry giants, Pervasive PSQL remains an attractive alternative. In the data integration market, IBM acquired CastIron Systems and Dell acquired Boomi, resulting in Pervasive being one of an increasingly small number of independent data integration providers. With a stable operating history, consistent profitability, a commitment to channel and the ability to provide a best-of-breed alternative to large technology stacks, we believe Pervasive holds a unique position as a stable yet innovative go-to partner for both channel and enterprise customers.

We believe these trends will favor Pervasive. We believe the market for data infrastructure software, in particular, is experiencing significant market disruption due to the high cost of many competing, more labor-intensive solutions. We further believe well-established technology leaders who develop deep relationships with channel partners and customers tend to prevail in cost-sensitive markets, and Pervasive, with its strengths in scalable data management, data integration, and scalable cloud delivery, is well-positioned to benefit from the trends in these markets. The economic environment remains uncertain, but Pervasive’s financial stability, strong value proposition for customers and partners, and diverse vertical and geographic markets have enabled the company to sustain profitability even in the face of economic headwinds. We believe that if an economic recovery accelerates and strengthens, our reputation as an established vendor with highly reliable offerings positions Pervasive to prosper even further.

Pervasive has a strong portfolio that consists both of established products with strong channels and recurring revenue and of innovative, cutting-edge technology that leverages potential market disruptors such as multicore hardware, cloud-based delivery models and the avalanche of big data. With a 10-year history of profitability, Pervasive remains committed to investing in technology innovation to deliver offerings that differentiate us from competitors, stay current with market trends, and deliver compelling customer value, today and in the future.

The Pervasive Strategy

Our goal is to be the leader in data innovation. We invest aggressively in research and development to deliver industry-leading software spanning data quality, movement, integration, management and analytics, both on-premises and in the cloud, across the entire data lifecycle.

Continue to Focus on Our Channel Strengths.    The company has a rich history of leveraging indirect channels to optimize our sales and marketing effectiveness and enable us to expand addressable markets in terms of geographical footprint, vertical industry and domain expertise. The data management product family that includes Pervasive PSQL reaches customers through a well-developed channel of ISVs, VARs, systems integrators, and consultants. Pervasive’s other flagship product team, which delivers data integration and data quality software, continues to increase its focus on revenue through channel partners including SIs, ISVs and SaaS vendors. In many cases these partnerships result in revenue streams that are repeated quarterly or annually. Along with an increase in subscription license revenue and support and maintenance contracts, the integration team has seen a growing percentage of recurring revenue in its overall mix. This trend was influential in the integration team posting record revenue results in each of the past four fiscal years. As large technology companies increasingly adopt cloud-based platforms to proliferate applications, Pervasive is seeing adoption of our integration software as the integration backbone of those platforms by top-tier software vendors.

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

The newer teams, Pervasive DataSolutions and Pervasive DataRush, also are investing in developing channel partner relationships, leveraging Pervasive’s heritage of long-term, productive partnering as a cornerstone of its go-to-market strategy.

Continue to Manage our Large Installed base of Database Customers.    Pervasive PSQL and its ecosystem offerings accounted for approximately 58% of fiscal 2011 revenue. The Pervasive low-TCO database is widely deployed, with millions of server seats licensed since the inception of Pervasive Software Inc. in 1994. Many of these seats are deployed in small-to-midsized organizations that have not yet adopted the latest generation of our database products. Therefore, we believe we have an opportunity in upgrading these seats to our new-generation data management products, led by Pervasive PSQL v11, as users adopt emerging technologies including multicore hardware, Internet Protocol version 6 (IPv6) and new Windows and Linux operating systems. We plan to reach these customers through our well-developed channel of ISVs, VARs, systems integrators and consultants and continue to seek their input to guide our product development activities. We intend to continue joint marketing programs with our channel partners and customers encouraging upgrades to recent versions of our database, upgrades of additional user counts, upgrades to new or additional platforms, as well as upgrades of the ISVs’ applications themselves.

Continue to Grow Our Integration Revenues.    The need for data and application integration, on-premises and in the cloud, continues to increase while the vendor landscape continues to consolidate, leaving Pervasive with growing market opportunity. We continue to deliver our suite of integration products through our existing and new channel partners, to speed and simplify the movement and transformation of data in the field when they win competitive deals, and to enable them to pre-wire their products with embedded integration to interoperate with adjacent business applications, whether in the cloud or on-premises. We help them onboard new customers rapidly and predictably, including migration of data from existing applications, and provide ongoing data integration for existing customers.

The scale of migration and integration initiatives increases significantly with the proliferation of ISV cloud-based application platforms. Today, customers expect migration and integration to be included in their solutions. Combining our deep knowledge and more than 25 years of migration and integration expertise, we provide easy-to-use, scalable migration and integration technology, services, training and partner programs. These programs help ISVs, SaaS vendors and systems integrators transform their applications into “integration ready” solutions that are scalable from one-time data migration to ongoing application integration within and beyond organizational boundaries while boosting their competitive advantage, time to revenue, customer satisfaction and cost management with self-service options.

We intend to continue investing in product development, marketing and sales activities, including expanding the range of offerings in data quality, including data profiling, data matching and de-duplication, data validation against third-party libraries, and master data management. Overall we focus on enhancing and leveraging our integration-related product lines with:

•	SaaS companies, including providers of cloud-based CRM, ERP, compensation management, billing, market automation, expense management, product portfolio management and talent management offerings,

•	ISVs, including both existing channel partners and new partners,

•	End users in corporate IT, healthcare, and financial services who seek to integrate multiple applications, including legacy and new, on-premises and hosted, internally or with trading partners, and

•	Business service providers, including those focused on payroll, tax, and employee benefits.

Our integration business has achieved record revenue levels in each of the four fiscal years ending June 30, 2011, including growing recurring revenue from channels, subscriptions and maintenance. We will continue to focus on opportunities to grow our total integration revenues.

Our integration product revenues are generated predominantly in North America. However, we continue to market our expanding integration product line to our customer base internationally. International sales continue to represent approximately 10% of integration product revenues, and they grew in absolute terms in fiscal 2011 over fiscal 2010 as integration revenues grew overall. We will continue to focus on opportunities in new and existing international markets in fiscal year 2012.

Pursue Growth through Innovation in Complementary Products and Services.    Pervasive’s ongoing commitment to innovation across both its established and emerging technologies reflect the company’s focus on delivering unique value to partners and customers, in both the near term and in the future. We believe the culture of innovation gives Pervasive an edge in our ability to attract key employees, partners, and customers, as well as helping to drive visibility and recognition from key influencers, including industry analysts and media. Innovation takes place both through extending Pervasive’s existing intellectual property and through leveraging technologies from other sources, including open source and partners.

Innovation is at the core of three newer offerings, including:

•

Pervasive DataRush™, a software development platform that lets customers and partners rapidly build parallel applications that deliver high throughput on big data. It fully leverages the parallel processing capabilities of multicore processors to deliver unmatched performance on a multicore server, SMP machine, cluster or Hadoop cluster.

•	Pervasive DataCloud®, a scalable multitenant platform for hosting Pervasive- or partner-developed services.

•	Pervasive DataSolutions™, configurable subscription-based integration services delivered by Pervasive or by our ISV partners.

Pervasive continues to invest in all three offerings, extending their capabilities to embrace emerging technologies, partner requirements and additional markets.

Opportunistically Pursue Acquisitions of Complementary Businesses.    With a strong balance sheet and healthy cash and equivalents, Pervasive is situated to grow our business through acquisition of complementary companies and technologies where we are confident they will increase shareholder value. Attractive targets would be involved in data infrastructure software, have existing partner channels or be suited to partner channel development, and have relatively stable and mature business operations with a reasonable probability of being accretive to earnings within a few quarters of acquisition.

On July 31, 2009, Pervasive completed acquisition of assets of ChanneLinx, Inc., now operating as Pervasive Business Xchange, providing cloud-based business-to-business document exchange services. Pervasive has restructured the sales and marketing team, investing for growth through penetration of existing markets and accounts, primarily in the energy industry, and proactive efforts to develop additional markets and accounts that have the need for managed integration-as-a-service.

Remain Focused on Profitability.    With 42 consecutive profitable quarters beginning March 2001, Pervasive has a deep culture of profitability funded by revenue from Pervasive database and integration sales coupled with prudent expense management. We remain focused on delivering profitability while strategically investing in innovation and in driving market opportunities for Pervasive through channels, direct accounts and awareness among influencers.

Use of Cash.    We have meaningful cash resources relative to the size of our business and have been successful in generating positive cash flow in recent years. Continued positive cash flow generation will allow us to take advantage of suitable acquisition targets and cause us to continue to be active with our share repurchase program. We have repurchased shares of our stock on the open market in each of the 21 quarters ending June 30, 2011, totaling 10.2 million shares at a total investment of $42.4 million or approximately $4.31 per share, while maintaining a substantial $38.5 million of cash and cash equivalents on our balance sheet. We ended fiscal year 2011 with approximately $3.2 million authorized share repurchase funds remaining under our $10 million share repurchase program announced in July 2010.

Products

Pervasive Software provides innovative software and services to manage, integrate and analyze data, in the cloud or on-premises, throughout the entire data lifecycle. Pervasive products deliver value to tens of thousands of customers worldwide, often embedded within partners’ software, with breakthrough performance, flexibility, reliability and return on investment. Pervasive is distinguished by its channel-friendly product architecture and business model, enabling partners including ISVs, VARs, SIs and SaaS providers to bundle, resell or OEM Pervasive technology to complement their own core competencies.

Data Management Product Line

Pervasive PSQL is the flagship database offering, combining high-performance with low-maintenance features that support a variety of operating systems and access methods. The most recent version, Pervasive PSQL v11, has been optimized for multi-core hardware, enabling partners’ application performance to scale with the latest hardware. Pervasive PSQL v11 also includes a 64-bit ODBC driver and support for IPv6—the latest Internet protocol. Some of the key features are:

•	Optimized for multi-core hardware

•	Helps applications avoid multi-core slowdown

•	64-bit ODBC driver

•	Support for IPv6

Pervasive PSQL is complemented by an ecosystem of related data management products – Pervasive DataExchange™, Pervasive Backup Agent™ and Pervasive AuditMaster®.

Pervasive DataExchange was updated in fiscal 2011 to include all features and enhancements of earlier releases while supporting compatibility with Pervasive PSQL v11 and the Pervasive PSQL v11 64-bit Server Engine on Windows. The Pervasive DataExchange Real-Time Backup Edition replicates data from a production server to a backup server. If a system fails, clients can be redirected to the up-to-date backup. With Pervasive DataExchange, data loss and down time due to system crashes, hardware failures, or site disasters are eliminated.

Pervasive Backup Agent works with third-party backup software to ensure accurate, reliable point-in-time recovery for partial or complete backups. Pervasive Backup Agent simplifies backing up a Pervasive PSQL database with live applications. Backup Agent automatically handles all of the complex housekeeping tasks to be performed during a backup when the database is open. Backup Agent ensures integrity and consistency.

Pervasive AuditMaster tracks access at the database level, providing an audit trail, alert notification and reporting. It provides data access security and accountability; monitoring and logging of database activity; and user-defined alerts for database events. Whether the goal is reducing the risk of misuse and minimizing the effects of fraud or meeting increased expectations for security and privacy, Pervasive AuditMaster helps businesses know what’s happening with their data.

Data and Application Integration Product Line

Pervasive Software provides a range of data integration and data quality tools, on-premises and in the cloud. Our agile data integration software speeds the flow of data between applications and between organizations. Our robust technology addresses SaaS, SOA and traditional integration modes and allows customers to re-use the same software for integration scenarios that span data warehouses, real-time application integration and data exchange with trading partners.

Pervasive Data Integrator™ provides cost-effective extraction, transformation and flow of nearly any kind of data between sources throughout the organization—on a continuous, event-driven or scheduled basis in any usage scenario that you might need. Pervasive Data Integrator is easy-to-use, feature-rich and highly configurable data integration software for design, deployment and management. It allows partners and customers to design once and deploy flexibly, whether on-premises or in the cloud. The product supports connectivity to a wide range of data sources and applications, including legacy, on-premises and SaaS applications; files and databases; and Web and mainframe. Pervasive’s goal is to deliver complete connectivity to virtually any on-premises or on-demand application or data source. Pervasive Data Integrator is a highly extensible platform, allowing partners to scale, and expand their use of data integration as their needs and businesses grow.

Pervasive Data Profiler™ is one of Pervasive’s most robust data quality-related products, providing highly parallel data quality profiling, data quality analysis, de-duping, powerful data remediation, and address and other content verification and enhancement. It leverages the Pervasive DataRush highly scalable engine to leverage multi-core servers for rapid profiling of even extremely large datasets. It helps reduce costly rework, improve efficiency in issue detection, eliminate manual inspection processes and extend the reach of data quality projects with Pervasive’s extensive connectivity.

Pervasive Data MatchMerge™, another of our data quality offerings, provides a comprehensive solution for inaccurate, inconsistent and duplicate data. Pervasive Data MatchMerge provides advanced, tunable algorithms to identify potential duplicate data and can easily incorporate third-party data cleansing and standardization applications through standard APIs. This powerful combination yields an intuitive, highly accurate and extremely fast solution for identifying and resolving duplicate data problems.

Pervasive Integration Hub™ provides a comprehensive solution to a common integration scenario—a centralized hub needs to integrate with large numbers of business or trading partners, typically using different data file formats and protocols and employing different data semantics and rules. The Pervasive Integration Hub provides organizations with a central location and master process to manage profiles, define rules, and organize and validate customer data. In addition, customers may use Pervasive agent technology to access data sources behind a business partner’s firewall, as well as update and insert data back into business partner applications.

Pervasive Metadata Manager™ is a metadata management solution that automatically captures extensive design-time and production metadata in a single repository for lineage and impact analysis on integration processes, designs and interrelationships. It allows data analysts, developers and other key business and technical resources to quickly view and report on dependencies and the context of data elements. It also provides auditing for compliance needs, and to ensure the data continues to meet business objectives.

Cloud-Based Business-to-Business Document Exchange Services

The Pervasive Business Xchange team provides cloud-based B2B document exchange services that enable companies to send and receive business information in a seamless, timely and secure manner regardless of their enterprise system. Pervasive Business Xchange offers scalable solutions to suit small and medium businesses as well as Fortune 100 companies.

Pervasive WebDI is a managed service that provides trading partners with actionable insight into their cash flow-related business documents, including purchase orders and invoices. In fiscal 2011, Pervasive completed migration of all Pervasive WebDI customers to Windows Azure. The service lets customers connect with any trading partner electronically regardless of back office technology or trading format, and acquire new partners rapidly with Pervasive Business Xchange’s On-Boarding as a Service (OaaS). The service can monitor account information, order status, invoice detail reports and purchase history records for customers’ trading partners and validate transactions against business rules to reduce errors and rejects.

New Product Innovation

Pervasive continues to invest aggressively to support research and new product development to both serve existing customers, partners and markets and expand to additional ones. The most significant projects have resulted in product offerings that address fast-growing markets for big data and cloud technologies.

Pervasive DataSolutions are affordable, pre-packaged integrations offered as a subscription. They support rapid configuration of integrations that automatically synchronize customer, product and order information between pre-defined endpoints including Salesforce, QuickBooks, QuickBooks Online, and FreshBooks. The product family also includes related technologies such as Pervasive Attachment Manager for Salesforce to upload and manage attachments in relation to specific Salesforce CRM accounts, contacts, and opportunities, and the Pervasive Integrated Credit Card Processor, which allows customers to use Salesforce as a virtual terminal to accept credit cards instantly.

Pervasive DataCloud®, originally designed as a platform to support Pervasive DataSolutions, now is an elastic platform-as-a-service for Pervasive products beyond Pervasive DataSolutions, as well as for partner-designed solutions. With more than 350 customers now using it, Pervasive DataCloud aligns nicely with market demand for affordable Software-as-a-Service integrations. Recent updates to the Pervasive DataCloud have enhanced security, manageability and stability.

Pervasive DataRush™, a software development platform that lets developers rapidly build parallel applications that deliver high throughput on big data. Pervasive DataRush fully leverages the parallel processing capabilities of multicore processors to deliver unmatched performance on a multicore server or SMP machine. With Pervasive DataRush version 5, introduced in fiscal 2011, the product now also supports scalable parallelism on a multicore cluster or Hadoop cluster. Another recent introduction, Pervasive TurboRush™ for Hive, speeds Hive queries, allowing them to run faster and require fewer resources. Hive is a data warehousing solution built on top of Hadoop for easy summarization, querying, and analysis of large datasets stored in Hadoop.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” elsewhere in this Report on Form 10-K for product line revenue information.

Sales and Marketing

Pervasive combines corporate-level awareness, public relations and analyst relations with focused product-based marketing teams driving lead-generation programs and partner development programs. Sales teams are also aligned with the product groups in order to develop expertise in their respective products, markets, use cases and delivery models, though cross-product teaming occurs as needed, particularly in enterprise accounts.

Indirect Channel Sales and Channel Marketing

Pervasive has a long and rich heritage of successfully supporting channel partners as a cornerstone of our go-to-market strategy, and we believe that provides us with operating leverage and sales and marketing efficiencies that contribute to our history of consistent profitability. Our ability to team in a productive manner with channel partners to meet their customers’ requirements effectively provides us with an expanded market footprint, a cost-effective source of service and technical support, and a loyal, well-educated channel that develops and deploys applications based on our technologies. Channel partners include developers of both packaged and SaaS applications as well as VARs, SIs and consultants who sell to and deploy applications for end customers. Pervasive products may be bundled with, embedded in or OEM’d by channel partners. Pervasive sales and marketing programs provide co-marketing, volume discounts, technical support, training and consulting to help partners gain and sustain market success. In addition, Pervasive executes marketing programs including trade shows, company-hosted events, direct mail, email campaigns, newsletters, telesales and Webinars to further recruit, develop and train software developers and channel partners to increase awareness and utilization of Pervasive products.

International channel sales utilize distribution partners and OEMs worldwide, often as regionally focused partners using our distributor or master distributor programs. In addition, Pervasive’s international sales and marketing groups utilize many of the same marketing programs as the North American sales and marketing teams to increase market awareness, target influencers and prospects, and recruit and support software developers and channel partners. We currently have international offices in Brussels, Frankfurt, London and Paris and a joint venture in Japan.

Direct Sales and Marketing

In addition to channel distribution, Pervasive also engages with customers and prospects through direct sales and marketing activities. Direct marketing activities include trade shows, company-hosted events, public speaking engagements, Web marketing, social media, email campaigns, newsletters, telesales, Webinars, communities and referral programs. We also have active media relations and industry analyst relations programs to increase awareness of Pervasive within our target markets. In addition, various product teams focus on specific vertical marketing initiatives targeting financial services, healthcare, and energy. The goal of the marketing activities generally is to more deeply engage prospective customers to better understand how Pervasive products might benefit them, and to explore cross-sell and up-sell opportunities with existing customers.

Pervasive undertakes direct enterprise-focused sales activity at both the corporate and departmental levels. Sales executives employ a defined sales process supported by customer relationship management (CRM) and marketing automation software. Sales executives are supported by sales engineers who provide high-quality pre-sales technical support for product demonstrations, proposals, and proofs of concept. The majority of sales activity occurs through telephone conversations and on-line product demonstrations through the initial discovery phase to uncover potential customers’ interest and needs, which in turn drive targeted product recommendations and real-time demonstrations of relevant product capabilities. Often the sales team applies our capabilities to the prospective customer’s specific challenge via a proof of concept. In addition, the Pervasive DataSolutions products are prepackaged integration solutions primarily marketed and downloadable via the Web to allow customers to rapidly access a point-to-point integration solution through an affordable subscription.

Customer Service and Technical Support

Pervasive customers can choose from different levels of customer support and maintenance contracts. First-level support responds to most customer inquiries that are routine issues via telephone and email. In some instances, Pervasive channel partners provide first-level support. Second-level support responds to escalated technical issues and supports strategic partners and customers with dedicated technical expertise.

Technical support staff have both detailed product knowledge and a grasp of common customer usage scenarios, specific domain expertise, and a working knowledge of a variety of operating systems, applications, databases, and development environments.

Pervasive product Web sites include in-depth product information, support forums and frequently asked questions to give customers 24x7 access to documentation, maintenance releases, product demonstrations, tutorials and knowledge bases that can often allow them to get immediate relevant information and address their issues quickly and easily. Customers may also submit electronic support request forms for more detailed, particular concerns. Worldwide customer support is provided through our corporate headquarters in Austin, Texas supplemented by international partners who handle local first-level support in the local language.

Professional Services

Pervasive primarily leverages a wide range of systems integrators to bring a breadth of domain expertise to our integration and data quality implementation projects. Partners’ domain expertise may be specific to products, including CRM and ERP products, or specific to business processes such as billing, outsourcing, marketing automation or accounting.

In addition to the partner network, the data integration and data quality product team also has a very capable Professional Services Group (PSG) to accelerate and maximize integration and data quality ROI for customers. The PSG can develop proofs of concept and benchmarks on a sample of a customer’s integration project or on other sample migration, integration, profiling or data cleansing processes.

PSG consultants can also help customers improve and optimize data processes or system performance. PSG works closely with clients to architect and build specialized applications and/or functionality as needed to optimize the product performance. PSG can also help clients ensure that Pervasive tools are properly embedded and have full connectivity to other internal or external applications.

The Enablement Engineering group helps partners and customers with rapid, client-oriented deployment and implementation, or long-term consulting. The team is composed of developers, product specialists and business analysts devoted to delivering partner and customer success.

The Training Services group provides regularly scheduled product training in Austin for both licensed users of Pervasive software and prospects. Specialized customer requirements can be met with supplemental training or consulting workshops to supplement regular training. The team also provides on-site courses and workshops at customer locations or via the Web as well as on-line e-learning classes. In addition, many Pervasive channel partners supplement PSG with specialized consulting expertise for customers.

Research and Development

Pervasive continues to invest aggressively in research and development. As of June 30, 2011, we had 76 employees in research and development and our research and development expenditures for fiscal year 2011 and 2010 were $11.8 million and $11.8 million, respectively. We intend to continue to invest heavily in focused research and development initiatives.

Our development efforts primarily consist of driving meaningful innovation in new and existing product lines to continuously enhance performance, extend and expand the feature set, deliver capabilities that benefit customers and differentiate our products from competitive offerings, enhance usability, and invest in emerging technologies and markets.

Our planned research and development investments in fiscal 2012 include:

•

Embedded database technology. We continue to invest in development resources to enhance Pervasive PSQL and related ecosystem products with performance, features and functionality that are important to our channel partners and their end customers. The database engineering team focuses on keeping the product up-to-date with evolving operating systems and other technology developments, while maintaining full backward compatibility with existing and legacy technologies and environments. Uptake of the most current Pervasive PSQL v11, which is optimized for multicore, continues to be strong. Pervasive is also investing in Pervasive PSQL Vx, a product release for partners who make extensive use of virtualization techniques, enabling them to better deliver on public, private or hybrid clouds with load balancing, failover and multi-instance scalability. We will also be introducing a capacity-based license model based on data volumes in use and number of active sessions to accommodate changing infrastructures for SaaS and cloud-based ISVs without requiring them to rewrite their applications.

•

Data integration. We will continue to extend Pervasive Data Integrator™ version 10 capabilities, including big data integration offerings and enhanced management and monitoring, and broaden the data quality suite, including master data management solutions, enabling us to compete successfully in a growing number of enterprise accounts.

•

Integration community platform. In fiscal 2012, the company will continue to enrich Pervasive Galaxy, an integration crowdsourcing/community platform built by Pervasive for and with partners that launched in May 2011 to facilitate sale and exchange of integrations, maps, processes, templates and samples.

•

Cloud-based Platform-as-a-Service offerings. Pervasive is teaming with partners to expand Pervasive DataCloud capabilities beyond our traditional public cloud infrastructure to accommodate private and hybrid cloud environments to meet a broader range of customer and partner scenarios.

•

Parallel processing for multicore servers and clusters. Pervasive has taken the highly parallel, massively scalable Pervasive DataRush engine and extended its use beyond single-SMP multicore hardware to deliver scale-out capability on multi-node clusters, including Hadoop clusters. We also recently launched Pervasive TurboRush™ for Hive to accelerate performance in the open-source tool that lets users apply SQL queries to Hadoop big data stores. In fiscal 2012 Pervasive plans to release Pervasive DataRush Community Edition, a subset of the full Pervasive DataRush platform offered at no charge. The Community Edition will be integrated with Hadoop and is designed to make Map-Reduce easier to work with. The team is also collaborating with domain experts to explore bringing vertical Pervasive DataRush-based solutions to market, with initial emphasis on the telecommunications industry.

•

Data solutions. Pervasive will be extending our family of prepackaged solutions in addition to working closely with partners to help them leverage the Pervasive DataSolutions and Pervasive DataCloud technology to develop and market their own prepackaged solutions.

•

Pervasive Business Xchange. In fiscal 2011 Pervasive completed migration of all Pervasive WebDI customers to Windows Azure. The team plans to develop new vertical market focus areas in the latter half of fiscal 2012 and leverage application and data connectivity from the data integration product team to give customers last-mile connectivity.

•

New products, services and market. We continue to invest resources in the development of extensions to our existing products as well as the discovery of new products and services to serve our existing customers and attract new customers. In fiscal 2011, Pervasive added to its existing set of patents and continues to explore ways to leverage its patented technology, which includes patents related to data metering, parallel processing, and event-driven data transformation.

Competition

Pervasive PSQL competes with databases primarily from large public companies including Microsoft, Oracle, Sybase/SAP, IBM and Progress. In particular, Sybase’s small memory footprint database, Adaptive Server Anywhere, and Microsoft SQL Server directly compete with our embedded database product.

The market for data integration and data quality products is highly competitive and subject to rapidly changing technology. We principally compete against custom code where potential customers have internal technical resources to develop integration solutions in-house. In addition, we face competition from vendors including IBM, Informatica, Dell Boomi, Oracle, and open-source vendors including Talend and SnapLogic. Because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established or emerging companies providing integration products based on existing, new or open-source technologies. However, we believe that our experience and breadth of knowledge give us an advantage over new entrants, which typically focus on niche markets rather than the broad set of capabilities Pervasive provides. While the software industry overall has a mixed record on delivering successful projects on time and on budget, we believe we have a strong history of delivering successful projects that result in satisfied, referencable customers.

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

Employees

As of June 30, 2011, Pervasive employed approximately 252 full-time employees, including 105 in sales and marketing, 76 in research and development, 39 in professional services, customer service and technical support, and 32 in general and administrative. We are not subject to any collective bargaining agreement, and we believe that our relationships with our employees are good.

Facilities

Our leased headquarters facility in Austin, Texas, consists of approximately 94,000 square feet, approximately 14,000 of which has been subleased to a third party through September 2011. The facility provides additional space and expansion options and is leased through January 2019. We currently lease additional offices in Greenville, South Carolina; Brussels; Frankfurt; London and Paris.

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

Revenue from our embedded database product, Pervasive PSQL, decreased in fiscal year 2011 relative to fiscal years 2009 and 2010. We believe the decrease in 2011 was primarily due to a number of relatively large transactions with database customers in 2009 and 2010. For example, we separately disclosed one relatively large transaction with database customers in each of the last three fiscal years in the amount of $3.0 million, $2.4 million and $0.9 million in fiscal years 2009, 2010 and 2011, respectively. Our embedded database and related products represented approximately 58% of our revenue in fiscal year 2011. However, our integration product revenue in fiscal year 2011 grew 9% over fiscal year 2010 and 18% over fiscal year 2009 and now represents approximately 38% of total revenue. A reduction in our embedded database business or our integration product business, could have a material adverse effect on our business, operating results and financial condition.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account for a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the fiscal year ended June 30, 2011, one distributor (our joint venture partner in Japan, AG-TECH Corporation) accounted for an aggregate of approximately 11% of our revenues, as compared to 11% in the fiscal year ended June 30, 2010. Additionally, sales related to accounting software applications has, at various times, represented as much as 20% of our revenues. Furthermore, there has been consolidation taking place among our ISVs that could narrow the number of customers who sell our products. For example, one of our ISVs, The Sage Group plc, has acquired Timberline Software Corporation, Softline Limited, ACCPAC International Inc., Sage Sesame and TAS Software, five of our ISVs. The Sage Group family of companies has, at various times, represented approximately 10% of our revenues. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period and may be impacted by recent events in Japan. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

Our Business Operations Could Be Negatively Impacted by the Aftereffects of the Tohoku Pacific Earthquake and Its Impact on Japan

The recent Japanese earthquake and resulting tsunami may affect our business operations. Our Japanese joint venture, AG-TECH, is located in Tokyo and operations have been relatively unaffected. However, there can be no assurances that future operations and revenue may not be seriously affected. The disaster in Japan may also result in a downturn in the Japanese economy as a whole. These occurring or potential events may seriously damage our ability to conduct business in Japan or, in the worst case, cause operations in Japan to completely cease with our business suffering a material downturn.

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

We Depend on International Sales and Operations

We anticipate for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the fiscal year ended June 30, 2011, we derived 34% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

During the twenty-one fiscal quarters ending June 30, 2011, the Company has acquired approximately 10.2 million shares of its common stock on the open market at a total cost of approximately $44.4 million, or approximately $4.31 price per share. The Company’s Board of Directors approved a new stock repurchase plan effective July 27, 2010, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million, of which approximately $3.2 million remains available as of June 30, 2011. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2011 fiscal year that remained unresolved.

ITEM 2.	PROPERTIES

Our leased headquarters facility in Austin, Texas, consists of approximately 94,000 square feet, approximately 14,000 of which has been subleased to a third party through September 2011. The facility provides additional space and expansion options and is leased through January 2019. We currently lease offices in Greenville, South Carolina, Brussels, Frankfurt, London and Paris. We believe our existing facilities are suitable and will be adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The company is not a party to any material legal proceeding.

On January 21, 2010, JuxtaComm-Texas Software, LLC (“JuxtaComm”) filed a complaint (as amended April 22, 2010) in the Eastern District of Texas against 20 defendants, including Pervasive, alleging patent infringement. We filed an answer to the complaint on May 5, 2010 (as amended September 13, 2010). On July 15, 2010, JuxtaComm filed its Disclosure of Asserted Claims and Infringement Contentions. We filed our patent Invalidity Contentions on September 13, 2010. On May 12, 2011, the United States Patent and Trademark Office (US PTO) issued a Final Office Action rejecting all asserted claims of the patent in question, essentially resulting in the patent being invalid. The various defendants have filed various motions to stay litigation on the matter pending completion of all appeal processes JuxtaComm might follow with the US PTO. The defendants have also filed various motions for summary judgment based on invalidity. The Court has not ruled on these various motions. Pervasive and JuxtaComm, therefore, continue to exchange correspondence and file various documents with the Court.

The patent in question, United States Patent number 6,195,662 titled “System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems,” was issued on February 27, 2001 with a filing date of June 26, 1998. Data Junction Corporation, acquired by Pervasive in December 2003, has been in the data integration business since the mid-1980s and sold its data transformation products, which are now being used by Pervasive’s products, long prior to the filing of the JuxtaComm patent. Additionally, as evidenced by the recent action by the US PTO to reject the claims of the JuxtaComm patent, substantial “prior art” exists relating to the JuxtaComm patent to point to in our defense. We believe we will prevail either in our contentions that the JuxtaComm patent is invalid or our products do not infringe the patent. Pervasive intends to vigorously defend itself and believes the outcome of this proceeding will not have a material adverse effect on our business, operating results or financial condition.

On September 14, 2010, UnilocUSA, Inc. and Uniloc Singapore Private Ltd. (“Uniloc”) filed a complaint in the Eastern District of Texas against 12 defendants, including Pervasive, alleging patent infringement. We filed an answer to the complaint on October 25, 2010. The patent in question, United States Patent number 5,490,216 titled “System for Software Registration,” was issued on February 6, 1996. The case is currently in the discovery phase. Pervasive and Uniloc continue to exchange correspondence and file various documents with the Court. We believe our products do not infringe the patent. Pervasive intends to vigorously defend itself and believes the outcome of this proceeding will not have a material adverse effect on our business, operating results or financial condition.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded in the Nasdaq Global Market under the symbol PVSW. The Company completed its initial public offering and commenced trading on September 26, 1997. The following tables set forth the high and low closing sales prices of the Company’s common stock for each quarterly period during the two years ended June 30, 2011.

Fiscal 2010	High	Low
First Quarter	$6.10	$4.67
Second Quarter	$5.87	$4.67
Third Quarter	$5.49	$4.75
Fourth Quarter	$5.30	$4.66

Fiscal 2011	High	Low
First Quarter	$5.05	$4.59
Second Quarter	$5.30	$4.80
Third Quarter	$6.97	$5.15
Fourth Quarter	$7.20	$6.24

As of August 31, 2011, there were approximately 235 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder.

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 to April 30, 2011	—	—	11,445,377	$4,893,000
May 1, 2011 to May 31, 2011	102,987	$6.45	11,548,364	$4,226,000
June 1, 2011 to June 30, 2011	151,628	$6.42	11,699,992	$3,248,000

Total	254,615

In July 2010, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on July 27, 2010. During the three months ended June 30, 2011, we repurchased 254,615 shares of common stock at a cost of approximately $1.6 million under the stock repurchase plan approved on July 27, 2010. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

The Company had no sales of unregistered securities in fiscal year ended June 30, 2011.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of income data for the fiscal years ended June 30, 2009, 2010 and 2011 and the consolidated balance sheet data at June 30, 2010 and 2011 are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of income data for the periods ended June 30, 2007 and 2008 and the consolidated balance sheet data at June 30, 2007, 2008 and 2009 are derived from audited consolidated financial statements not included herein.

	Year Ended June 30,
	2007	2008	2009	2010	2011
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues:
Product licenses	$28,851	$29,343	$32,322	$30,764	$30,481
Services and other	11,932	13,124	14,896	16,449	17,912

Total revenue	40,783	42,467	47,218	47,213	48,393
Costs and expenses:
Cost of product licenses	3,437	2,229	1,287	1,199	1,352
Cost of services and other	4,439	4,244	4,569	4,767	5,108
Sales and marketing	15,349	17,949	18,697	18,887	21,265
Research and development	9,819	10,205	10,567	11,775	11,778
General and administrative	5,539	5,084	5,389	4,948	5,174

Total costs and expenses (1)	38,583	39,711	40,509	41,576	44,677

Operating income	2,200	2,756	6,709	5,637	3,716
Interest and other income, net	2,269	1,659	696	208	64
Income tax benefit (provision)	(432)	(1,405)	(2,094)	(1,773)	(899)

Net income	4,037	3,010	5,311	4,072	2,881

Basic earnings per share	$0.19	$0.15	$0.30	$0.24	$0.19

Diluted earnings per share	$0.19	$0.15	$0.29	$0.23	$0.18

Shares used in computing basic earnings per share	21,475	19,558	17,646	16,622	15,100
Shares used in computing diluted earnings per share	21,744	19,951	18,431	17,549	16,086

	June 30,
	2007	2008	2009	2010	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$31,563	$33,190	$18,029	$7,086	$8,280
Marketable securities	14,788	11,759	25,381	33,267	30,226
Working capital	43,456	41,055	41,593	38,923	36,015
Total assets	97,740	94,744	94,706	94,565	93,185
Long-term liabilities, net of current portion	—	—	—	—	—
Total stockholders’ equity	87,004	83,276	82,992	82,991	79,774

(1)	Total costs and expenses include the impact of SFAS 123(R) share-based payments of $2.1 million, $1.8 million, $1.7 million, $1.8 million and $1.7 million for the years ended June 30, 2007, 2008, 2009, 2010 and 2011, respectively. See Note 2 Summary of Significant Accounting Policies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

Our Business

Pervasive is a global data innovation leader, delivering software to manage, integrate and analyze data, in the cloud or on-premises, throughout the entire data lifecycle. Our Pervasive PSQL database products generated approximately 58% of our revenue during fiscal year 2011. Channel adoption trends for version 11 of our Pervasive PSQL database have been good since its launch in September 2010. Pervasive PSQL v11 delivers improvements in performance and increased simplicity of development, deployment and ease of use, including enhanced digital license management and enhanced support for IPv6 and multi-core technologies. We also plan a release in autumn 2011 of Pervasive PSQL Vx, with improved support and pricing for use in virtual environments.

Our Integration products generated approximately 38% of our revenue during fiscal year 2011 and are well-received by our existing and new customers, including end users and commercial cloud and on-premises software developers alike. Our solid results in both of our core product lines allow us to continue to fund our commitment to innovation. We intend to continue to invest in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers. Our innovation efforts in fiscal years 2009, 2010 and 2011 have resulted in the introduction and further development of various new product and service offerings:

•	Pervasive DataSolutions—subscription-based integration as a service delivered on-premises or as a multi-tenant service hosted by Pervasive and in a growing number of cases by our ISV and SI partners,

•

Pervasive DataRush—a software development platform that lets developers rapidly build parallel applications that deliver high throughput on big data; it fully leverages the parallel processing capabilities of multicore processors to deliver unmatched performance on a multicore server, SMP machine, cluster or Hadoop cluster,

•

Pervasive DataCloud®—a secure and reliable on-demand services platform for Pervasive or partner cloud developers who need to rapidly create high-level or low-level on-demand data and application integration, on-demand analytics, and on-demand data profiling, and

•

Perasive WebDI—cloud-based B2B Document Exchange Services that enable companies to send and receive business information in a seamless, timely and secure manner regardless of their enterprise system; during fiscal 2011, we completed migration of the WebDI customer base to the newest product release and to the Microsoft Windows Azure cloud platform for enhanced scalability and stability.

For more than twenty-five years, Pervasive products have delivered value to tens of thousands of customers worldwide, often embedded within partners’ software, with breakthrough performance, flexibility, reliability and return on investment. In addition, significant portions of our database and integration flagship product lines are embeddable into commercial applications for sale predominantly through a well-developed channel of independent software vendors (ISVs), Software-as-a-Service (SaaS) vendors, value-added resellers (VARs) and system integrators. On July 31, 2009, we completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc., a Web-based electronic data interchange (Web DI) technology company, for total consideration of approximately $2.6 million in cash. The acquired business, which operates as Pervasive Business Xchange, is complementary to the Company’s other products and operations.

We develop, market, sell and support our offerings worldwide through our principal office in Austin, Texas and our Greenville, South Carolina office and through international offices in Brussels, Frankfurt, Paris and London and a joint venture in Japan.

Our Operating Results

Our comparative results for the fiscal year ended June 30, 2011:

•

Revenue was $48.4 million and $47.2 million in the fiscal years ending June 30, 2011 and 2010, respectively. The company closed two relatively large transactions with database customers representing approximately $0.9 million in revenue in the fourth quarter of fiscal year 2011 and approximately $2.4 million in revenue during the first quarter of fiscal year 2010.

•	Net income was $2.9 million and $4.1 million in the fiscal years ending June 30, 2011 and 2010, respectively.

•

We continued to generate positive cash flow from operations with $6.7 million and $6.6 million in the fiscal years ending June 30, 2011 and 2010, respectively. We ended fiscal year 2011 with $38.5 million in cash and marketable securities.

•

We acquired approximately 1.6 million shares of our common stock, at a cost of approximately $8.5 million in the fiscal year ending June 30, 2011. Issued and outstanding shares of common stock as of June 30, 2011 totaled approximately 15.9 million.

Market Trends

We believe that the software markets as a whole are going through rapid change. The emergence of cloud-based infrastructure and applications is testament to the increasing demand for the scalability and rapid deployment provided by the SaaS delivery model. Organizations increasingly demand software that provides ease of use, re-usability, interoperability with widely adopted technologies, the flexibility to be deployed on-premises or in the cloud, and cost-effective maintenance. In this environment, delivering flexibility and performance with high return on investment becomes increasingly critical. As these market disruption trends continue, we believe infrastructure software will be a key ingredient for all businesses as they seek to integrate and streamline their back-end systems and eliminate delays in the management and execution of critical processes. Infrastructure software includes, among other things, application development tools, integration tools and solutions, analytics, databases, and security solutions.

In addition, the rapid proliferation of commodity multicore hardware, along with exploding data volumes, provides opportunities for companies to leverage affordable servers and clusters of servers that have multiple cores in a single box to extract value from large volumes of data—but only if they have software that can effectively scale on multiple cores. The inevitable performance gains traditionally delivered by faster processors under “Moore’s Law” now must rely on a new generation of infrastructure software that can scale on ever-updating multicore hardware platforms.

Pervasive also continues to see consolidation in markets where its data management and data integration offerings compete. In the database arena, Oracle acquired the open source Sun MySQL database while SAP acquired Sybase. For ISVs who want to avoid vendor lock-in with monolithic industry giants, Pervasive PSQL remains an attractive alternative. In the data integration market, IBM acquired CastIron Systems and Dell acquired Boomi, resulting in Pervasive being one of an increasingly small number of independent data integration providers. With a stable operating history, consistent profitability, a commitment to channel and the ability to provide a best-of-breed alternative to large technology stacks, we believe Pervasive holds a unique position as a stable yet innovative go-to partner for both channel and enterprise customers.

We believe these trends will favor Pervasive. We believe the market for data infrastructure software, in particular, is experiencing significant market disruption due to the high cost of many competing, more labor-intensive solutions. We further believe well-established technology leaders who develop deep relationships with channel partners and customers tend to prevail in cost-sensitive markets, and Pervasive, with its strengths in scalable data management, data integration, and scalable cloud delivery, is well-positioned to benefit from the trends in these markets. The current release of Pervasive PSQL database enables applications that embed the database to deliver significant performance improvements on dual-core, 4-core and 8-core servers. In addition, Pervasive DataCloud provides an elastic platform-as-a-service that both Pervasive and partners can leverage to deliver SaaS integrations. The economic environment remains uncertain, but Pervasive’s financial stability, strong value proposition for customers and partners, and diverse vertical and geographic markets have enabled the company to sustain profitability even in the face of economic headwinds. We believe that if an economic recovery accelerates and strengthens, our reputation as an established vendor with highly reliable offerings positions Pervasive to prosper even further.

Pervasive has a strong portfolio that consists both of established products with strong channels and recurring revenue and of innovative, cutting-edge technology that leverages potential market disruptors such as multicore hardware, cloud-based delivery models and the avalanche of big data. With a 10-year history of profitability, Pervasive remains committed to investing in technology innovation to deliver offerings that differentiate us from competitors, stay current with market trends, and deliver compelling customer value, today and in the future.

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

Going Forward

In 2012, the Company is focused on:

•	the continued marketing of our embedded database product, Pervasive PSQL v11, released in September 2010, and the planned release of Pervasive PSQL Vx;

•	growing the sales of our integration product line both through direct sales and through highly leverageable indirect channels;

•

continuing the investment in new product and service innovation, including the further advancement of our innovation initiatives from fiscal 2011 and earlier: Pervasive DataSolutions (to take advantage of market trends in Integration-as-a-Service and other on demand data solutions), Pervasive DataCloud (to provide a scalable cloud-based platform for development and deployment of both Pervasive- and partner-developed on-demand services) and Pervasive DataRush (to support development and deployment of high-throughput applications by capturing the parallel processing capabilities of proliferating multi-core technologies);

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

Stock-Based Compensation Expense—We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Expected volatility is based on historical volatility, while the expected life is estimated to be 4.75 years based on historical trends. Further, we estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. Accordingly, our estimate of fair value may not represent the value assigned by a third-party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially impacts our results of operations, it has no impact on our cash position.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. State tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future. The valuation allowance remaining at June 30, 2011 relates entirely to estimated expiration of state tax credit carryforwards prior to utilization.

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

	Year Ended June 30,
	2009	2010	2011
Revenues:
Product licenses	68%	65%	63%
Services and others	32	35	37

Total revenues	100%	100%	100%
Costs and expenses:
Cost of product licenses	3	3	3
Cost of services and other	10	10	10
Sales and marketing	40	40	44
Research and development	22	25	24
General and administrative	11	10	11

Total costs and expenses	86	88	92

Operating income	14	12	8
Interest and other income, net	1	—	—
Income tax provision	(4)	(3)	(2)

Net income	11%	9%	6%

Revenues

Revenue from our embedded database product, Pervasive PSQL, decreased in fiscal years 2011 relative to fiscal years 2009 and 2010. We believe the decrease in 2011 was primarily due to a number of relatively large transactions with database customers in fiscal years 2009 and 2010. For example, we separately disclosed one relatively large transaction with database customers in each of the last three fiscal years in the amount of $3.0 million, $2.4 million and $0.9 million in fiscal years 2009, 2010 and 2011, respectively. Our embedded database and related products represented approximately 58% of our revenue in fiscal year 2011. However, our integration product revenue in fiscal year 2011 grew 9% over fiscal year 2010 and 18% over fiscal year 2009, and now represents approximately 38% of our total revenue. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

We generated total revenue of $47.2 million, $47.2 million and $48.4 million for the fiscal years ended June 30, 2009, 2010 and 2011, respectively, which represents an increase of 2% from fiscal 2010 to 2011. Our product license revenues were $32.3 million, $30.8 million and $30.5 million for the fiscal years ended June 30, 2009, 2010 and 2011, respectively, which represents a decrease of 5% from fiscal 2009 to 2010, and a decrease of 1% from fiscal 2010 to 2011. Our service and other revenues were $14.9 million, $16.4 million and $17.9 million for the fiscal years ended June 30, 2009, 2010 and 2011, respectively, which represents an increase of 10% from fiscal 2009 to 2010, and an increase of 9% from fiscal 2010 to 2011.

International revenues, consisting of all revenue from customers located outside of North America, were $16.5 million, $14.2 million and $16.2 million in fiscal 2009, 2010 and 2011, representing 35%, 30% and 34% of total revenue, respectively. The increase in international revenues in fiscal year 2011 is primarily related to an increase in our database revenues in both Europe and Japan. We expect international revenue will continue to account for a significant portion of our revenue in the future.

Costs and Expenses

Cost of Product Licenses.    Cost of product licenses consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product licenses was $1.3 million, $1.2 million and $1.4 million in fiscal 2009, 2010 and 2011, representing 3% of total revenues in each of the fiscal years. We anticipate that cost of product licenses revenue in fiscal year 2012 will be consistent with fiscal year 2011.

Cost of Services and Other.    Cost of services and other consists primarily of the cost to provide technical support, primarily telephone support, and the costs to deliver professional services and training services to others. Cost of services and other was $4.6 million, $4.8 million and $5.1 million in fiscal 2009, 2010 and 2011, representing 10% of total revenues for each of the fiscal years. We anticipate cost of services and other in fiscal year 2012 will be consistent with fiscal year 2011.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment, marketing programs and promotional expenses. Sales and marketing expenses were $18.7 million, $18.9 million and $21.3 million in fiscal 2009, 2010 and 2011, representing 40%, 40% and 44% of total revenues, respectively. Sales and marketing expenses increased in fiscal 2011 primarily due to an increase in our sales and marketing personnel and investment in marketing programs in support of our new products and services. We anticipate sales and marketing expenses will remain consistent with fiscal year 2011 during fiscal year 2012 as we support continued growth in our integration products and in support of our new products and services.

Research and Development.    Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $10.6 million, $11.8 million and $11.8 million in fiscal 2009, 2010 and 2011, representing 22%, 25% and 24% of total revenues, respectively. Research and development expenses increased in fiscal year 2010 primarily due to increased research and development spending as a result of the acquisition of ChanneLinx in July 2009. We anticipate our research and development spending in fiscal year 2012 will be consistent with fiscal year 2011.

General and Administrative.    General and administrative expenses consist primarily of personnel salaries and other costs of our finance, human resources and administrative departments. General and administrative expenses were $5.4 million, $4.9 million and $5.2 million in fiscal years 2009, 2010 and 2011, representing 11%, 10% and 11% of total revenues, respectively. We believe our general and administrative expenses in fiscal year 2012 will be consistent with fiscal year 2011.

Share-based compensation expense.    Share-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options. (See Notes 2 and 6 to the Consolidated Financial Statements.) Share-based compensation expense was included in costs and expenses as follows:

(Amounts in thousands)	2009	2010	2011
Cost of service and other revenues	$40	$46	$53
Sales and marketing	436	539	479
Research and development	168	252	254
General and administrative	1,021	917	879

Total	$1,665	$1,754	$1,665

We believe our share-based compensation expense in fiscal year 2012 will be consistent with fiscal year 2011.

Interest and Other Income.    Interest and other income consists primarily of interest earned on various investments and was approximately $0.7 million, $0.2 million and $0.1 million in fiscal years 2009, 2010 and 2011, respectively. The decrease in interest and other income in fiscal 2010 and 2011 is primarily the result of lower yields on invested funds and investing a portion of our investments in tax-advantaged instruments.

Provision for Income Taxes.    Provision for income taxes related to operations was approximately $2.1 million, $1.8 million and $0.9 million in fiscal 2009, 2010 and 2011, respectively. The provision for income taxes in fiscal years 2009, 2010 and 2011 consists of income taxes related to both our foreign and domestic operations, offset by tax credits generated and other permanent tax differences.

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

	Quarter Ended
	Sept. 30 2009	Dec. 31 2009	Mar. 31 2010	June 30 2010	Sept. 30 2010	Dec. 31 2010	Mar. 31 2011	June 30 2011
	(in thousands, except per share data)
Revenues:
Product licenses	$8,335	$7,393	$7,552	$7,484	$6,654	$7,119	$7,557	$9,151
Services and other	3,865	4,215	4,133	4,236	4,337	4,538	4,530	4,507

Total revenues	12,200	11,608	11,685	11,720	10,991	11,657	12,087	13,658
Costs and expenses:
Cost of product licenses	249	308	317	325	305	354	357	336
Cost of services and other	1,173	1,209	1,212	1,173	1,202	1,242	1,331	1,333
Sales and marketing	4,702	4,574	4,772	4,839	4,603	5,316	5,273	6,073
Research and development	2,944	2,974	2,895	2,962	2,859	2,845	3,015	3,059
General and administrative	1,393	1,162	1,164	1,229	1,266	1,318	1,291	1,299

Total costs and expenses	10,461	10,227	10,360	10,528	10,235	11,075	11,267	12,100

Operating income	1,739	1,381	1,325	1,192	756	582	820	1,558
Interest and other income, net	102	47	33	26	10	14	24	16
Income tax provision	(578)	(450)	(358)	(387)	(263)	(174)	(58)	(404)

Net income	$1,263	$978	$1,000	$831	$503	$422	$786	$1,170

Basic earnings per share	$0.07	$0.06	$0.06	$0.05	$0.03	$0.03	$0.05	$0.08

Diluted earnings per share:	$0.07	$0.06	$0.06	$0.05	$0.03	$0.03	$0.05	$0.07

As a Percentage of Revenues:
Revenues:
Product licenses	68%	64%	65%	64%	61%	61%	63%	67%
Services and other	32	36	35	36	39	39	37	33

Total revenues	100	100	100	100	100	100	100	100
Costs and expenses:
Cost of product licenses	2	3	3	3	3	3	3	2
Cost of services and other	10	10	10	10	11	11	11	10
Sales and marketing	39	39	41	41	42	46	43	44
Research and development	24	26	25	25	26	24	25	22
General and administrative	11	10	10	11	11	11	11	10

Total costs and expenses	86	88	89	90	93	95	93	88

Operating income	14	12	11	10	7	5	7	12
Interest and other income, net	1	—	—	—	—	—	—	—
Income tax benefit (provision)	(5)	(4)	(3)	(3)	(2)	(1)	—	(3)

Net income	10%	8%	8%	7%	5%	4%	7%	9%

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

Liquidity and Capital Resources

Cash provided by operations was $6.5 million, $6.6 million and $6.7 million for fiscal 2009, 2010 and 2011, respectively.

We invested, net, $13.5 million and $8.0 million in marketable securities in fiscal 2009 and 2010, respectively. We received net proceeds of $3.1 million from the sale or maturity of marketable securities in fiscal 2011. In addition, we purchased property and equipment totaling approximately $0.8 million, $0.6 million and $0.8 million in fiscal 2009, 2010 and 2011, respectively. This property consisted primarily of computer hardware and software for general upgrade requirements for all fiscal years.

During fiscal years 2009, 2010 and 2011, we repurchased approximately 1.9 million, 1.2 million and 1.6 million shares, respectively, of common stock at a cost of approximately $7.6 million, $6.1 million and $8.6 million, respectively. In July 2010, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on July 27, 2010, of which approximately $3.2 million remains available as of June 30, 2011. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During fiscal years ended June 30, 2009, 2010 and 2011, we received approximately $0.2 million, $0.4 million and $0.7 million, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 62,000, 147,000 and 228,000 for the fiscal years ending June 30, 2009, 2010 and 2011, respectively.

We are exploring new opportunities to build, license or acquire products and services for introduction to and through our expansive worldwide channel. Any such transaction could cause us to issue dilutive equity securities, reduce our cash and marketable securities, or incur debt or contingent liabilities.

On June 30, 2011, we had $36.0 million in working capital including $38.5 million in cash, cash equivalents and marketable securities, compared to working capital of $38.9 million at June 30, 2010.

Summary Disclosures About Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual obligations	Payments due by period (in thousands)			3–5 years	More than 5 years
	Total	Less than 1 year	1–3 years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$10,406	$462	$2,827	$2,987	$4,130
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$10,406	$462	$2,827	$2,987	$4,130

Off-Balance Sheet Arrangements

As of June 30, 2011, we are not involved in any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The adoption of ASU 2011-04 will not have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Belgium, Germany, France and England and a joint venture in Japan, and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2009, the result would have been a decrease in revenue and operating income of approximately $0.3 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2010, the result would have been a decrease in revenue and operating income of approximately $0.2 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2011, the result would have been a decrease in revenue and operating income of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2009, the result would have been a decrease in operating income of approximately $0.5 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2010, the result would have been a decrease in operating income of approximately $0.1 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2011, the result would have been an increase in operating income of approximately $0.4 million. The impact of fluctuations in the relative value of all other currencies for fiscal 2009, 2010 and 2011 was not material.

We monitor our foreign currency exposure and, from time to time, will attempt to reduce exposure through hedging. Gains and losses on foreign currency hedging were not material to the consolidated financial statements for fiscal years ended June 30, 2009, 2010, and 2011 as such hedging activities were minimal.

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

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, (i) the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The effectiveness of our internal control over financial reporting as of June 30, 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15(a)(1) of this Report.

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

The information regarding directors and corporate governance matters is incorporated herein by reference from the section entitled “Election of Directors” of the Company’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants’ Annual Meeting of Stockholders to be held on November 14, 2011. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2011.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, and their ages as of August 31, 2011, and biographical summaries are as follows:

Name	Age	Position
John E. Farr	51	President, Chief Executive Officer and Director
Randall G. Jonkers	54	Chief Financial Officer
Michael Hoskins	57	Chief Technology Officer and Director
Stephen Padgett	51	Vice President, Information Technology

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

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation and Other Information” of the Proxy Statement.

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

Information concerning principal accountant fees and services appears in the Proxy Statement under the heading “Audit Services” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts is filed on page S-1 of this Report on Form 10-K.

(b) Exhibits

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*****	2006 Equity Incentive Plan – Amended and Restated November 15, 2010

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.11++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.13++++	Amendment No. 2 to the Lease between Carr Texas OP, LP and Pervasive Software Inc. dated September 24, 2004

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
*****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on January 26, 2011.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 28, 2004.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.
++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 23, 2011.

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

September 13, 2011 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN E. FARR	President and Chief Executive Officer and Director	September 13, 2011
John E. Farr
(Principal Executive Officer)

/s/ RANDALL G. JONKERS	Chief Financial Officer	September 13, 2011
Randall G. Jonkers	(Principal Financial and Accounting Officer)

/s/ SHELBY H. CARTER, JR.	Director and Chairman of the Board	September 13, 2011
Shelby H. Carter, Jr.

/s/ NANCY R. WOODWARD	Director	September 13, 2011
Nancy R. Woodward

/s/ DAVID A. BOUCHER	Director	September 13, 2011
David A. Boucher

/s/ DAVID R. BRADFORD	Director	September 13, 2011
David R. Bradford

/s/ JEFFREY S. HAWN	Director	September 13, 2011
Jeffrey S. Hawn

/s/ MICHAEL E. HOSKINS	Director	September 13, 2011
Michael E. Hoskins

SCHEDULE II

PERVASIVE SOFTWARE INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions/ Write-offs Charged to Allowance	Other Additions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2009	290	305	35	—	560
Year ended June 30, 2010	560	177	244	—	493
Year ended June 30, 2011	493	502	527	—	468

Valuation Allowance for Deferred Tax Assets:
Year ended June 30, 2009	2,921	—	2,697	—	224
Year ended June 30, 2010	224	—	—	—	224
Year ended June 30, 2011	224	—	—	—	224

S-1

PERVASIVE SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pervasive Software Inc.:

We have audited Pervasive Software Inc. (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three years in the period ended June 30, 2011 and the related financial statement schedule, and our report dated September 13, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Dallas, Texas

September 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pervasive Software Inc:

We have audited the accompanying consolidated balance sheets of Pervasive Software Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pervasive Software Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2011 expressed an unqualified opinion on the effective operation of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas

September 13, 2011

PERVASIVE SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2010	2011
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents, including interest-bearing investments of $4,563 in 2010 and $4,446 in 2011	$7,086	$8,280
Marketable securities	33,267	30,226
Trade accounts receivable, net of allowance for doubtful accounts of $493 in 2010 and $468 in 2011	8,051	8,374
Deferred income tax assets	650	944
Prepaid expenses and other current assets	1,443	1,602

Total current assets	50,497	49,426
Property and equipment, net	1,333	1,322
Purchased intangibles, net	2,140	1,613
Goodwill	38,508	38,508
Deferred income tax assets	1,301	1,833
Other assets	786	483

Total assets	$94,565	$93,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$677	$238
Accrued payroll and payroll related costs	2,008	2,479
Deferred rent and lease related accruals	534	1,054
Other accrued expenses	1,089	1,883
Deferred revenue	7,266	7,757

Total current liabilities	11,574	13,411

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; Authorized—75,000,000 shares; issued 27,393,954 and 27,744,932 shares in 2010 and 2011, respectively; outstanding—17,159,932 and 15,877,279 shares in 2010 and 2011, respectively	68,889	62,661
Accumulated other comprehensive loss	(1,159)	(1,029)
Retained earnings	15,261	18,142

Total stockholders’ equity	82,991	79,774

Total liabilities and stockholders’ equity	$94,565	$93,185

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended June 30,
	2009	2010	2011
	(in thousands, except per share data)
Revenues:
Product licenses	$32,322	$30,764	$30,481
Services and other	14,896	16,449	17,912

Total revenues	47,218	47,213	48,393
Costs and expenses:
Cost of product licenses	1,287	1,199	1,352
Cost of services and other	4,569	4,767	5,108
Sales and marketing	18,697	18,887	21,265
Research and development	10,567	11,775	11,778
General and administrative	5,389	4,948	5,174

Total costs and expenses	40,509	41,576	44,677

Operating income	6,709	5,637	3,716
Interest and other income	696	208	64

Income before income taxes	7,405	5,845	3,780
Income tax provision	(2,094)	(1,773)	(899)

Net income	$5,311	$4,072	$2,881

Basic earnings per share	$0.30	$0.24	$0.19

Diluted earnings per share	$0.29	$0.23	$0.18

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at June 30, 2008	$78,595	$(1,197)	$5,878	$83,276
Acquisition of 1,862,752 treasury shares, cumulative treasury shares of 9,062,976 and cost of $35,001 at June 30, 2009	(7,613)	—	––	(7,613)
Issuance of common stock pursuant to the exercise of stock options and restricted stock awards	215	—	––	215
Stock-based compensation expense	1,665	—	––	1,665
Adjustment to additional paid in capital related to tax effect of stock-based awards and tax payments	(28)	—	––	(28)
Unrealized gain on investments	—	85	––	85
Foreign currency translation adjustment	—	81	––	81
Net income	—	—	5,311	5,311

Total comprehensive income				5,477

Balances at June 30, 2009	72,834	(1,031)	11,189	82,992
Acquisition of 1,171,046 treasury shares, cumulative treasury shares of 10,234,022 and cost of $40,904 at June 30, 2010	(6,122)	—	––	(6,122)
Issuance of common stock pursuant to the exercise of stock options and restricted stock awards	370	—	––	370
Stock-based compensation expense	1,754	—	––	1,754
Adjustment to additional paid in capital related to tax effect of stock-based awards and tax payments	53	—	––	53
Unrealized loss on investments	—	(127)	––	(127)
Foreign currency translation adjustment	—	(1)	––	(1)
Net income	—	—	4,072	4,072

Total comprehensive income				3,944

Balances at June 30, 2010	68,889	(1,159)	15,261	82,991
Acquisition of 1,633,631 treasury shares, cumulative treasury shares of 11,867,653 and cost of $49,356 at June 30, 2011	(8,577)	—	––	(8,577)
Issuance of common stock pursuant to the exercise of stock options and restricted stock awards	692	—	––	692
Stock-based compensation expense	1,665	—	––	1,665
Adjustment to additional paid in capital related to tax effect of stock-based awards and tax payments	(8)	—	––	(8)
Unrealized gain on investments	—	18	––	18
Foreign currency translation adjustment	—	112	––	112
Net income	—	—	2,881	2,881

Total comprehensive income				3,011

Balances at June 30, 2011	$62,661	$(1,029)	$18,142	$79,774

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2009	2010	2011
	(in thousands)
Cash from operations
Net income	$5,311	$4,072	$2,881
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,439	1,296	1,344
Bad debt expense and other non-cash adjustments	305	229	562
Deferred income tax expense (benefit)	66	37	(826)
Stock-based compensation expense	1,665	1,754	1,665
Change in operating assets and liabilities:
Current assets	(2,649)	(711)	(696)
Accounts payable and accrued liabilities	323	(976)	1,265
Deferred revenue	62	862	481

Net cash provided by operations	6,522	6,563	6,676
Cash from investing activities
Purchase of property and equipment	(835)	(582)	(793)
Purchase of marketable securities	(31,659)	(46,989)	(38,728)
Proceeds from sale or maturity of marketable securities	18,121	38,976	41,788
Business acquisition	—	(2,611)	—
(Increase) decrease in other assets and other	76	(505)	22

Net cash provided by (used in) investing activities	(14,297)	(11,711)	2,289
Cash from financing activities
Purchase of treasury stock	(7,613)	(6,122)	(8,577)
Proceeds from exercise of stock options and employee stock purchase plan	215	370	692

Net cash used in financing activities	(7,398)	(5,752)	(7,885)
Effect of exchange rate changes on cash and cash equivalents	12	(43)	114

Change in cash and cash equivalents	(15,161)	(10,943)	1,194
Cash and cash equivalents at beginning of year	33,190	18,029	7,086

Cash and cash equivalents at end of year	$18,029	$7,086	$8,280

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

1.	The Company

Pervasive Software (NASDAQ: PVSW) is a global leader in cloud-based and on-premises data innovation. For more than two decades, Pervasive products have delivered value to tens of thousands of customers in more than 150 countries with a compelling combination of performance, flexibility, reliability and low total cost of ownership. Pervasive delivers software to manage, integrate and analyze data, in the cloud or on-premises, throughout the entire data lifecycle. Pervasive products deliver value to tens of thousands of customers worldwide, often embedded within partners’ software, with breakthrough performance, flexibility, reliability and return on investment.

The embeddable Pervasive PSQL™ database engine provides robust database reliability in a near-zero database administration environment for packaged business applications. Pervasive’s multi-purpose data integration platform, available on-premises and in the cloud, accelerates the sharing of information between multiple data stores, applications, and hosted business systems and allows customers to re-use the same software for diverse integration scenarios. Pervasive DataRush™ is a software development platform that lets developers rapidly build parallel applications that deliver high throughput on big data; it fully leverages the parallel processing capabilities of multicore processors to deliver unmatched performance on a multicore server, SMP machine, cluster or Hadoop cluster.

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

The Company develops, markets, sells and supports its offerings worldwide through its principal office in Austin, Texas and through additional offices in Greenville, South Carolina; Brussels; Frankfurt; Paris and London and a joint venture in Japan. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. Payment terms for all trade receivables are based on the underlying purchase orders, contracts, or purchase agreements and are unsecured. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. Additions to the allowance for doubtful accounts are recorded as operating expenses. We review our trade receivables by aging category to identify specific customers with known disputes or collectability issues. In addition, we maintain an allowance for all other receivables not included in the specific reserve by applying specific percentages of projected uncollectible receivables to the various aging categories. In determining these percentages, we analyze our historical collection experience and current economic trends. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S and internationally, and changes in customer financial conditions. Uncollected trade receivables are charged-off when identified by management to be unrecoverable; payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Sales Tax

We apply the net basis for sales taxes imposed on our goods and services in our consolidated statements of Income. We are required by the applicable governmental authorities to collect and remit sales taxes. Accordingly, such amounts are charged to the customer, collected and remitted directly to the appropriate jurisdictional entity.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

The Company expenses costs of producing advertising-related and sales-related collateral materials as incurred. Other production costs associated with direct mail programs, placement costs associated with magazine or other printed media and all direct costs associated with trade shows and other sales-related events are expensed when the related direct mail is sent, advertising space is used or the event is held. These expenses in 2009, 2010 and 2011 were approximately $1.5 million, $1.4 million and $1.3 million, respectively.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is periodically under audit by tax authorities in various jurisdictions. Although the Company believes it has appropriate support for the positions taken on its tax returns, the Company has recorded a liability for its best estimate of the probable loss on certain of these positions. The Company believes its accruals for tax liabilities are adequate for all open years, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from intercompany transfer pricing. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on its income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. Due to the complexity involved, the Company is not able to estimate the range of reasonably possible losses in excess of amounts recorded.

A reconciliation of the change in our unrecognized tax benefits for the year ended June 30, 2011 is as follows (in thousands):

Balance at July 1, 2009	$158
Reductions based on tax positions taken during a prior period	(128)

Balance at June 30, 2010	30
Other	—

Balance at June 30, 2011	$30

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2011, $30,000 of unrecognized tax benefits are attributed to uncertain tax positions that, if recognized, would affect the effective tax rate. We accrue and recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2011, the balance of accrued interest and penalties related to unrecognized tax benefits was approximately $13,000. We do not believe that it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of June 30, 2011.

With few exceptions, the Company and all of its major filing subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal year 2007.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investment securities with an original maturity of three months or less at the date of purchase to be cash equivalents.

We maintain cash and cash equivalents at several financial institutions, which at times may not be federally insured or may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risks on such accounts.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

1.	1. Level 1 Inputs—quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	2. Level 2 Inputs—inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 2 assets consist of marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Examples of assets currently utilizing Level 2 inputs are U.S. agency securities, commercial paper and municipal bonds. Our municipal bonds and U.S agency securities are traded in inactive markets and are categorized in Level 2.

3.	3. Level 3 Inputs—Used to measure fair value of assets and liabilities that little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Short-term investments consisted of the following (in thousands):

	Fair Value Hierarchy	June 30, 2010			June 30, 2011
		Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal bonds and U.S. government agencies	Level 2	$33,274	$(7)	$33,267	$30,213	$13	$30,226

		$33,274	$(7)	$33,267	$30,213	$13	$30,226

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of debt and marketable equity securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated fair value
Due in one year or less	$29,419,982	$29,430,524
Due after one year through five years	793,309	795,667

	$30,213,291	$30,226,191

Property and Equipment

Property and equipment are stated at cost and are being depreciated over their estimated useful lives (3 to 7 years) using the straight-line method. Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter.

Long-Lived Assets

The Company periodically reviews the carrying amounts of long-lived assets, to determine whether current events or circumstances warrant adjustment to such carrying amounts. In reviewing the carrying amounts of long-lived assets, the Company considers, among other factors, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. There were no impairments in fiscal years 2009, 2010 or 2011.

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

Foreign Currency Transactions

For the Company’s foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in aggregate as a component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in other income and were not significant in 2009, 2010 or 2011.

Financial instruments, principally forward pricing contracts, are used by the Company from time to time in the management of its foreign currency exposures. The fair value associated with these forward pricing contracts at June 30, 2010 and 2011 is not significant. Gains and losses on foreign currency transaction hedges are recognized in income when realized and offset the foreign exchange gains and losses on the underlying transactions. The Company does not hold or issue derivative financial instruments for trading purposes.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2001, we formed a business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support certain of our products in Japan. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. We do not have the ability to significantly influence or control the operations of AG-TECH and therefore, account for our investment in AG-TECH on the cost method of accounting. AG-TECH Corporation is one of the Company’s distribution partners in Japan and accounted for approximately 10%, 11% and 11% of the Company’s revenue during the years ended June 30, 2009, 2010 and 2011 respectively. The AG-TECH distribution agreement has been renewed twice, most recently for an additional five-year term which expires on June 30, 2012.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

Employee share-based compensation expense, which includes stock options and restricted stock, is recognized on a straight-line basis over the vesting period of the underlying awards, which is generally four years for stock options and three years for restricted stock, based on the grant date fair value. The Company utilizes the Black-Scholes option pricing model to estimate the grant date fair value, which requires the input of highly subjective assumptions, including expected volatility and expected life. Expected volatility is based on historical volatility, while the expected life is estimated to be 4.75 years based on historical trends. The Company estimates forfeitures for options granted, which are not expected to vest, based on historical data. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.

Cash received from option exercises under all share-based payment arrangements for the years ended June 30, 2009, 2010 and 2011, was $0.2 million, $0.4 million and $0.7 million, respectively. The estimated tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements was nil for the years ended June 30, 2009, June 30, 2010 and June 30, 2011.

Total compensation cost recognized in income for stock-based employee compensation awards was approximately $1.7 million, $1.8 million and $1.7 million for the fiscal years ending June 30, 2009, 2010 and 2011, respectively.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2009, 2010 and 2011, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following weighted average assumptions:

	Employee Stock Options
	2009	2010	2011
Risk free interest rate	1.95%	1.53%	2.15%
Volatility factor	.33	.31	.27
Weighted average expected life of options (in years)	4	4	4.75

The weighted average estimated grant date fair value for options granted under the Company’s stock option plan during the years ended June 30, 2009, 2010 and 2011 was $1.12, $1.36 and $1.50 per share, respectively.

During fiscal years 2009, 2010 and 2011 the Company issued 774,000, 223,000 and 200,000 shares, respectively, of restricted stock with a weighted average fair value of $3.79, $5.06 and $5.58 per share, respectively. During fiscal year 2009, 2010 and 2011, the Company issued 8,000, 27,000 and 8,000 restricted stock units, respectively. The shares and units are being expensed over their expected lives of three to four years.

As of June 30, 2011, $1.3 million, $0.7 million, $0.4 million and $0.1 million of unrecognized compensation cost related to non-vested awards is expected to be recognized in fiscal years 2012, 2013, 2014 and 2015, respectively, with a weighted average period of approximately 2.1 years.

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The adoption of ASU 2011-04 will not have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

3.	Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,
	2010	2011
Computer equipment and purchased software	$3,948	$4,130
Office equipment, furniture and fixtures	1,561	1,525
Leasehold improvements	1,412	1,412

	6,921	7,067
Less accumulated depreciation and amortization	(5,588)	(5,745)

	$1,333	$1,322

Depreciation expense is included in operating expenses and was approximately $0.8 million for each of the fiscal years ending June 30, 2009, 2010 and 2011.

4.	Income Taxes

The components of income before income taxes consist of the following (in thousands):

	Year ended June 30
	2009	2010	2011
Domestic income	$7,034	$5,524	$3,820
Foreign income	371	321	(40)

Income before income taxes	$7,405	$5,845	$3,780

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of income tax expense (benefit) are as follows (in thousands):

	Year ended June 30
	2009	2010	2011
Income tax provision (benefit):
Current
Federal	$1,843	$1,476	$1,602
State	71	91	83
Foreign	114	170	40

Total current	2,028	1,737	1,725

Deferred:
Federal	8	53	(791)
State	58	(17)	(35)
Foreign	—	—	—

Total deferred	66	36	(826)

	$2,094	$1,773	$899

The Company’s provision for income taxes differs from the expected provision computed by applying the statutory federal income tax rate of 34% to income from continuing operations before income taxes for 2009, 2010 and 2011 as a result of the following (in thousands):

	Year ended June 30
	2009	2010	2011
Computed at statutory rate of 34%	$2,518	$1,987	$1,285
State income taxes, net of federal benefit	45	49	32
Effect of foreign operations	(38)	17	47
Non-deductible stock-based compensation	153	82	54
Deemed foreign dividends	135	96	50
Change in valuation allowance associated with expected realization of deferred tax assets not previously benefited	40	—	—
Federal, foreign and state tax credits generated	(594)	(358)	(412)
Benefit of tax exempt interest income	(64)	(42)	(27)
Benefit of Section 199 deductions	(158)	(122)	(163)
Non-deductible charges	32	44	52
Increase (reduction) of uncertain tax positions	25	—	—
Other	—	20	(19)

	$2,094	$1,773	$899

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred income taxes at June 30, 2010 and 2011 are as follows (in thousands):

	June 30,
	2010	2011
Deferred tax assets:
Domestic tax credit carryforwards	$462	$457
Accrued expenses and reserves	797	1,010
Depreciable assets	378	187
Stock-based compensation	738	1,140
Purchased technology, net	—	273

Total deferred tax assets	2,375	3,067

Deferred tax liabilities:
Prepaid expenses	(147)	(66)
Purchased technology, net	(53)	—

Total deferred tax liabilities	(200)	(66)
Valuation allowance for deferred tax assets	(224)	(224)

Net deferred tax assets	$1,951	$2,777

As of June 30, 2011, the Company expects that upon filing of its domestic tax return for fiscal year 2011 it will have state research and development credit carryforwards of approximately $0.5 million and a state temporary credit for business loss carryforwards of approximately $0.2 million. These carryforwards will begin to expire in fiscal 2021 and 2027, respectively, if not utilized.

At June 30, 2011, the Company has a valuation allowance of $0.2 million, which is primarily related to the Texas research and development carryforwards and the determination that these assets will likely expire prior to utilization.

As of June 30, 2010 and 2011, the Company had a Federal income tax receivable of $0.4 million and a Federal income tax payable of $0.4 million, respectively.

5.	Employee Benefits

The Company’s employees are offered health coverage under a partially self-funded plan in which the Company purchases specific stop-loss insurance coverage at $50,000 ($60,000 effective July 1, 2011) per year, per employee. The Company has also purchased an aggregate stop-loss insurance coverage to limit its maximum annual exposure to claims funded. Based on the policy census at July 1, 2011, such maximum annual exposure for the policy year ending June 30, 2012 is approximately $3.0 million. The Company pays a fixed fee per covered individual for administrative costs of the administrator and the cost of the stop-loss insurance purchased on the Company’s behalf. The Company contributes 100% toward the cost to insure each employee and more than 75% toward the cost to insure dependents for which coverage is requested by the employee. Expenses for the partially self-funded plan including premiums and claims funded for the years ended June 30, 2009, 2010 and 2011 were approximately $1.3 million, $1.7 million, and $1.5 million, respectively.

The Company has a 401(k) retirement plan which is available to all domestic, full-time employees. The Company’s expenses related to the plan were not significant in the years ended June 30, 2009, 2010 or 2011. In fiscal years 2009, 2010 and 2011, the Company funded a matching contribution of 10% of participant

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contributions made during calendar years 2008, 2009 and 2010 for all participants employed by the Company on December 31, 2008, 2009 and 2010. The amount expensed related to the match was approximately $111,000, $122,000 and $125,000 for the fiscal years ended June 30, 2009, 2010 and 2011, respectively.

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

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Intrinsic Value
Outstanding and unvested as June 30, 2008	710,500	$4.15	2.36	$2,949,705
Granted	774,000	3.79	2.77	2,933,700
Vested	(425,000)	4.25	—	(1,807,250)
Forfeited	—	—	—	––

Outstanding and unvested as June 30, 2009	1,059,500	3.85	2.03	4,076,155
Granted	223,000	5.06	3.22	1,128,720
Vested	(182,500)	4.22	—	(770,831)
Forfeited	(60,000)	3.80	—	(228,000)

Outstanding and unvested as June 30, 2010	1,040,000	4.04	2.36	4,206,044
Granted	200,000	5.58	2.48	1,115,600
Vested	(128,000)	4.04	—	(517,680)
Forfeited	(65,000)	4.99	—	(324,580)

Outstanding and unvested as June 30, 2011	1,047,000	$4.42	1.29	$4,479,384

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes in common stock options during the year ended June 30, 2009, 2010 and 2011 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2008	2,405,041	1.06—16.81	4.72
Granted	268,500	3.60— 5.60	3.89
Exercised	(62,125)	1.18— 5.65	3.46
Surrendered	(160,625)	3.60—16.81	6.51

Options outstanding, June 30, 2009	2,450,791	$1.06—11.81	$4.54
Granted	248,500	4.79— 5.14	5.11
Exercised	(146,900)	1.06— 4.55	2.52
Surrendered	(182,875)	3.60—11.81	6.43

Options outstanding, June 30, 2010	2,369,516	$1.06— 8.37	$4.58
Granted	259,000	4.78— 6.42	5.54
Exercised	(227,935)	1.06— 5.83	3.03
Surrendered	(96,875)	3.09— 8.15	4.90

Options outstanding, June 30, 2011	2,303,706	$1.71— 8.37	$4.83

The following is additional information relating to options outstanding at June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life Of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 1.71 to $ 4.00	918,500	4.25	$3.76	824,625	$3.77
$ 4.03 to $ 6.00	1,053,206	5.69	5.04	676,330	4.89
$ 6.90 to $ 8.37	332,000	3.24	7.10	306,500	7.16

$ 1.71 to $8.37	2,303,706	4.76	$4.83	1,807,455	$4.77

The aggregate intrinsic value (the amount by which market price exceeds the option exercise price) for options as of June 30, 2011 is as follow:

Year Ended June 30, 2011 Aggregate Intrinsic Value (in 000s)
Options outstanding at end of year	$3,898
Options exercisable at end of year	$3,243
Options exercised during year	$511

At June 30, 2011, 4,296,079 shares of common stock were reserved for future exercise of stock options and restricted stock awards. The share reserve includes 3.4 million shares subject to outstanding awards which, if forfeited, cancelled or otherwise terminated are returned to the share reserve and made available for subsequent issuance.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal years 2009, 2010 and 2011, the Company repurchased approximately 1.9 million, 1.2 million and 1.6 million shares, respectively, of common stock at a cost of approximately $7.6 million, $6.1 million and $8.6 million, respectively. In July 2010, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on July 27, 2010, of which approximately $3.2 million remains available as of June 30, 2011. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from operations (in thousands, except per share data):

	Year ended June 30
	2009	2010	2011
Numerator:
Net income	$5,311	$4,072	$2,881

Denominator:
Denominator for basic earnings per share–weighted average shares	17,646	16,622	15,100
Effect of dilutive securities	785	927	986

Denominator for diluted earnings per share–adjusted weighted average shares and assumed conversion	18,431	17,549	16,086

Basic earnings per share	$0.30	$0.24	$0.19

Diluted earnings per share	$0.29	$0.23	$0.18

At June 30, 2009, 2010 and 2011 approximately 849,000, 795,000 and 751,000 shares, respectively, were not included in the diluted earnings per share calculation since the shares are anti-dilutive.

8.	Goodwill, Business Acquisition and Other Intangible Assets

As of June 30, 2011, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company assesses the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. The Company has determined no impairment of existing goodwill exists as of June 30, 2011.

On July 31, 2009, the Company completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc. for total consideration of approximately $2.6 million in cash. Amortization expense for intangible assets related to ChanneLinx was approximately $0.5 million and $0.5 million in fiscal years ended June 30, 2010 and 2011, respectively.

Other intangible assets, classified as Purchased Intangibles on the balance sheet, amounted to $1.6 million (net of accumulated amortization of $7.4 million) as of June 30, 2011. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 and $2.6 million related to the acquisition of ChanneLinx in the first quarter of fiscal 2010.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is amortizing the intangible assets on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the years ended June 30, 2009, 2010 and 2011 was approximately $0.6 million, $0.5 million and $0.5 million, respectively. Amortization expense for intangible assets is anticipated to be approximately $0.5 million for each of the years ended June 30, 2012 through June 30, 2014.

Purchased technology consists of the following (in thousands):

	June 30,
	2010	2011
Purchased technology	$8,971	$8,971
Accumulated amortization	(6,831)	(7,358)

	$2,140	$1,613

9.	Commitments and Contingencies

The Company leases its headquarters and international office space and, in some cases, is obligated for its proportionate share of utilities and other defined operating expenses of the related building. The Company records rent expense for its operating leases on a straight-line basis from the lease commencement date as specified in the lease agreement until the end of the base lease term. The Company has a facility lease that allows for free rent and escalating rental payments. The incentives are considered reductions of lease expense and are recognized on a straight-line basis over the lease term. Straight-line expenses that are greater than the actual amount paid are recorded as deferred rent and reversed over time. Incentive payments received under these leases are recorded as deferred rent and amortized against rent expense over the remaining term of the lease. Office rent expense, net of subtenant offsets, for the Company’s domestic and international offices for the years ended June 30, 2009, 2010 and 2011, was approximately $1.8 million, $1.7 million, and $1.8 million, respectively.

Future minimum lease payments, net of subtenant offsets, at June 30, 2011 under the operating leases for worldwide office space are as follows (in thousands):

	Future Minimum Lease Payments	Subtenant Offset to Future Minimum Lease Payments	Net Future Minimum Lease Payments
2012	$529	$67	$462
2013	1,404	––	1,404
2014	1,423	––	1,423
2015	1,470	––	1,470
2016	1,517	––	1,517
Thereafter	4,130	––	4,130

	$10,473	$67	$10,406

The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the consolidated financial position and results of operations as of June 30, 2011.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Segments of Business and Geographic Area Information

The Company is engaged in the design, development and marketing of data infrastructure software. The Company considers its business activities to constitute a single segment of business.

A summary of the Company’s operations by geographic area follows (in thousands):

	Year ended June 30,
	2009	2010	2011
Revenue:
North America	$30,685	$33,011	$32,182
Europe (majority originating from U.S)	10,820	8,489	9,506
Japan	4,663	4,951	5,459
Rest of World (all originating from U.S.)	1,050	762	1,246

Total	$47,218	$47,213	$48,393

Operating income (loss) (A):
North America	(4,640)	(4,152)	(6,255)
Europe (inclusive of revenue originating from U.S.)	6,697	4,879	4,585
Japan	4,652	4,910	5,386
Rest of World (all originating from U.S.)	—	—	—

Total	$6,709	$5,637	$3,716

Identifiable assets:
North America	93,415	93,181	91,274
Europe	685	773	1,316
Japan	552	554	536
Rest of World (all originating from U.S.)	54	57	59

Total	$94,706	$94,565	$93,185

(A)	Operating income (loss) for Europe, Japan and Rest of World do not include any allocation of marketing, product development, technical support and administrative costs incurred in the United States.

11.	Statements of Cash Flows

The changes in current assets from operations reflected in the consolidated statements of cash flows are comprised of the following (in thousands):

	Year ended June 30,
	2009	2010	2011
Trade accounts receivable	$(2,663)	$(388)	$(820)
Prepaid expenses and other current assets	14	(323)	124

	$(2,649)	$(711)	$(696)

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in accounts payable and accrued liabilities from operations reflected in the consolidated statements of cash flows are comprised of the following (in thousands):

	Year ended June 30,
	2009	2010	2011
Trade accounts payable	$667	$(311)	$(455)
Accrued payroll and payroll related costs	256	(6)	462
Deferred rent and lease related accruals	(325)	(394)	520
Other accrued expenses	(275)	(265)	738

	$323	$(976)	$1,265

Supplemental disclosures:
Income taxes paid during the year:
Domestic	$2,437	$1,532	$820

Foreign	$89	$105	$107