Form 10-Q
period 2011-09-30
PERVASIVE SOFTWARE INC
filed 2011-11-03
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011 there were 15,934,520 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2011	June 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,920	$8,280
Marketable securities	34,656	30,226
Trade accounts receivable, net	7,903	8,374
Deferred income taxes	965	944
Prepaid expenses and other current assets	1,487	1,602

Total current assets	49,931	49,426
Property and equipment, net	1,455	1,322
Purchased intangibles, net	1,481	1,613
Goodwill	38,508	38,508
Deferred income taxes	1,763	1,833
Other assets	425	483

Total assets	$93,563	$93,185

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$627	$238
Accrued payroll and payroll related costs	1,870	2,479
Deferred rent and lease related accruals	1,362	1,054
Other accrued expenses	1,238	1,883
Deferred revenues	7,801	7,757

Total current liabilities	12,898	13,411

Stockholders’ equity
Common stock	63,338	62,661
Retained earnings	17,327	17,113

Total stockholders’ equity	80,665	79,774

Total liabilities and stockholders’ equity	$93,563	$93,185

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2011	2010
Revenues:
Product licenses	$7,617	$6,654
Service and other	4,110	4,337

Total revenue	11,727	10,991

Costs and expenses:
Cost of product license revenues	368	305
Cost of service and other revenues	1,357	1,202
Sales and marketing	4,932	4,603
Research and development	3,086	2,859
General and administrative	1,753	1,266

Total costs and expenses	11,496	10,235

Operating income	231	756

Interest and other income, net	16	10
Income tax provision	(64)	(263)

Net income	$183	$503

Basic earnings per share	$0.01	$0.03

Diluted earnings per share	$0.01	$0.03

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended September 30,
	2011	2010
Cash from operations
Net income	$183	$503
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	356	335
Stock-based compensation expense	445	435
Other non-cash adjustments	—	108
Deferred income tax expense	49	274
Changes in operating assets and liabilities:
Trade accounts receivable	467	(108)
Prepaid expenses and other current assets	333	12
Accounts payable and accrued liabilities	(652)	(550)
Deferred revenue	52	469

Net cash provided by operations	1,233	1,478

Cash from investing activities
Purchases of property and equipment	(358)	(149)
Sales and purchases of marketable securities, net	(4,430)	7,285
Decrease in other assets	2	10

Net cash provided by (used in) investing activities	(4,786)	7,146

Cash from financing activities
Proceeds from exercise of stock options	391	171
Purchase of treasury stock	(188)	(5,978)

Net cash provided by (used in) financing activities	203	(5,807)

Effect of exchange rate on cash and cash equivalents	(10)	73

Increase (decrease) in cash and cash equivalents	(3,360)	2,890
Cash and cash equivalents of beginning of period	8,280	7,086

Cash and cash equivalents at end of period	$4,920	$9,976

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

1. General and Basis of Financial Statements

The condensed balance sheet as of June 30, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2011, which are contained in the Company’s Annual Report filed on Form 10-K on September 13, 2011 (File No. 000-23043). The results of operations for the three month periods ended September 30, 2011 and 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,
	2011	2010
Numerator:
Net income	$183	$503

Denominator:
Denominator for basic earnings per share - weighted average shares	14,876	15,376
Effect of dilutive securities	1,236	832

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	16,112	16,208

Basic earnings per share	$0.01	$0.03

Diluted earnings per share	$0.01	$0.03

At September 30, 2011 and 2010 approximately 363,000 and 804,000 shares, respectively, were not included in the diluted earnings per share calculation since the shares are anti-dilutive.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

1.	Level 1 Inputs – quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 2 assets consist of marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Examples of assets currently utilizing Level 2 inputs are U.S. agency securities, commercial paper and municipal bonds. Our municipal bonds and U.S agency securities are traded in inactive markets and are categorized in Level 2.

3.	Level 3 Inputs – Used to measure the fair value of assets and liabilities for which little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Marketable securities consisted of the following (in thousands):

		September 30, 2011			June 30, 2011
	Fair Value Hierarchy	Cost	Unrealized Gain	Estimated Fair Value	Cost	Unrealized Gain	Estimated Fair Value
Municipal bonds, U.S. government agencies and commercial paper	Level 2	$34,644	$12	$34,656	$30,213	$13	$30,226

		$34,644	$12	$34,656	$30,213	$13	$30,226

4. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended September 30,
	2011	2010
Net income	$183	$503

Foreign currency translation adjustments	31	78

Unrealized gain (loss) on investments	—	6

Comprehensive income	$214	$587

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

	Three months ended September 30,
	2011	2010
Expected volatility (based on historical data)	29.0%	28.2%

Expected life in years	4.75	4.75

Risk-free interest rate	1.15%	1.33%

Fair value per award	$1.82	$1.27

Share-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options. Share-based compensation expense was included in costs and expenses as follows:

	Three months ended September 30,
	2011	2010
Cost of service and other revenues	$14	$11

Sales and marketing	133	134

Research and development	74	66

General and administrative	224	224

Total	$445	$435

As of September 30, 2011, $2.1 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.9 years.

Restricted Stock

The vesting period for restricted stock is generally a three year period. Stock will remain restricted until the full vesting period has expired. A summary of changes in restricted stock awards during the year ended June 30, 2011 and the three month period ended September 30, 2011 is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Intrinsic Value
Outstanding and unvested at June 30, 2010	1,040,000	$4.04	2.36	$4,206,044
Granted	200,000	5.58	2.48	1,115,600
Vested	(128,000)	4.04	—	(517,680)
Forfeited	(65,000)	4.99	—	(324,580)

Outstanding and unvested at June 30, 2011	1,047,000	4.42	1.29	4,479,384
Granted	10,000	6.79	2.90	67,900
Vested	—	—	—	—
Forfeited	(25,000)	5.24	—	(131,100)

Outstanding and unvested at September 30, 2011	1,032,000	$4.32	0.95	$4,416,184

Common Stock

The vesting period for stock options is generally over a four-year period. Options are generally exercisable by the holder only for the vested portion of each grant. A summary of changes in common stock options during the year ended June 30, 2011 and the three month period ended September 30, 2011 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2010	2,369,516	$ 1.06 – 8.37	$4.58
Granted	259,000	$ 4.78 – 6.42	$5.54
Exercised	(227,935)	$ 1.06 – 5.83	$3.03
Surrendered	(96,875)	$ 3.09 – 8.15	$4.90

Options outstanding, June 30, 2011	2,303,706	$ 1.71 – 8.37	$4.83
Granted	48,500	$ 6.79 – 6.79	$6.79
Exercised	(100,455)	$ 1.71 – 5.83	$3.89
Surrendered	(33,400)	$ 3.60 – 7.11	$4.13

Options outstanding, September 30, 2011	2,218,351	$ 3.00 – 8.15	$4.92

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is additional information relating to outstanding options:

	Options Outstanding		Options Exercisable
Range of Exercise Price	September 30, 2011	June 30, 2011	September 30, 2011
$ 3.00 to $ 4.00	844,875	918,500	762,406
$ 4.03 to $ 6.00	987,976	1,053,206	672,400
$ 6.42 to $ 8.15	385,500	332,000	316,500

$ 3.00 to $8.15	2,218,350	2,303,706	1,751,306

6. Stock Repurchase Program

In July 2010, we announced the authorization of a $10.0 million stock repurchase plan which became effective on July 27, 2010. During the three months ended September 30, 2011, we repurchased 29,560 shares of common stock at a cost of approximately $0.2 million under the stock repurchase plan approved on July 27, 2010. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice. As of September 30, 2011, approximately $3.1 million remained available for repurchase under this program.

7. Goodwill and Other Intangible Assets

As of September 30, 2011, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company evaluates intangible assets for potential impairment annually in the fourth quarter, or more frequently if other indicators of impairment arise.

On July 31, 2009, the Company completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc., a Web-based electronic data interchange (Web DI) technology company, for total consideration of approximately $2.6 million in cash.

Other intangible assets, classified as purchased intangibles on the balance sheet, amounted to $1.5 million (net of accumulated amortization of $7.5 million) as of September 30, 2011. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 and $2.6 million related to the acquisition of ChanneLinx in the first quarter of fiscal 2010.

The Company amortizes intangible assets with indefinite useful lives on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three months ended September 30, 2011 was $0.1 million. Amortization expense for intangible assets is anticipated to be approximately $0.5 million for each of the years ended June 30, 2012 through June 30, 2014.

8. Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”), which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

•

Pervasive DataRush— a software development platform that lets developers rapidly build parallel applications that deliver high throughput on big data; it fully leverages the parallel processing capabilities of multicore processors to deliver unmatched performance on a multicore server, SMP machine, cluster or Hadoop cluster,

•

Pervasive DataCloud®— a secure and reliable on-demand services platform for Pervasive or partner cloud developers who need to rapidly create high-level or low-level on-demand data and application integration, on-demand analytics, and on-demand data profiling, and

•

Perasive WebDI—cloud-based B2B Document Exchange Services that enable companies to send and receive business information in a seamless, timely and secure manner regardless of their enterprise system; during fiscal 2011, we completed migration of the WebDI customer base to the newest product release and to the Microsoft Windows Azure cloud platform for enhanced scalability and stability.

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

Our Operating Results

Our comparative results for the quarter ended September 30, 2011:

•	Revenue was $11.7 million, compared to $11.0 million for the first quarter of last fiscal year.

•	Net income was $0.2 million, or $0.01 diluted earnings per share, compared to net income of $0.5 million, or $0.03 diluted earnings per share, for the first quarter of last fiscal year.

•

We continued to generate positive cash flow from operations with $1.2 and $1.5 million in the quarter ending September 30, 2011 and 2010, respectively. We ended the first quarter of fiscal year 2012 with $39.6 million in cash and marketable securities.

•

We acquired approximately 30,000 shares of our common stock, at a cost of approximately $0.2 million in the quarter ending September 30, 2011. Issued and outstanding shares of common stock as of September 30, 2011 totaled approximately 15.9 million.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. State tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future. The valuation allowance remaining at September 30, 2011 relates entirely to estimated expiration of state tax credit carryforwards prior to utilization.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Income:

	Three months ended September 30,
	2011	2010
Revenues:
Product licenses	65%	61%
Services and other	35	39

Total revenue	100	100
Costs and expenses:
Cost of product license revenues	3	3
Cost of service and other expenses	12	11
Sales and marketing	42	42
Research and development	26	26
General and administrative	15	11

Total costs and expenses	98	93

Operating income	2	7
Interest and other income, net	—	—
Income tax provision	—	(2)

Net income	2%	5%

Revenues

Revenue from our embedded database product, Pervasive PSQL, decreased in fiscal year 2011 relative to fiscal years 2009 and 2010. The decrease in 2011 was primarily due to a number of relatively large transactions with database customers in fiscal years 2009 and 2010. We had one relatively large transaction with database customers in each of the last three fiscal years in the amount of $3.0 million, $2.4 million and $0.9 million in fiscal years 2009, 2010 and 2011, respectively. Our embedded database and related products represented approximately 58% of our revenue in fiscal year 2011. However, our integration product revenue grew 9% over fiscal year 2010 and 18% over fiscal year 2009, and now represents approximately 38% of our total revenue. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $11.7 million in the three months ended September 30, 2011, compared to $11.0 million reported for the comparable period in the prior fiscal year. Our product license revenues were $7.6 million in the three months ended September 30, 2011, compared to $6.7 million reported for the comparable period in the prior fiscal year. Our service and other revenues were $4.1 million in the three months ended September 30, 2011, compared to $4.3 million for the comparable period in the prior fiscal year.

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

International revenues, consisting of all revenues from customers located outside of North America, were $5.2 million and $4.0 million in the three months ended September 30, 2011 and 2010, representing 44% and 37% of total revenues, respectively. We expect international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product licenses consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues was $0.4 million and $0.3 million in the three months ended September 30, 2011 and 2010, representing 3% and 3% of total revenues, respectively. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the quarter ended September 30, 2011.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.4 million and $1.2 million in the three months ended September 30, 2011 and 2010, representing 12% and 11% of total revenues, respectively. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended September 30, 2011.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expense, marketing programs and promotional expense, and travel and entertainment. Sales and marketing expenses were $4.9 million and $4.6 million in the three months ended September 30, 2011 and 2010, representing 42% and 42% of total revenues, respectively. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended September 30, 2011.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $3.1 million and $2.9 million in the three months ended September 30, 2011 and 2010, representing 26% and 26% of total revenues, respectively. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended September 30, 2011.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.8 million and $1.3 million in the three months ended September 30, 2011 and 2010, representing 15% and 11% of total revenues, respectively. The increase in the quarter ended September 30, 2011 is due primarily to certain fees associated with our defense in ongoing patent litigation and the timing of fees associated with our annual independent audit.We anticipate that our general and administrative expenses in the near term will be less than the costs incurred during the three months ended September 30, 2011.

Share-based compensation expense. Share-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options. Share-based compensation expense was included in costs and expenses as follows:

	Three months ended September 30,
	2011	2010
Cost of service and other revenues	$14	$11
Sales and marketing	133	134
Research and development	74	66
General and administrative	224	224

Total	$445	$435

We anticipate our share-based compensation expense in the near term will be consistent with the expense in the quarter ending September 30, 2011.

Provision for Income Taxes. Provision for income taxes was approximately $0.1 million and $0.3 million in the three months ended September 30, 2011 and 2010, respectively. The Company’s estimated annual effective tax rate and associated provision for income taxes for the three months ended September 30, 2011 is based on an estimate of consolidated earnings before income taxes for fiscal 2012. The estimated annual effective tax rate is impacted primarily by estimates of non-deductible expenses, deductions related to domestic production activities and tax exempt income, the effects of state and foreign operations, and credits generated.

Liquidity and Capital Resources

Cash provided by operations was $1.2 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively. Cash provided by operations for the three months ended September 30, 2011 resulted primarily from income from operations as adjusted for non-cash items, a decrease in trade accounts receivable and prepaid and other current assets, partially offset by a decrease in accounts payable and other accrued liabilities. Cash provided by operations for the three months ended September 30, 2010 resulted primarily from income from operations as adjusted for non-cash items and an increase in deferred revenue, offset by a decrease in accounts payable and other accrued liabilities. We expect our cash flow from operations will be sufficient to meet liquidity needs in the foreseeable future without obtaining additional financing sources.

During the quarter ended September 30, 2011, we invested $4.4 million, net, in marketable securities., consisting of taxable and tax advantaged securities. During the quarter ended September 30, 2010, we received net proceeds of $7.3 million from the sale or maturity of marketable securities. In addition, we purchased property and equipment totaling approximately $0.4 million and $0.1 million in the three months ended September 30, 2011 and 2010, respectively. This property consisted primarily of computer hardware and software. We expect our capital expenditures in the near term will be consistent with recent quarterly expenditures.

In July 2010, we announced the authorization of a $10.0 million stock repurchase plan which became effective on July 27, 2010. During the three months ended September 30, 2011, we repurchased 29,560 shares of common stock at a cost of approximately $0.2 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During the three months ended September 30, 2011 and 2010, we received approximately $391,000 and $171,000, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 100,000 and 70,000 for the three-month periods ended September 30, 2011 and 2010, respectively.

On September 30, 2011, we had $37.0 million in working capital, including $39.6 million in cash, cash equivalents and marketable securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2011, the result would have been a decrease in revenue and operating income of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2011, the result would have been an increase in operating income of approximately $0.4 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of all currencies was not material for the three months ended September 30, 2011. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

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

On May 12, 2011, the United States Patent and Trademark Office (US PTO) issued a Final Office Action rejecting all asserted claims of the patent in question, essentially resulting in the patent being invalid. The various defendants have filed various motions to stay litigation on the matter pending completion of all appeal processes JuxtaComm might follow with the US PTO. The defendants have also filed various motions for summary judgment based on invalidity. The Court has not ruled on these various motions. Pervasive and JuxtaComm, therefore, continue to exchange correspondence and file various documents with the Court. Our defense costs associated with this case in the quarter ended September 30, 2011, increased from recent quarters due to the timing of professional hours incurred by our various retained experts and their submission of their reports to the Court.

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

Revenue from our embedded database product, Pervasive PSQL, decreased in fiscal year 2011 relative to fiscal years 2009 and 2010. We believe the decrease in 2011 was primarily due to a number of relatively large transactions with database customers in 2009 and 2010. For example, we separately disclosed one relatively large transaction with database customers in each of the last three fiscal years in the amount of $3.0 million, $2.4 million and $0.9 million in fiscal years 2009, 2010 and 2011, respectively. Our embedded database and related products represented approximately 58% of our revenue in fiscal year 2011. However, our integration product revenue in fiscal year 2011 grew 9% over fiscal year 2010 and 18% over fiscal year 2009, and now represents approximately 38% of total revenue. A reduction in our embedded database business or our integration product business, could have a material adverse effect on our business, operating results and financial condition.

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

During the twenty-two fiscal quarters ending September 30, 2011, the Company has acquired approximately 10.3 million shares of its common stock on the open market at a total cost of approximately $44.6 million, or approximately $4.32 price per share. The Company’s Board of Directors approved a new stock repurchase plan effective July 27, 2010, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million, of which approximately $3.1 million remains available as of September 30, 2011. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	—	—	11,699,992	$3,248,000
August 1, 2011 to August 31, 2011	29,560	$6.32	11,729,552	$3,060,000
September 1, 2011 to September 30, 2011	—	—	11,729,552	$3,060,000

Total	29,560

In July 2010, we announced the authorization of a $10.0 million stock repurchase plan which became effective on July 27, 2010. During the three months ended September 30, 2011, we repurchased 29,560 shares of common stock at a cost of approximately $0.2 million under the stock repurchase plan approved on July 27, 2010. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

(a) Exhibits under Item 601 of Regulation S-K

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*****	2006 Equity Incentive Plan – Amended and Restated November 15, 2010

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.11++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.13++++	Amendment No. 2 to the Lease between Carr Texas OP, LP and Pervasive Software Inc. dated September 24, 2004

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

101******	Interactive Date Files

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).

****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
*****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on January 26, 2011.
******	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 28, 2004.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.
++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 23, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2011		PERVASIVE SOFTWARE INC. (Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*****	2006 Equity Incentive Plan – Amended and Restated November 15, 2010

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.11++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.13++++	Amendment No. 2 to the Lease between Carr Texas OP, LP and Pervasive Software Inc. dated September 24, 2004

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

101******	Interactive Data Files

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.

***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
*****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on January 26, 2011.
******	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 28, 2004.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.
++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 23, 2011.