Form 10-Q
period 2011-12-31
PERVASIVE SOFTWARE INC
filed 2012-01-26
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of January 20, 2012 there were 16,178,266 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2011	June 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,142	$8,280
Marketable securities	32,151	30,226
Trade accounts receivable, net	7,460	8,374
Deferred income tax assets	1,083	944
Prepaid expenses and other current assets	1,593	1,602

Total current assets	51,429	49,426
Property and equipment, net	1,380	1,322
Purchased intangibles, net	1,349	1,613
Goodwill	38,508	38,508
Deferred income tax assets	1,900	1,833
Other assets	368	483

Total assets	$94,934	$93,185

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$410	$238
Accrued payroll and payroll related costs	2,477	2,479
Deferred rent and lease related accruals	1,670	1,054
Other accrued expenses	1,104	1,883
Deferred revenues	8,107	7,757

Total current liabilities	13,768	13,411

Stockholders’ equity:
Common stock	63,341	62,661
Retained earnings	17,825	17,113

Total stockholders’ equity	81,166	79,774

Total liabilities and stockholders’ equity	$94,934	$93,185

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Revenues:
Product licenses	$7,229	$7,119	$14,846	$13,773
Service and other	4,651	4,538	8,761	8,875

Total revenue	11,880	11,657	23,607	22,648

Costs and expenses:
Cost of product license revenues	349	354	717	659
Cost of service and other revenues	1,491	1,242	2,848	2,444
Sales and marketing	4,933	5,316	9,865	9,919
Research and development	3,033	2,845	6,119	5,704
General and administrative	1,526	1,318	3,279	2,584

Total costs and expenses	11,332	11,075	22,828	21,310

Operating income	548	582	779	1,338

Interest and other income, net	18	14	34	24
Income tax provision	(60)	(174)	(124)	(437)

Net income	$506	$422	$689	$925

Basic earnings per share	$0.03	$0.03	$0.05	$0.06

Diluted earnings per share	$0.03	$0.03	$0.04	$0.06

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended December 31,
	2011	2010
Cash from operations
Net income	$689	$925
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	684	671
Stock-based compensation expense	913	866
Other non-cash adjustments	—	156
Deferred income tax (expense) benefit	(206)	(517)
Changes in current operating assets and liabilities:
Trade accounts receivable	907	(678)
Prepaid expenses and other current assets	231	579
Accounts payable and accrued liabilities	(692)	840
Deferred rent and lease related accruals	616	(196)
Deferred revenue	359	376

Net cash provided by operations	3,501	3,022

Cash from investing activities
Purchases of property and equipment	(482)	(345)
Sales and purchases of marketable securities, net	(1,916)	4,331
Decrease in other assets	4	18

Net cash provided by (used in) investing activities	(2,394)	4,004

Cash from financing activities
Proceeds from exercise of stock options	488	407
Purchase of treasury stock	(693)	(6,286)

Net cash used in financing activities	(205)	(5,879)

Effect of exchange rate on cash and cash equivalents	(40)	45

Increase (decrease) in cash and cash equivalents	862	1,192
Cash and cash equivalents at beginning of period	8,280	7,086

Cash and cash equivalents at end of period	$9,142	$8,278

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2011, which are contained in the Company’s Annual Report filed on Form 10-K on September 13, 2011 (File No. 000-23043). The results of operations for the three and six month periods ended December 31, 2011 and 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Numerator:
Net income	$506	$422	$689	$925

Denominator:
Denominator for basic earnings per share - weighted average shares	14,899	14,989	14,887	15,183
Effect of dilutive securities	1,252	905	1,324	841

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	16,151	15,894	16,211	16,024

Basic earnings per share	$0.03	$0.03	$0.05	$0.06

Diluted earnings per share	$0.03	$0.03	$0.04	$0.06

As of the six months ended December 31, 2011 and 2010 options representing approximately 376,000 and 853,000 shares, respectively, were not included in the diluted earnings per share calculation since the shares are anti-dilutive.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

1.	Level 1 Inputs – quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 2 assets consist of marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Examples of assets currently utilizing Level 2 inputs are U.S. agency securities, commercial paper and municipal bonds.

3.	Level 3 Inputs – Used to measure the fair value of assets and liabilities for which little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Marketable securities consisted of the following (in thousands):

		December 31, 2011			June 30, 2011
	Fair Value Hierarchy	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Municipal bonds, U.S. government agencies and commercial paper	Level 2	$32,129	$22	$32,151	$30,213	$13	$30,226

		$32,129	$22	$32,151	$30,213	$13	$30,226

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Net Income	$506	$422	$689	$925

Foreign currency translation adjustments	(17)	(7)	14	71

Unrealized gain (loss) on investments	10	2	10	8

Comprehensive income	$499	$417	$713	$1,004

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

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Expected volatility (based on historical data)	30.5%	24.2%	29.7%	25.6%

Expected life in years	4.75	4.75	4.75	4.75

Risk-free interest rate	0.83%	2.20%	1.00%	1.89%

Fair value per award	$1.69	$1.30	$1.76	$1.29

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Share-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options. Share-based compensation expense is included in costs and expenses as follows:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Cost of service and other revenues	$15	$11	$29	$22

Sales and marketing	148	132	281	266

Research and development	75	61	149	127

General and administrative	229	227	453	451

Total	$467	$431	$912	$866

As of December 31, 2011, $3.7 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.7 years.

Restricted Stock

The vesting period for restricted stock is generally a three year period. Stock will remain restricted until the full vesting period has expired. A summary of changes in restricted stock awards during the year ended June 30, 2011 and the six month period ended December 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Intrinsic Value
Outstanding and unvested at June 30, 2010	1,040,000	$4.04	2.36	$4,206,044
Granted	200,000	5.58	2.48	1,115,600
Vested	(128,000)	4.04	—	(517,680)
Forfeited	(65,000)	4.99	—	(324,580)

Outstanding and unvested at June 30, 2011	1,047,000	4.42	1.29	4,479,384
Granted	346,000	5.94	2.88	2,054,800
Vested	(50,000)	4.62	—	(230,875)
Forfeited	(48,000)	5.14	—	(246,820)

Outstanding and unvested at December 31, 2011	1,295,000	$4.71	1.27	$6,056,489

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Common Stock

The vesting period for stock options is generally a four-year period. Options are generally exercisable by the holder only for the vested portion of each grant. A summary of changes in common stock options during the year ended June 30, 2011 and the six month period ended December 31, 2011 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2010	2,369,516	$1.06 – 8.37	$4.58
Granted	259,000	$4.78 – 6.42	$5.54
Exercised	(227,935)	$1.06 – 5.83	$3.03
Surrendered	(96,875)	$3.09 – 8.15	$4.90

Options outstanding, June 30, 2011	2,303,706	$1.71 – 8.37	$4.83
Granted	92,000	$6.15 – 6.79	$6.49
Exercised	(126,205)	$1.71 – 5.83	$3.87
Surrendered	(53,650)	$3.60 – 8.37	$4.84

Options outstanding, December 31, 2011	2,215,851	$3.01 – 8.15	$4.85

The following is additional information relating to outstanding options:

	Options Outstanding		Options Exercisable
Range of Exercise Price	December 31, 2011	June 30, 2011	December 31, 2011
$ 3.01 to $ 4.00	824,876	918,500	743,281
$ 4.03 to $ 6.00	973,975	1,053,206	661,650
$ 6.15 to $ 8.15	417,000	332,000	310,500

$ 3.00 to $8.15	2,215,851	2,303,706	1,715,431

6. Stock Repurchase Program

In July 2010, we announced the authorization of a $10.0 million stock repurchase plan which became effective on July 27, 2010. During the three months ended December 31, 2011, we repurchased 82,134 shares of common stock at a cost of approximately $0.5 million under the stock repurchase plan approved on July 27, 2010. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice. As of December 31, 2011, approximately $2.6 million remained available for repurchase under this program.

7. Goodwill and Other Intangible Assets

As of December 31, 2011, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company evaluates intangible assets for potential impairment annually in the fourth quarter, or more frequently if other indicators of impairment arise.

On July 31, 2009, the Company completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc., a Web-based electronic data interchange (Web DI) technology company, for total consideration of approximately $2.6 million in cash.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other intangible assets, classified as purchased intangibles on the balance sheet, amounted to $1.3 million (net of accumulated amortization of $7.6 million) as of December 31, 2011. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 and $2.6 million related to the acquisition of ChanneLinx in the first quarter of fiscal 2010.

The Company amortizes intangible assets with definite useful lives on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three and six months ended December 31, 2011 was $0.1 million and $0.3 million, respectively. Amortization expense for intangible assets is anticipated to be approximately $0.5 million for each of the years ended June 30, 2012 through June 30, 2014.

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

Executive Overview

Our Business

Pervasive is a global data innovation leader, delivering software to manage, integrate and analyze data, in the cloud or on-premises, throughout the entire data lifecycle. Our Pervasive PSQL database products generated approximately 58% of our revenue during fiscal year 2011. Channel adoption trends for version 11 of our Pervasive PSQL database have been good since its launch in September 2010. Pervasive PSQL v11 delivers improvements in performance and increased simplicity of development, deployment and ease of use, including enhanced digital license management and enhanced support for IPv6 and multi-core technologies. We also plan a release in spring 2012 of Pervasive PSQL Vx, with improved support and pricing for use in virtual environments.

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

•

Pervasive DataRush—a software development platform that lets developers rapidly build parallel applications that deliver high throughput on big data; it fully leverages the parallel processing capabilities of multicore processors to deliver unmatched performance on a multicore server, SMP machine, cluster or Hadoop cluster,

•

Pervasive DataCloud®—a secure and reliable on-demand services platform for Pervasive or partner cloud developers who need to rapidly create high-level or low-level on-demand data and application integration, on-demand analytics, and on-demand data profiling, and

•

Pervasive WebDI—cloud-based B2B Document Exchange Services that enable companies to send and receive business information in a seamless, timely and secure manner regardless of their enterprise system; during calendar 2011, we completed migration of the WebDI customer base to the newest product release and to the Microsoft Windows Azure cloud platform for enhanced scalability and stability.

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

Our Operating Results

Our comparative results for the quarter ended December 31, 2011:

•	Revenue was $11.9 million, compared to $11.7 million for the second quarter of last fiscal year.

•	Net income was $0.5 million, or $0.03 diluted earnings per share, compared to net income of $0.4 million, or $0.03 diluted earnings per share, for the second quarter of last fiscal year.

•

We continued to generate positive cash flow from operations with $2.3 and $1.5 million in the quarter ending December 31, 2011 and 2010, respectively. We ended the second quarter of fiscal year 2012 with $41.3 million in cash and marketable securities.

•

We acquired approximately 82,000 shares of our common stock, at a cost of approximately $0.5 million in the quarter ending December 31, 2011. Issued and outstanding shares of common stock as of December 31, 2011 totaled approximately 16.2 million.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. State tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future. The valuation allowance remaining at December 31, 2011 relates entirely to estimated expiration of state tax credit carryforwards prior to utilization.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Income:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Revenues:
Product licenses	61%	61%	63%	61%
Services and other	39	39	37	39

Total revenue	100	100	100	100
Costs and expenses:
Cost of product license revenues	3	3	3	3
Cost of service and other expenses	12	11	12	11
Sales and marketing	41	46	42	44
Research and development	26	24	26	25
General and administrative	13	11	14	11

Total costs and expenses	95	95	97	94

Operating income	5	5	3	6
Interest and other income, net	—	—	—	—
Income tax provision	(1)	(1)	—	(2)

Net income	4%	4%	3%	4%

Revenues

Revenue from our embedded database product, Pervasive PSQL, decreased in fiscal year 2011 relative to fiscal years 2009 and 2010. The decrease in 2011 was primarily due to a number of relatively large transactions with database customers in fiscal years 2009 and 2010. We had one relatively large transaction with database customers in each of the last three fiscal years in the amount of $3.0 million, $2.4 million and $0.9 million in fiscal years 2009, 2010 and 2011, respectively. Our embedded database and related products represented approximately 58% of our revenue in fiscal year 2011 and 57% for the six months ended December 31, 2011. However, our integration product revenue grew 9% over fiscal year 2010 and 18%

over fiscal year 2009, and represented approximately 38% of our total revenue in fiscal year 2011 and 39% for the six months ended December 31, 2011. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $11.9 million in the three months ended December 31, 2011, with a 2% increase over the $11.7 million reported for the comparable period in the prior fiscal year. Our revenues for the six-month period ending December 31, 2011 increased 4% to $23.6 million as compared to $22.6 million for the comparable period in the prior fiscal year. Our product license revenues were $7.2 million in the three months ended December 31, 2011, an increase of 1% over the $7.1 million for the comparable period in the prior fiscal year. Our product license revenues for the six-month period ending December 31, 2011 were $14.8 million, an increase of 7% over the $13.8 million for the comparable period in the prior fiscal year. Our service and other revenues were $4.7 million in the three months ended December 31, 2011, an increase of 4% over the $4.5 million for the comparable period in the prior fiscal year. Our service and other revenues for the six-month period ending December 31, 2011 were $8.8 million, a decrease of 1% over the $8.9 million for the comparable period in the prior fiscal year.

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

International revenues, consisting of all revenues from customers located outside of North America, were $4.0 million and $3.8 million in the three months ended December 31, 2011 and 2010, respectively, representing 34% and 33% of total revenues, respectively. International revenues were $9.2 million and $7.9 million in the six months ended December 31, 2011 and 2010, representing 39% and 35% of total revenues, respectively. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues was $0.3 million and $0.4 million in the three months ended December 31, 2011 and 2010, representing 3% of total revenues in both periods. Cost of product license revenues was $0.7 million and $0.7 million for the six-month period ending December 31, 2011 and 2010, representing 3% of total revenues in both periods. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the quarter ended December 31, 2011.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.5 million and $1.2 million in the three months ended December 31, 2011 and 2010, representing 12% and 11% of total revenues, respectively. Cost of service and other revenues was $2.8 million and $2.4 million for the six-month periods ending December 31, 2011 and 2010, representing 12% and 11% of total revenues, respectively. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended December 31, 2011.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expense, marketing programs and promotional expense, and travel and entertainment. Sales and marketing expenses were $4.9 million and $5.3 million in the three-month periods ended December 31, 2011 and 2010, respectively, representing 41% and 46% of total revenues, respectively. Sales and marketing expenses were $9.9 million and $9.9 million for the six months ending December 31, 2011 and 2010, representing 42% and 44% of total revenues, respectively. We expect sales and marketing expenses will increase in the near term due primarily to planned marketing events in the quarters ending March 31, 2012 and June 30, 2012.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $3.0 million and $2.8 million in the three months ended December 31, 2011 and 2010, representing 26% and 24% of total revenues, respectively. Research and development expenses were $6.1 million and $5.7 million for the six months ended December 31, 2011 and 2010, representing 26% and 25% of total revenues, respectively. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended December 31, 2011.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.5 million and $1.3 million in the three-month periods ending December 31, 2011 and 2010, representing 13% and 11% of total revenues, respectively. General and administrative expenses were $3.3 million and $2.6 million for the six months ended December 31, 2011 and 2010, representing 14% and 11% of total revenues, respectively. The increase in the three and six month periods ended December 31, 2011 is due primarily to certain fees associated with our defense in ongoing patent litigation and the timing of fees associated with our annual independent audit. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended December 31, 2011.

Share-based compensation expense. Share-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options. Share-based compensation expense is included in costs and expenses as follows:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Cost of service and other revenues	$15	$11	$29	$22
Sales and marketing	148	132	281	266
Research and development	75	61	149	127
General and administrative	229	227	453	451

Total	$467	$431	$912	$866

We anticipate our share-based compensation expense in the near term will be consistent with the expense in the quarter ending December 31, 2011.

Interest and Other Income. Interest and other income was $18,000 and $14,000 for the three months ended December 31, 2011 and 2010, respectively. Interest and other income was $34,000 and $24,000 for the six months ended December 31, 2011 and 2010, respectively. We do not anticipate any changes to interest and other income.

Provision for Income Taxes. Provision for income taxes was approximately $0.1 million and $0.2 million in the three months ended December 31, 2011 and 2010, respectively. Provision for income taxes was approximately $0.1 million and $0.4 million in the six months ended December 31, 2011 and 2010, respectively. The Company’s estimated annual effective tax rate and associated provision for income taxes for the six months ended December 31, 2011 is based on an estimate of consolidated earnings before income taxes for fiscal 2012. The estimated annual effective tax rate is impacted primarily by estimates of non-deductible expenses, deductions related to domestic production activities and tax exempt income, the effects of state and foreign operations, tax legislation and credits generated.

Liquidity and Capital Resources

Cash provided by operations was $3.5 million and $3.0 million for the six months ended December 31, 2011 and 2010, respectively. Cash provided by operations for the six months ended December 31, 2011 resulted primarily from net income as adjusted for non-cash items, a decrease in accounts receivable, an increase in deferred rent and lease related accruals, and an increase in deferred revenue, partially offset by a decrease in accounts payable and accrued liabilities. Cash provided by operations for the six months ended December 31, 2010 resulted primarily from net income as adjusted for non-cash items, a decrease in prepaid expenses and other assets, an increase in accounts payable and accrued liabilities and an increase in deferred revenue, partially offset by an increase in trade accounts receivable.

During the six months ending December 31, 2011, we invested $1.9 million, net of investment sales, in marketable securities. During the six months ending December 31, 2010, we received net proceeds of $4.3 million from the sale or maturity of marketable securities, consisting of taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $0.5 million and $0.3 million in the six months ended December 31, 2011 and 2010, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will be consistent with the prior fiscal year.

In July 2010, we announced the authorization of a $10.0 million stock repurchase plan which became effective on July 27, 2010. During the six months ended December 31, 2011, we repurchased 111,694 shares of common stock at a cost of approximately $0.7 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During the six months ended December 31, 2011 and 2010, we received approximately $488,000 and $407,000, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 126,000 and 134,000 for the six-month periods ended December 31, 2011 and 2010, respectively.

On December 31, 2011, we had $37.7 million in working capital, including $41.3 million in cash, cash equivalents and marketable securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2011, the result would have been a decrease in revenue and operating income of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2011, the result would have been an increase in operating income of approximately $0.4 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of all currencies was not material for the six months ended December 31, 2011. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

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

On January 21, 2010, JuxtaComm-Texas Software, LLC (“JuxtaComm”) filed a complaint (as amended April 22, 2010) in the Eastern District of Texas against 20 defendants, including Pervasive, alleging patent infringement. On May 12, 2011, the United States Patent and Trademark Office (US PTO) issued a Final Office Action rejecting all asserted claims of the patent in question, essentially resulting in the patent being invalid. The various defendants filed various motions to stay litigation on the matter pending completion of all appeal processes JuxtaComm might follow with the US PTO. On December 8, 2011, the Court ordered that this case is Stayed until February 1, 2012. The Court will reset pretrial and trial dates.

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

On September 14, 2010, UnilocUSA, Inc. and Uniloc Singapore Private Ltd. (“Uniloc”) filed a complaint in the Eastern District of Texas against 12 defendants, including Pervasive, alleging patent infringement. The patent in question, United States Patent number 5,490,216 titled “System for Software Registration,” was issued on February 6, 1996 (“216 Patent”). In November a separate complaint was filed against Uniloc by a third party claiming ownership of the 216 Patent and on November 21, 2011, the Court ordered that this case is Stayed until further notice. We believe our products do not infringe the patent. Pervasive intends to vigorously defend itself and believes the outcome of this proceeding will not have a material adverse effect on our business, operating results or financial condition.

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

Revenue from our embedded database product, Pervasive PSQL, decreased in fiscal year 2011 relative to fiscal years 2009 and 2010. We believe the decrease in 2011 was primarily due to a number of relatively large transactions with database customers in 2009 and 2010. For example, we separately disclosed one relatively large transaction with database customers in each of the last three fiscal years in the amount of $3.0 million, $2.4 million and $0.9 million in fiscal years 2009, 2010 and 2011, respectively. Our embedded database and related products represented approximately 58% of our revenue in fiscal year 2011 and 57% of our revenue in the six months ended December 31, 2011. However, our integration product revenue in fiscal year 2011 grew 9% over fiscal year 2010 and 18% over fiscal year 2009, and represented approximately 38% of total revenue in fiscal year 2011 and 39% of our revenue in the six months ended December 31, 2011. A reduction in our embedded database business or our integration product business, could have a material adverse effect on our business, operating results and financial condition.

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

In July 2001, we formed a business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support certain of our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive PSQL) and Pervasive PSQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive PSQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. While this venture has been successful to date, we cannot be certain that this venture will continue to be successful, which could result in our inability to successfully operate in Japan. In addition, as part of our venture, we executed a three year master distributor agreement with AG-TECH, the initial term of which expired June 30, 2004. This agreement has been renewed three times, most recently for an additional three-year term which expires June 30, 2015. We cannot be certain that we will continue to be able to renew our agreement with AG-TECH on terms and conditions at least as favorable to Pervasive as those contained in our present agreement.

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

Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. For example, Microsoft, Oracle, IBM and Sybase all currently license royalty-free limited versions of their database technologies. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Sybase/SAP, IBM, Progress, MySQL/Oracle, Ascential/IBM, Cast Iron/IBM, Boomi/Dell, Business Objects/SAP, Informatica, Information Builders or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs, which may limit our ability to sell our products through particular partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business, operating results and financial condition. We cannot be certain we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

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

During the twenty-three fiscal quarters ending December 31, 2011, the Company has acquired approximately 10.3 million shares of its common stock on the open market at a total cost of approximately $45.1 million, or approximately $4.33 price per share. The Company’s Board of Directors approved a new stock repurchase plan effective July 27, 2010, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million, of which approximately $2.6 million remains available as of December 31, 2011. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	—	—	11,729,552	$3,060,000
November 1, 2011 to November 30, 2011	44,462	6.14	11,774,014	$2,786,000
December 1, 2011 to December 31, 2011	37,672	6.11	11,811,686	$2,555,000

Total	82,134

In July 2010, we announced the authorization of a new $10.0 million stock repurchase plan which became effective on July 27, 2010. During the three months ended December 31, 2011, we repurchased 82,134 shares of common stock at a cost of approximately $0.5 million under the stock repurchase plan approved on July 27, 2010. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

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

Date: January 26, 2012		PERVASIVE SOFTWARE INC. (Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

4.3***	Rights Agreement dated October 20, 2000, between the Company and Computershare Trust Company, Inc. as Rights Agent

10.1*	Form of Indemnification Agreement

10.2*****	2006 Equity Incentive Plan – Amended and Restated November 15, 2010

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.11++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.13++++	Amendment No. 2 to the Lease between Carr Texas OP, LP and Pervasive Software Inc. dated September 24, 2004

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

101******	Interactive Data Files

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.
***	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2000 (File No. 000-23043).
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
*****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on January 26, 2011.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 28, 2004.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.
++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 23, 2011.
******	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.