Form 10-Q
period 2012-03-31
PERVASIVE SOFTWARE INC
filed 2012-05-09
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012 there were 16,327,440 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2012	June 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,388	$8,280
Marketable securities	32,122	30,226
Trade accounts receivable, net	8,192	8,374
Deferred income tax assets	901	944
Prepaid expenses and other current assets	2,023	1,602

Total current assets	52,626	49,426
Property and equipment, net	1,410	1,322
Purchased intangibles, net	1,217	1,613
Goodwill	38,508	38,508
Deferred income tax assets	1,911	1,833
Other assets	310	483

Total assets	$95,982	$93,185

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$967	$238
Accrued payroll and payroll related costs	2,232	2,479
Deferred rent and lease related accruals	1,865	1,054
Other accrued expenses	1,522	1,883
Deferred revenues	7,916	7,757

Total current liabilities	14,502	13,411

Stockholders’ equity
Common stock	63,163	62,661
Retained earnings	18,317	17,113

Total stockholders’ equity	81,480	79,774

Total liabilities and stockholders’ equity	$95,982	$93,185

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Revenues:
Product licenses	$8,086	$7,557	$22,932	$21,330
Service and other	4,692	4,530	13,453	13,405

Total revenue	12,778	12,087	36,385	34,735

Costs and expenses:
Cost of product license revenues	368	357	1,085	1,016
Cost of service and other revenues	1,457	1,331	4,305	3,775
Sales and marketing	5,641	5,273	15,506	15,192
Research and development	3,274	3,015	9,393	8,719
General and administrative	1,381	1,291	4,660	3,875

Total costs and expenses	12,121	11,267	34,949	32,577

Operating income	657	820	1,436	2,158

Interest and other income, net	18	24	52	48
Income tax provision	(156)	(58)	(280)	(495)

Net income	$519	$786	$1,208	$1,711

Basic earnings per share	$0.03	$0.05	$0.08	$0.11

Diluted earnings per share	$0.03	$0.05	$0.08	$0.11

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended March 31,
	2012	2011
Cash from operations
Net income	$1,208	$1,711
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,011	1,006
Stock-based compensation expense	1,352	1,295
Other non-cash adjustments	—	238
Deferred income tax expense	(36)	(560)
Changes in current operating assets and liabilities:
Trade accounts receivable	183	(1,360)
Prepaid expenses and other current assets	260	492
Accounts payable and accrued liabilities	(393)	176
Deferred rent and lease related accruals	811	94
Deferred revenue	160	754

Net cash provided by operations	4,556	3,846

Cash from investing activities
Purchases of property and equipment	(710)	(500)
Sales and purchases of marketable securities, net	(1,886)	2,586
Decrease in other assets	6	20

Net cash provided by (used in) investing activities	(2,590)	2,106

Cash from financing activities
Proceeds from exercise of stock options	998	585
Purchase of treasury stock	(1,819)	(6,931)

Net cash used in financing activities	(821)	(6,346)

Effect of exchange rate on cash and cash equivalents	(37)	83

Increase (decrease) in cash and cash equivalents	1,108	(311)
Cash and cash equivalents of beginning of period	8,280	7,086

Cash and cash equivalents at end of period	$9,388	$6,775

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1. General and Basis of Financial Statements

The condensed balance sheet as of June 30, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2012 include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2011, which are contained in the Company’s Annual Report filed on Form 10-K on September 13, 2011 (File No. 000-23043). The results of operations for the three and nine month periods ended March 31, 2012 and 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Numerator:
Net income	$519	$786	$1,208	$1,711

Denominator:
Denominator for basic earnings per share - weighted average shares	15,366	15,031	15,046	15,133
Effect of dilutive securities	632	1,005	845	894

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	15,998	16,036	15,891	16,027

Basic earnings per share	$0.03	$0.05	$0.08	$0.11

Diluted earnings per share	$0.03	$0.05	$0.08	$0.11

At March 31, 2012 and 2011 options representing approximately 372,500 and 744,800 shares, respectively, were not included in the diluted earnings per share calculation since the shares are anti-dilutive.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

1.	Level 1 Inputs – quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 2 assets consist of marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Examples of assets currently utilizing Level 2 inputs are U.S. agency securities, commercial paper and municipal bonds.

3.	Level 3 Inputs – Used to measure the fair value of assets and liabilities for which little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Marketable securities consisted of the following (in thousands):

		March 31, 2012			June 30, 2011
	Fair Value Hierarchy	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Municipal bonds, U.S. government agencies and commercial paper	Level 2	$32,100	$22	$32,122	$30,213	$13	$30,226

		$32,100	$22	$32,122	$30,213	$13	$30,226

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Net income	$519	$786	$1,208	$1,711

Foreign currency translation adjustments	(27)	9	(13)	80

Unrealized gain on investments	—	7	10	15

Comprehensive income	$492	$802	$1,205	$1,806

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

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Expected volatility (based on historical data)	30.5%	27.0%	30.1%	26.5%

Expected life in years	4.75	4.75	4.75	4.75

Risk-free interest rate	1.04%	2.35%	1.02%	2.19%

Fair value per award	$1.68	$1.56	$1.72	$1.47

Share-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options. Share-based compensation expense is included in costs and expenses as follows:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Cost of service and other revenues	$16	$15	$45	$37

Sales and marketing	167	132	448	398

Research and development	102	56	251	183

General and administrative	204	226	657	677

Total	$489	$429	$1,401	$1,295

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of March 31, 2012, $4.4 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.0 years.

Restricted Stock

The vesting period for restricted stock is generally a three year period. Stock will remain restricted until the full vesting period has expired. A summary of changes in restricted stock awards during the year ended June 30, 2011 and the nine month period ended March 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Intrinsic Value
Outstanding and unvested at June 30, 2010	1,040,000	$4.04	2.36	$4,206,044
Granted	200,000	5.58	2.48	1,115,600
Vested	(128,000)	4.04	—	(517,680)
Forfeited	(65,000)	4.99	—	(324,580)

Outstanding and unvested at June 30, 2011	1,047,000	4.42	1.29	4,479,384
Granted	536,000	5.96	2.71	3,193,700
Vested	(701,000)	3.84	—	(2,689,475)
Forfeited	(57,000)	5.29	—	(301,330)

Outstanding and unvested at March 31, 2012	825,000	$5.73	2.56	$4,682,279

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Common Stock

The vesting period for stock options is generally a four-year period. Options are generally exercisable by the holder only for the vested portion of each grant. A summary of changes in common stock options during the year ended June 30, 2011 and the nine month period ended March 31, 2012 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, June 30, 2010	2,369,516	$1.06 – 8.37	$4.58
Granted	259,000	$4.78 – 6.42	$5.54
Exercised	(227,935)	$1.06 – 5.83	$3.03
Surrendered	(96,875)	$3.09 – 8.15	$4.90

Options outstanding, June 30, 2011	2,303,706	$1.71 – 8.37	$4.83
Granted	184,500	$6.01 – 6.79	$6.25
Exercised	(259,577)	$1.71 – 5.83	$3.85
Surrendered	(83,150)	$3.60 – 8.37	$5.04

Options outstanding, March 31, 2012	2,145,479	$3.01 – 8.15	$4.91

The following is additional information relating to outstanding options:

	Options Outstanding		Options Exercisable
Range of Exercise Price	March 31, 2012	June 30, 2011	March 31, 2012
$ 3.01 to $ 4.00	749,754	918,500	720,753
$ 4.03 to $ 6.00	889,225	1,053,206	670,100
$ 6.01 to $ 8.15	506,500	332,000	309,500

$ 3.01 to $8.15	2,145,479	2,303,706	1,700,353

6. Stock Repurchase Program

In July 2010, we announced the authorization of a $10.0 million stock repurchase plan which became effective on July 27, 2010. During the three months ended March 31, 2012, we repurchased 170,300 shares of common stock at a cost of approximately $1.0 million under the stock repurchase plan approved on July 27, 2010. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice. As of March 31, 2012, approximately $1.6 million remained available for repurchase under this program.

7. Goodwill and Other Intangible Assets

As of March 31, 2012, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company evaluates intangible assets for potential impairment annually in the fourth quarter, or more frequently if other indicators of impairment arise.

On July 31, 2009, the Company completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc., a Web-based electronic data interchange (Web DI) technology company, for total consideration of approximately $2.6 million in cash.

Other intangible assets, classified as purchased intangibles on the balance sheet, amounted to $1.2 million (net of accumulated amortization of $7.8 million) as of March 31, 2012. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 and $2.6 million related to the acquisition of ChanneLinx in the first quarter of fiscal 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company amortizes intangible assets with definite useful lives on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three and nine months ended March 31, 2012 was $0.1 million and $0.4 million, respectively. Amortization expense for intangible assets is anticipated to be approximately $0.5 million for each of the years ended June 30, 2012 through June 30, 2014.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The adoption of ASU 2011-04 did not have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

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

Executive Overview

Our Business

Pervasive is a global data innovation leader, delivering software to manage, integrate and analyze data, in the cloud or on-premises, throughout the entire data lifecycle. Our Pervasive PSQL database products generated approximately 58% of our revenue during fiscal year 2011. Channel adoption trends for version 11 of our Pervasive PSQL database have been good since its launch in September 2010. Pervasive PSQL v11 delivers improvements in performance and increased simplicity of development, deployment and ease of use, including enhanced digital license management and enhanced support for IPv6 and multi-core technologies. In spring 2012 we released the Pervasive PSQL Vx edition, with improved support and pricing for use in virtual environments.

Our Integration products generated approximately 38% of our revenue during fiscal year 2011 and are well-received by our existing and new customers, including end users and commercial cloud and on-premises software developers alike. Our solid results in both of our core product lines allow us to continue to fund our commitment to innovation. We intend to continue to invest in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers. Our ongoing innovation efforts have resulted in the introduction and further development of various new product and service offerings:

•	Pervasive DataSolutions—subscription-based integration as a service delivered on-premises or as a multi-tenant service hosted by Pervasive and in a growing number of cases by our ISV and SI partners,

•

Pervasive BigData products and solutions— including Pervasive DataRusha software development platform that lets developers rapidly build parallel applications that deliver high throughput on big data; fully leveraging the parallel processing capabilities of multicore processors to deliver unmatched performance on a multicore server, SMP machine, cluster or Hadoop cluster,

•

Pervasive DataCloud®— a secure and reliable on-demand services platform for Pervasive or partner cloud developers who need to rapidly create high-level or low-level on-demand data and application integration, on-demand analytics, and on-demand data profiling, and

•

Pervasive WebDI—cloud-based B2B Document Exchange Services that enable companies to send and receive business information in a seamless, timely and secure manner regardless of their enterprise system; during calendar 2011, we completed migration of the WebDI customer base to the newest product release and to the Microsoft Windows Azure cloud platform for enhanced scalability and stability.

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

Our Operating Results

Our comparative results for the quarter ended March 31, 2012:

•	Revenue was $12.8 million, compared to $12.1 million for the third quarter of last fiscal year.

•	Net income was $0.5 million, or $0.03 diluted earnings per share, compared to $0.8 million, or $0.05 diluted earnings per share, for the third quarter of last fiscal year.

•

We continue to generate positive cash flow from operations with $1.1 and $0.8 million in the third fiscal quarter ending March 31, 2012 and 2011, respectively. We ended the third quarter of fiscal year 2012 with $41.5 million in cash, cash equivalents and marketable securities.

•

We acquired approximately 170,300 shares of our common stock, at a cost of approximately $1.0 million in the third fiscal quarter ending March 31, 2012. Issued and outstanding shares of common stock as of March 31, 2012 totaled approximately 16.3 million.

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

Going Forward

In 2012, the Company is focused on:

•	the continued marketing of our embedded database product, Pervasive PSQL v11, released in September 2010, and the recent release of Pervasive PSQL Vx edition for highly virtualized environments;

•	growing the sales of our integration product line both through direct sales and through highly leverageable indirect channels;

•

continuing the investment in new product and service innovation, including the further advancement of our innovation initiatives from fiscal 2011 and earlier: Pervasive DataSolutions (to take advantage of market trends in Integration-as-a-Service and other on demand data solutions), Pervasive DataCloud (to provide a scalable cloud-based platform for development and deployment of both Pervasive- and partner-developed on-demand services) and Pervasive BigData products and solutions (to support development and deployment of high-throughput applications by capturing the parallel processing capabilities of proliferating multi-core technologies);

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. State tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future. The valuation allowance remaining at March 31, 2012 relates entirely to estimated expiration of state tax credit carryforwards prior to utilization.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Income:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Revenues:
Product licenses	63%	63%	63%	61%
Services and other	37	37	37	39

Total revenue	100	100	100	100
Costs and expenses:
Cost of product license revenues	3	3	3	3
Cost of service and other expenses	11	11	12	11
Sales and marketing	44	43	42	44
Research and development	26	25	26	25
General and administrative	11	11	13	11

Total costs and expenses	95	93	96	94

Operating income	5	7	4	6
Interest and other income, net	—	—	—	—
Income tax provision	(1)	—	(1)	(1)

Net income	4%	7%	3%	5%

Revenues

Revenue from our embedded database product, Pervasive PSQL, decreased in fiscal year 2011 relative to fiscal years 2009 and 2010. The decrease in 2011 was primarily due to a number of relatively large transactions with database customers in fiscal years 2009 and 2010. We had one relatively large transaction with database customers in each of the last three fiscal years in the amount of $3.0 million, $2.4 million and $0.9 million in fiscal years 2009, 2010 and 2011, respectively. Our embedded database and related products represented approximately 58% of our revenue in fiscal year 2011 and 57% for the nine months ended March 31, 2012. Our integration product revenue grew 9% over fiscal year 2010 and 18% over fiscal year 2009, and represented approximately 38% of our total revenue in fiscal year 2011 and 39% for the nine months ended March 31, 2012. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $12.8 million in the three months ended March 31, 2012, an increase of 6% over the $12.1 million reported for the comparable period in the prior fiscal year. Our revenues for the nine-month period ending March 31, 2012 were $36.4 million, an increase of 5% over the $34.7 million for the comparable period in the prior fiscal year. Our product license revenues were $8.1 million in the three months ended March 31, 2012, an increase of 7% over the $7.6 million for the comparable period in the prior fiscal year. Our product license revenues for the nine-month period ending March 31, 2012 were $22.9 million, an increase of 7% over the $21.3 million for the comparable period in the prior fiscal year. Our service and other revenues were $4.7 million in the three months ended March 31, 2012, an increase of 4% over the $4.5 million for the comparable period in the prior fiscal year. Our service and other revenues for the nine-month period ending March 31, 2012 were $13.5 million, as compared to $13.4 million for the comparable period in the prior fiscal year.

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

International revenues, consisting of all revenues from customers located outside of North America, were $4.3 million and $4.7 million in the three months ended March 31, 2012 and 2011, representing 34% and 39% of total revenues, respectively. International revenues were $13.5 million and $12.5 million in the nine months ended March 31, 2012 and 2011, representing 37% and 36% of total revenues, respectively. We expect international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues was $0.4 million and $0.4 million in the three months ended March 31, 2012 and 2011, representing 3% of total revenues in both periods. Cost of product license revenues was $1.1 million and $1.0 million for the nine-month period ending March 31, 2012 and 2011, representing 3% of total revenues in both periods. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the quarter ending March 31, 2012.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.5 million and $1.3 million in the three months ended March 31, 2012 and 2011, representing 11% of total revenues in both periods. Cost of service and other revenues was $4.3 million and $3.8 million for the nine-month period ending March 31, 2012 and 2011, representing 12% and 11% of total revenues, respectively. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended March 31, 2012.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expense, marketing programs and promotional expense, and travel and entertainment. Sales and marketing expenses were $5.6 million and $5.3 million in the three months ended March 31, 2012 and 2011, representing 44% and 43% of total revenues, respectively. Sales and marketing expenses were $15.5 million and $15.2 million for the nine months ending March 31, 2012 and 2011, representing 42% and 44% of total revenues, respectively. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended March 31, 2012.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $3.3 million and $3.0 million in the three months ended March 31, 2012 and 2011, respectively, representing 26% and 25% of total revenues, respectively. Research and development expenses were $9.4 million and $8.7 million for the nine months ended March 31, 2012 and 2011, representing 26% and 25% of total revenues, respectively. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended March 31, 2012.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.4 million and $1.3 million in the three months ended March 31, 2012 and 2011, representing 11% of total revenues in both periods. General and administrative expenses were $4.7 million and $3.9 million for the nine months ended March 31, 2012 and 2011, representing 13% and 11% of total revenues, respectively. The increase in the nine month period ended March 31, 2012 is due primarily to certain fees associated with our defense in ongoing patent litigation. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended March 31, 2012.

Share-based compensation expense. Share-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options. Share-based compensation expense is included in costs and expenses as follows:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Cost of service and other revenues	$16	$15	$45	$37
Sales and marketing	167	132	448	398
Research and development	102	56	251	183
General and administrative	204	226	657	677

Total	$489	$429	$1,401	$1,295

We anticipate our share-based compensation expense in the near term will be consistent with the expense in the quarter ending March 31, 2012.

Interest and Other Income. Interest and other income was $18,000 and $24,000 for the three months ended March 31, 2012 and 2011, respectively. Interest and other income was $52,000 and $48,000 for the nine months ended March 31, 2012 and 2011, respectively. We do not anticipate any changes to interest and other income.

Provision for Income Taxes. Provision for income taxes was approximately $156,000 and $58,000 in the three months ended March 31, 2012 and 2011, respectively. Provision for income taxes was approximately $0.3 million and $0.5 million in the nine months ended March 31, 2012 and 2011, respectively. The Company’s estimated annual effective tax rate and associated provision for income taxes for the three and nine months ended March 31, 2012 is based on an estimate of consolidated earnings before income taxes for fiscal 2012. The estimated annual effective tax rate is impacted primarily by estimates of non-deductible expenses, deductions related to domestic production activities and tax exempt income, the effects of state and foreign operations, tax legislation, reconciliation of tax provision to tax return and credits generated.

Liquidity and Capital Resources

Cash provided by operations was $4.6 million and $3.8 million for the nine months ended March 31, 2012 and 2011, respectively. Cash provided by operations for the nine months ended March 31, 2012 resulted primarily from net income as adjusted for non-cash items and an increase in deferred rent and lease related accruals, partially offset by a decrease in accounts payable and accrued liabilities. Cash provided by operations for the nine months ended March 31, 2011 resulted primarily from net income as adjusted for non-cash items and an increase in deferred revenue, partially offset by an increase in trade accounts receivable.

During the nine months ending March 31, 2012, we invested $1.9 million in marketable securities. During the nine months ending March 31, 2011, we received net proceeds of $2.6 million from the sale or maturity of marketable securities, consisting of taxable and tax advantaged securities. In addition, we purchased property and equipment totaling approximately $0.7 million and $0.5 million in the nine months ended March 31, 2012 and 2011, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will be consistent with the prior fiscal year.

In July 2010, we announced the authorization of a $10.0 million stock repurchase plan which became effective on July 27, 2010. During the nine months ended March 31, 2012, we repurchased 281,994 shares of common stock at a cost of approximately $1.7 million. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During the nine months ended March 31, 2012 and 2011, we received approximately $998,000 and $585,000, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 260,000 and 195,000 for the nine-month periods ended March 31, 2012 and 2011, respectively.

On March 31, 2012, we had $38.1 million in working capital, including $41.5 million in cash, cash equivalents and marketable securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2011, the result would have been a decrease in revenue and operating income of approximately $0.3 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2011, the result would have been an increase in operating income of approximately $0.4 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of all currencies was not material for the nine months ended March 31, 2012. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

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

Uniloc

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

JuxtaComm

On January 21, 2010, JuxtaComm-Texas Software, LLC (“JuxtaComm”) filed a complaint (as amended April 22, 2010) in the United States District Court for the Eastern District of Texas (“Court”) against numerous defendants, including Pervasive, alleging patent infringement.

On May 12, 2011, the United States Patent and Trademark Office (“PTO”) issued a Final Office Action rejecting all asserted claims of the patent in question, essentially resulting in the patent being invalid. The various defendants filed various motions to stay litigation on the matter pending completion of all appeal processes JuxtaComm might follow with the PTO. Completion of the final review by the BPAI (Board of Patent Appeals and Interferences) is still pending.

Trial was originally scheduled for January 9, 2012. On December 8, 2011, the Court issued an Order vacating all deadlines in the action, including the trial date, and temporarily staying the case until February 1, 2012. After the stay was lifted, on March 27, 2012 the Court issued an Order setting trial for October 9, 2012 and denying all pending motions, except for Pervasive’s Motion for Summary Judgment of Noninfringement. The Court ordered a series of further briefings by Pervasive and JuxtaComm on this outstanding motion. The Court has received the briefings and held a hearing in April, but has not yet ruled on this outstanding motion.

The patent in question, United States Patent number 6,195,662 titled “System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems,” was issued on February 27, 2001 with a filing date of June 26, 1998. Data Junction Corporation, acquired by Pervasive in December 2003, has been in the data integration business since the mid-1980s and sold its data transformation products, which are now being used by Pervasive’s products, long prior to the filing of the JuxtaComm patent. Additionally, as evidenced by the recent action by the PTO to reject the claims of the JuxtaComm patent, substantial “prior art” exists relating to the JuxtaComm patent to point to in our defense. We believe we will prevail either in our contentions that the JuxtaComm patent is invalid or our products do not infringe the patent. Pervasive intends to vigorously defend itself and believes the outcome of this proceeding will not have a material adverse effect on our business, operating results or financial condition.

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

Revenue from our embedded database product, Pervasive PSQL, decreased in fiscal year 2011 relative to fiscal years 2009 and 2010. We believe the decrease in 2011 was primarily due to a number of relatively large transactions with database customers in 2009 and 2010. For example, we separately disclosed one relatively large transaction with database customers in each of the last three fiscal years in the amount of $3.0 million, $2.4 million and $0.9 million in fiscal years 2009, 2010 and 2011, respectively. Our embedded database and related products represented approximately 58% of our revenue in fiscal year 2011 and 57% of our revenue in the nine months ended March 31, 2012. Our integration product revenue in fiscal year 2011 grew 9% over fiscal year 2010 and 18% over fiscal year 2009, and represented approximately 38% of total revenue in fiscal year 2011 and 39% of our revenue in the nine months ended March 31, 2012. A reduction in our embedded database business or our integration product business, could have a material adverse effect on our business, operating results and financial condition.

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

We Depend on Our Indirect Sales Channel

Our failure to grow our indirect sales channel or the loss of a significant number of members of our indirect channel partners would have a material adverse effect on our business, financial condition and operating results. We derive a substantial portion of our revenues from indirect sales through a channel consisting of ISVs, VARs, SIs, consultants and distributors. Our sales channel could be adversely affected by a number of factors, many of which are outside of our control, including:

•	the failure of ISVs to develop, and the failure of ISVs and VARs to sell, products based on emerging platforms supported by us;

•	pressures placed on the sales channel to sell competing products;

•	our failure to adequately support the sales channel;

•	consolidation of certain of our indirect channel partners;

•	competing product lines offered by certain of our indirect channel partners; and

•	business model or licensing model changes of our channel partners or their competitors.

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

Open-source software may impact our business as interest, demand and use increases in the database and integration segments and poses a challenge to our business model. Firms adopting the open-source software model typically provide customers software produced by loosely associated groups of unpaid programmers, make licenses available to end users at nominal cost, and earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. To the extent competing open-source software products gain increasing market acceptance, sale of our products may decline, we may have to reduce prices we charge for our products, and our revenue and operating margins may decline. Mass adoption of open source databases in the SME market could have a material adverse impact on our database business.

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

During the twenty-four fiscal quarters ending March 31, 2012, the Company has acquired approximately 10.5 million shares of its common stock on the open market at a total cost of approximately $46.1 million, or approximately $4.36 price per share. The Company’s Board of Directors approved the current stock repurchase plan effective July 27, 2010, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million, of which approximately $1.6 million remains available as of March 31, 2012. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	72,697	$5.72	11,884,383	$2,137,000
February 1, 2012 to February 29, 2012	67,102	$5.73	11,951,485	$1,750,000
March 1, 2012 to March 31, 2012	30,501	$6.02	11,981,986	$1,566,000

Total	170,300

In July 2010, we announced the authorization of a $10.0 million stock repurchase plan which became effective on July 27, 2010. During the three months ended March 31, 2012, we repurchased 170,300 shares of common stock at a cost of approximately $1.0 million under the stock repurchase plan approved on July 27, 2010. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

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

Date: May 9, 2012		PERVASIVE SOFTWARE INC.
(Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2*	Bylaws of the Company

3.3****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

10.1*	Form of Indemnification Agreement

10.2*****	2006 Equity Incentive Plan – Amended and Restated November 15, 2010

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.11++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.13++++	Amendment No. 2 to the Lease between Carr Texas OP, LP and Pervasive Software Inc. dated September 24, 2004

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

101******	Interactive Data Files

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
*****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on January 26, 2011.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 28, 2004.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.
++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 23, 2011.
******	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.