Form 10-K
period 2012-06-30
PERVASIVE SOFTWARE INC
filed 2012-09-04
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-23043

PERVASIVE SOFTWARE INC.

DELAWARE	74-2693793
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

12365 Riata Trace Parkway, Bldg. B

Austin, Texas 78727

(512) 231-6000

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.001 PAR VALUE                      The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of December 30, 2011 the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $74,256,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of August 31, 2012 there were 16,531,746 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III–Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s Annual Meeting of Stockholders to be held on November 12, 2012.

PERVASIVE SOFTWARE INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED

JUNE 30, 2012

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

Overview

Pervasive Software (NASDAQ: PVSW) is a global leader in cloud-based and on-premises data innovation. For more than two decades, Pervasive products have delivered value to tens of thousands of customers in more than 150 countries with a compelling combination of performance, flexibility, reliability and low total cost of ownership. Pervasive delivers software to manage, integrate and analyze data, in the cloud or on-premises, throughout the entire data lifecycle. Pervasive products are often embedded within partners’ software through a well-developed channel of independent software vendors (ISVs), Software-as-a-Service (SaaS) vendors, value-added resellers (VARs) and Systems Integrators (SIs). Publicly traded since 1997 and with 46 consecutive profitable quarters through June 30, 2012, the company’s culture of profitability has enabled aggressive investment in innovation with approximately 25% of revenues invested in research and development in recent years.

The company’s two flagship product families deliver data management and data integration. The Pervasive PSQL™ database provides embeddable data management and has been deployed via millions of licensed seats since the company’s inception in 1994. The full data management product line also includes solutions for data movement and synchronization and addresses security challenges related to data integrity, accountability, continuity and availability throughout the data lifecycle. The product line is designed for integration by ISVs into client/server and Web applications which are sold predominantly to SMBs and other businesses having little to no information technology (IT) infrastructure, and requiring self-tuning, low-administration products. The product incorporates significant backward compatibility with a range of operating systems, hardware platforms (both 32 and 64 bit) and applications. The current version, Pervasive PSQL v11, is optimized for multicore and supports Internet Protocol version 6 (IPv6). In fiscal 2012 the company released Pervasive PSQL Vx, designed for customers who are serious users of virtual machines and need support for live migration, fault tolerance and high availability. Pervasive PSQL Vx is a hypervisor-friendly version of Pervasive PSQL v11 created for highly virtualized environments. It supports a capacity-based license model and provides Pervasive PSQL ISVs building blocks to create and deliver SaaS versions of their applications.

The other flagship product family addresses data integration and data quality. Pervasive Data Integrator™ enables companies to connect data from multiple on-premises and cloud-based applications with reliable, automated integration. The extensible platform scales to integrate the rising number of applications required to run a business and can be deployed at the department level or enterprise-wide. Its lightweight embeddable architecture and breadth of connectivity also make it an attractive choice for ISVs and SaaS vendors to bundle or private-label Pervasive integration as part of their own software offerings to better meet customer requirements for application integration. The most recent release, Pervasive Data Integrator v10, includes locally installed as well as cloud-based visual designers that accelerate the creation and simplify management of flexible integration solutions. The product line also addresses data quality and governance needs with products for comprehensive profiling of large amounts of data to assess data quality and automate fuzzy matching of potential duplicate records. Additional offerings include the ability to merge duplicates, the ability to implement master data management across different silos within organizations, and perform look-ups for data validation against third-party enrichment data libraries for customer data and product catalogs. Combined, these offerings help prevent incomplete or erroneous data entry.

A more recent product team, Pervasive BusinessXchange™, provides a fully managed B2B integration service that works with oil and gas trading partners to enable the electronic exchange of procurement and supply chain-related documents and transactions to help reduce costs, inefficiencies, and friction in the buyer/supplier relationships. Pervasive Business Xchange can take an electronic document, change it into a company’s or its trading partner’s required format, and track its progress.

Delivering potentially disruptive innovation is the dedicated focus of other teams within Pervasive, including Pervasive Big Data™ and Analytics, Pervasive DataCloud® and Pervasive Galaxy™:

•

Pervasive Big Data and Analytics leverage patented Pervasive DataRush technology to deliver extreme performance and scalability for Big Data. Offerings such as Pervasive RushAnalyzer™, a data preparation and analytics application, fully leverage the parallel processing capabilities of multicore processors to deliver unmatched performance on a multicore server, SMP machine, cluster or Hadoop cluster to eliminate performance bottlenecks and enable rapid analytics on a very large dataset.

•

Pervasive DataCloud, originally created as a multitenant Platform-as-a-Service (PaaS) for Pervasive’s packaged integration solutions, today provides a platform for a range of partner- and Pervasive-designed cloud-based offerings. The Pervasive integration sales team increasingly monetizes the Pervasive DataCloud stack by leveraging it for strategic wins with integration partners.

•

Pervasive Galaxy™ is a marketplace and community that sells products designed by Pervasive, partners and other third parties allowing applications, software and clouds to interact. It offers data integration-related solutions, applications, connectors, plug-ins and templates as well as community features to allow customers and Pervasive to collaborate on the products and services.

Pervasive’s strength is evidenced by the size and diversity of the global customer base, serving tens of thousands of customers in virtually every industry and market. We sell products in more than 150 countries through direct sales and channel distribution. We have a well-established distribution channel of ISVs, developers, VARs, systems integrators and partners who have built or deployed applications on top of our data management and data integration platforms as well as a large customer base of end users for our integration products and services. Founded in 1994, Pervasive is headquartered in Austin, Texas, with offices in Greenville, South Carolina; Brussels; Frankfurt; London; and Paris; and a joint venture in Japan. Our Web site address is www.pervasive.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our Web site, investor.pervasive.com, as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (SEC). Additionally, you may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Market Opportunity

We believe that the software markets as a whole are going through rapid change. The emergence of cloud-based infrastructure and applications is testament to the increasing demand for the scalability, economics and rapid deployment provided by the SaaS delivery model. Organizations increasingly demand software that provides ease of use, re-usability, interoperability with widely adopted technologies and the flexibility to be deployed on-premises or in the cloud, all in a cost-effective manner. In this environment, delivering flexibility and performance with high return on investment becomes increasingly critical.

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

As these market disruption trends continue, we believe infrastructure software will be a key ingredient for all businesses as they seek to integrate and streamline their back-end systems and eliminate delays in the management and execution of critical processes. Infrastructure software includes, among other things, application development tools, integration and data quality tools and solutions, analytics, databases, and security solutions.

Pervasive also continues to see consolidation in markets where its data management and data integration offerings compete. In the database arena, Oracle acquired the open source Sun MySQL database while SAP acquired Sybase. For ISVs who want to avoid vendor lock-in with monolithic industry giants, Pervasive PSQL remains an attractive alternative. In the data integration market, IBM acquired CastIron Systems and Dell acquired Boomi, resulting in Pervasive being one of an increasingly small number of independent data integration providers. With a stable operating history, consistent profitability, aggressive investment in innovation, a commitment to channel and the ability to provide a best-of-breed alternative to large technology stacks, we believe Pervasive holds a unique position as a stable yet innovative go-to partner for both channel and enterprise customers.

We believe these trends will favor Pervasive as the market for data infrastructure software, in particular, is experiencing significant market disruption due to the high cost of many competing, more labor-intensive solutions. We further believe well-established technology leaders who develop deep relationships with channel partners and customers tend to prevail in cost-sensitive markets, and Pervasive, with its strengths in scalable data management, data integration, and scalable cloud delivery, is well-positioned to benefit from the trends in these markets. The economic environment remains uncertain, but Pervasive’s financial stability, strong value proposition for customers and partners, and diverse vertical and geographic markets have enabled the company to sustain profitability even in the face of economic headwinds. We believe that if an economic recovery accelerates and strengthens, our reputation as an established vendor with highly reliable offerings and innovative new-generation software technology positions Pervasive to prosper even further.

Pervasive has a strong portfolio that consists both of established products with strong channels and recurring revenue and of innovative, cutting-edge technology that leverages potential market disruptors such as multicore hardware, cloud-based delivery models and the avalanche of big data. With an 11-year history of profitability, Pervasive remains committed to investing in technology innovation to deliver offerings that differentiate us from competitors, stay current with market trends, and deliver compelling customer value, today and in the future.

The Pervasive Strategy

Our goal is to be the leader in data innovation. We invest aggressively in research and development to deliver industry-leading software spanning data quality, movement, integration, management and analytics, both on-premises and in the cloud, across the entire data lifecycle.

Continue to Focus on Our Channel Strengths.    The company has a rich history of leveraging indirect channels to optimize our sales and marketing effectiveness and enable us to expand addressable markets in terms of geographical footprint, vertical industry and domain expertise. The data management product family that includes Pervasive PSQL reaches customers through a well-developed channel of ISVs, VARs, systems integrators, and consultants. Pervasive’s other flagship product team, which delivers data integration and data quality software as well as a data integration community and marketplace platform, continues to increase its focus on revenue through channel partners including SIs, ISVs, SaaS vendors and Business Process Outsourcers (BPOs). In many cases these partnerships result in revenue streams that are repeated quarterly or annually. Along with an increase in subscription license revenue and support and maintenance contracts, the integration team has seen a growing percentage of recurring revenue in its overall mix. This trend was influential in the integration team posting record revenue results in each of the past five fiscal years. As large technology companies increasingly adopt cloud-based platforms to proliferate applications, Pervasive is seeing adoption of our integration software as the integration backbone of those platforms by top-tier software vendors.

Our ongoing and past investments in training and educating our customers worldwide, our long-term relationships with ISVs, SIs, BPOs, and VARs and our success in encouraging them to embed our products into their applications have created a competitive advantage in the marketplace. We intend to continue to build partner loyalty by providing significant revenue opportunities, meaningful partner programs and other offerings via our enhanced marketing, training, consulting and lead-sharing programs, as well as by ensuring customer satisfaction through the delivery of high-quality products and support programs.

The newer teams, including Pervasive Galaxy and Pervasive Big Data Products and Solutions, also are investing in developing channel partner relationships, leveraging Pervasive’s heritage of long-term, productive partnering as a cornerstone of its go-to-market strategy.

Continue to Manage our Large Installed base of Database Customers.    Pervasive PSQL and its ecosystem offerings accounted for approximately 57% of fiscal 2012 revenue. The Pervasive low-TCO database is widely deployed, with millions of server seats licensed since the inception of Pervasive Software Inc. in 1994. Many of these seats are deployed in small-to-midsized organizations that have not yet adopted the latest generation of our database products. Therefore, we believe we have an opportunity in upgrading these seats to our new-generation data management products, led by Pervasive PSQL v11 and Pervasive PSQL Vx, as ISVs embrace SaaS delivery models and as they prepare for the upcoming next-generation Microsoft operating system and related delivery and deployment services. We intend to continue joint marketing programs with our channel partners and customers encouraging upgrades to recent versions of our database, upgrades of additional user counts, upgrades to new or additional platforms, as well as upgrades of the ISVs’ applications themselves.

Continue to Grow Our Integration Revenues.    The need for data and application integration and data quality solutions, on-premises and in the cloud, continues to increase while the vendor landscape continues to consolidate, leaving Pervasive with growing market opportunity. We continue to deliver our suite of integration products through our existing and new channel partners, to speed and simplify the movement and transformation of data in the field when they win competitive deals, and to enable them to pre-wire their products with embedded integration to interoperate with adjacent business applications, whether in the cloud or on-premises. We help them onboard new customers rapidly and predictably, including migration of data from existing applications, and provide ongoing data integration for existing customers.

The scale of migration and integration initiatives increases significantly with the proliferation of ISV and SaaS vendor cloud-based application platforms. Today, customers expect migration and integration to be included in their solutions. Combining our deep knowledge and more than 25 years of migration and integration expertise, we provide easy-to-use, scalable migration and integration technology, services, training and partner programs. These programs help ISVs, SaaS vendors, BPOs and systems integrators transform their applications into “integration ready” solutions that are scalable from one-time data migration to ongoing application integration within and beyond organizational boundaries while boosting their competitive advantage, time to revenue, customer satisfaction and cost management with self-service options.

We intend to continue investing in product development, marketing and sales activities, including expanding the range of offerings in data quality, including data profiling, data matching and de-duplication, data validation against third-party libraries, and master data management enablement. Overall we focus on enhancing and leveraging our integration-related product lines with:

•	SaaS companies, including providers of cloud-based CRM, ERP, compensation management, billing, market automation, expense management, product portfolio management and talent management offerings,

•	ISVs, including both existing channel partners and new partners,

•	End users in corporate IT, healthcare, and financial services who seek to integrate multiple applications, including legacy and new, on-premises and hosted, internally or with trading partners, and

•	Business Process Outsourcers, including those focused on payroll, tax, and employee benefits.

Our integration business has achieved record revenue levels in each of the five fiscal years ending June 30, 2012, including growing recurring revenue from channels, subscriptions and maintenance. We will continue to focus on opportunities to grow our total integration revenues.

Our integration product revenues are generated predominantly in North America. However, we continue to market our expanding integration product line to our customer base internationally. International sales continue to represent approximately 10% of integration product revenues, and they grew in absolute terms in fiscal 2012 over fiscal 2011 as integration revenues grew overall. We will continue to focus on opportunities in new and existing international markets in fiscal year 2013.

Pursue Growth through Innovation in Complementary Products and Services.    Pervasive’s ongoing commitment to innovation across both its established and emerging technologies reflect the company’s focus on delivering unique value to partners and customers, in both the near term and the future. We believe this culture of innovation gives Pervasive an edge in our ability to attract key employees, partners, and customers, as well as helping to drive visibility and recognition from key influencers, including industry analysts and media. Innovation takes place both through extending Pervasive’s existing intellectual property and through leveraging technologies from other sources, including open source and partners.

Innovation is at the core of three newer focus areas, including:

•

Pervasive Big Data and Analytics, which delivers strategic advantage to customers for many types of data mining and predictive analytics applications. Pervasive Big Data and Analytics ensures that data scientists and business analysts derive rapid insight from terabytes of data on commodity hardware, whether on desktop to server to Hadoop cluster.

•	Pervasive DataCloud®, a scalable multitenant platform for hosting Pervasive- or partner-developed services.

•

Pervasive Galaxy™, a marketplace and community that sells data integration-related products designed by Pervasive, partners and other third parties allowing applications, software and clouds to interact.

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

On July 31, 2009, Pervasive completed the acquisition of assets of ChanneLinx, Inc., now operating as Pervasive Business Xchange, providing cloud-based business-to-business document exchange services for oil and gas industry participants. Pervasive restructured the sales and marketing team in 2011, investing for growth through penetration of existing and new accounts, primarily in the energy industry. Pervasive also participates in the Petroleum Industry Data Exchange standards committee.

Remain Focused on Profitability.    With 46 consecutive profitable quarters beginning March 2001, Pervasive has a deep culture of profitability funded by revenue from Pervasive database and integration sales coupled with prudent expense management. We remain focused on delivering profitability while strategically investing in innovation and in driving market opportunities for Pervasive through channels, direct accounts and awareness among influencers.

Use of Cash.    We have meaningful cash resources relative to the size of our business and have been successful in generating positive cash flow in recent years. Continued positive cash flow generation will allow us to take advantage of suitable acquisition targets and cause us to continue to be active with our share repurchase program. We have repurchased shares of our stock on the open market in each of the 25 quarters ending June 30, 2012, totaling 10.5 million shares at a total investment of $46.3 million or approximately $4.36 per share, while maintaining a substantial $42.7 million of cash and cash equivalents on our balance sheet. We ended fiscal year 2012 with approximately $1.4 million authorized share repurchase funds remaining under our $10 million share repurchase program announced in July 2010.

Products

Pervasive Software provides innovative software and services to manage, integrate and analyze data, in the cloud or on-premises, throughout the entire data lifecycle. Pervasive products deliver value to tens of thousands of customers worldwide, often embedded within partners’ software, with breakthrough performance, flexibility, reliability and return on investment. Pervasive is distinguished by its channel-friendly product architecture and business model, enabling partners including ISVs, VARs, SIs, SaaS providers and BPOs to bundle, resell or OEM Pervasive technology to complement their own core competencies.

Data Management Product Line

Pervasive PSQL is the flagship database offering, combining high-performance with low-maintenance features that support a variety of operating systems and access methods. The current version, Pervasive PSQL v11, has been optimized for multi-core hardware, enabling partners’ application performance to scale with the latest hardware. Pervasive PSQL v11 now includes Pervasive PSQL Vx, introduced in fiscal 2012. Pervasive PSQL Vx, designed for customers who are serious users of virtual machines and need support for live migration, fault tolerance and high availability, is a hypervisor-friendly version designed for highly virtualized environments. It supports a capacity-based license model and provides Pervasive PSQL ISVs building blocks to deliver SaaS versions of their applications while providing full backwards compatibility.

Pervasive PSQL is complemented by an ecosystem of related data management products – Pervasive DataExchange™, Pervasive Backup Agent™ and Pervasive AuditMaster®.

Pervasive DataExchange includes all features and enhancements of earlier releases while supporting compatibility with Pervasive PSQL v11 and the Pervasive PSQL v11 64-bit Server Engine on Windows. The Pervasive DataExchange Real-Time Backup Edition replicates data from a production server to a backup server. If a system fails, clients can be redirected to the up-to-date backup. With Pervasive DataExchange, data loss and down time due to system crashes, hardware failures, or site disasters are eliminated.

Pervasive Backup Agent now supports the VSS framework, widely used in virtualized environments. It works with third-party backup software to ensure accurate, reliable point-in-time recovery for partial or complete backups. Pervasive Backup Agent simplifies backing up a Pervasive PSQL database with live applications. Backup Agent automatically handles all of the complex housekeeping tasks to be performed during a backup when the database is open. Backup Agent ensures integrity and consistency.

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

Pervasive Data Integrator™ provides cost-effective extraction, transformation and flow of nearly any kind of data between sources throughout the organization—on a continuous, event-driven or scheduled basis in any usage scenario that you might need. Pervasive Data Integrator is easy-to-use, feature-rich and highly configurable data integration software for design, deployment and management. It allows partners and customers, including both technical and business users, to design once and deploy flexibly, whether on-premises or in the cloud. The product supports connectivity to a wide range of data sources and applications, including legacy, on-premises and SaaS applications; files and databases; and Web and mainframe. The product supports both event-based and real-time processing and is designed to deliver complete connectivity to virtually any on-premises or on-demand application or data source. Pervasive Data Integrator has a small footprint that is easy to use and feature-rich while delivering a highly extensible platform, allowing partners to scale, and expand their use of data integration as their needs and businesses grow.

Pervasive Data Quality Suite

The Pervasive Data Quality Suite incorporates several Pervasive products plus professional services to customize and enable customer data quality initiatives. It enables an end-to-end integration process and combines multiple Pervasive offerings to provide a range of data quality and governance capabilities. It includes Pervasive Data Profiler™, one of Pervasive’s most robust data quality-related products, providing highly parallel data quality profiling, data quality analysis, de-duping, powerful data remediation, and address and other content verification and enhancement. Pervasive Data Profiler leverages the Pervasive DataRush highly scalable engine to fully employ multi-core servers for rapid profiling of even extremely large datasets. It helps reduce costly rework, improve efficiency in issue detection, eliminate manual inspection processes and extend the reach of data quality projects with Pervasive’s extensive connectivity. Pervasive Data MatchMerge™, another of our data quality offerings, provides a comprehensive solution for inaccurate, inconsistent and duplicate data. Pervasive Data MatchMerge provides advanced, tunable algorithms to identify potential duplicate data and can easily incorporate third-party data cleansing and standardization applications through standard APIs. This powerful combination yields an intuitive, highly accurate and extremely fast solution for identifying and resolving duplicate data problems. Pervasive Master Data Management (MDM) provides enterprise-class functionality at mid-market costs. It offers solid tools and expertise to enable MDM within a customer’s organization that allows them to start small and expand as their needs grow.

Cloud-Based Business-to-Business Document Exchange Services for Oil and Gas

Pervasive Business Xchange is a fully managed B2B integration service that works with oil and gas trading partners to enable the electronic exchange of procurement and supply chain-related documents and transactions to help reduce costs, inefficiencies, and friction in the buyer / supplier relationships. Pervasive Business Xchange can take any electronic document, change it into a company’s or its trading partner’s required format, and track its progress. The Pervasive Business Xchange platform offers scalable solutions to suit small and medium businesses as well as Fortune 100 companies.

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

Pervasive DataRush™, a software development platform that lets developers rapidly build parallel applications that deliver high throughput on big data, fully leverages the parallel processing capabilities of multicore processors to deliver unmatched performance on a multicore server or SMP machine. With Pervasive DataRush version 5.1, the product now also supports scalable parallelism on a multicore cluster or Hadoop cluster. In fiscal 2013, the Company plans to release Pervasive DataRush version 6 with enhanced portability from desktop to server to cluster, including all operators in the Pervasive DataRush library. The Company also plans full native support for Hadoop MapReduce 2, planned for fiscal 2013 release.

Pervasive RushAnalyzer™ provides end-to-end data access, transformation, analysis, visualization and delivery. Without writing a single line of code, business users can build and deploy advanced analytics solutions on multiple platforms, including Apache Hadoop, eliminating the need for specialized big data programming skills.

Pervasive DataCloud®, originally designed as a platform to support Pervasive DataSolutions, now is an elastic platform-as-a-service for both Pervasive products and partner-designed solutions. With more than 1,000 customers executing almost 2,000,000 individual integration jobs per month, Pervasive DataCloud aligns nicely with market demand for affordable, scalable Software-as-a-Service integrations.

Pervasive Galaxy, a marketplace and community that sells data integration-related products designed by Pervasive, partners and other third parties allowing applications, software and clouds to interact. It complements the flagship data integration and data quality product lines to round out the Pervasive ecosystem.

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

Direct and Channel Sales and Marketing

Pervasive has a long and rich heritage of successfully supporting channel partners as a cornerstone of our go-to-market strategy, and we believe that provides us with operating leverage and sales and marketing efficiencies that contribute to our history of consistent profitability. Our ability to team in a productive manner with channel partners to meet their customers’ requirements effectively provides us with an expanded market footprint, a cost-effective source of service and technical support, and a loyal, well-educated channel that develops and deploys applications based on our technologies. Channel partners include developers of both packaged and SaaS applications as well as VARs, SIs and consultants who sell to and deploy applications for end customers. Pervasive products may be bundled with or embedded in applications by channel partners. Pervasive sales and marketing programs provide co-marketing, volume discounts, technical support, training and consulting to help partners gain and sustain market success. In addition, Pervasive executes partner marketing programs including trade shows, company-hosted events, direct mail, email campaigns, newsletters, telesales and Webinars to further recruit, develop and train software developers and channel partners worldwide to increase awareness and utilization of Pervasive products across multiple markets.

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

Pervasive undertakes sales activity at both the corporate and departmental levels. Sales executives employ a defined sales process supported by customer relationship management (CRM) and marketing automation software. Sales executives are supported by sales engineers who provide high-quality pre-sales technical support for product demonstrations, proposals, and proofs of concept. The majority of sales activity occurs through telephone conversations and on-line product demonstrations through the initial discovery phase to uncover potential partners’ and customers’ interest and needs, which in turn drive targeted product recommendations and real-time demonstrations of relevant product capabilities. Often the sales team applies our capabilities to the prospective partner’s or customer’s specific challenge via a proof of concept.

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

Technical support staff have both detailed product knowledge and a grasp of common customer usage scenarios, specific domain expertise, and a working knowledge of a variety of operating systems, applications, databases, and development environments. The integration products team has increased its investment in service and support as it rolls out new-generation product and increasing cloud deployments.

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

Professional Services

Pervasive leverages a wide range of systems integrators to bring a breadth of domain expertise to our integration and data quality implementation projects. Partners’ domain expertise may be specific to products, including CRM and ERP products, or specific to business processes such as billing, outsourcing, marketing automation or accounting.

In addition to the partner network, the data integration and data quality product team also has a very dedicated Professional Services Group (PSG) to accelerate and maximize integration and data quality ROI for customers. The PSG provides architectural design as well as turnkey implementation for a full range of partners and customers.

PSG consultants can also help customers improve and optimize data processes or system performance. PSG works closely with clients to architect and build targeted integrations and/or functionality as needed to optimize the product performance. PSG can also help clients ensure that Pervasive tools are properly embedded and have full connectivity to other internal or external applications.

The Enablement Services group helps partners and customers with rapid, client-oriented deployment and implementation. The team also creates new connectors to extend Pervasive’s range of connectivity. The team is composed of developers, product specialists and business analysts devoted to delivering partner and customer success.

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

Research and Development

Pervasive continues to invest aggressively in research and development. As of June 30, 2012, we had 82 employees in research and development and our research and development expenditures for fiscal year 2012 and 2011 were $12.7 million and $11.8 million, respectively. We intend to continue to invest heavily in focused research and development initiatives.

Our development efforts primarily consist of driving meaningful innovation in new and existing product lines to continuously enhance performance, extend and expand the feature set, deliver capabilities that benefit customers and differentiate our products from competitive offerings, enhance usability, and invest in emerging technologies and markets.

Our planned research and development investments in fiscal 2013 include:

•

Embedded database technology. We continue to invest in development resources to enhance Pervasive PSQL and related ecosystem products with performance, features and functionality that are important to our channel partners and their end customers. The database engineering team focuses on keeping the product up-to-date with evolving operating systems and other technology developments, while maintaining full backward compatibility with existing and legacy technologies and environments. Uptake of the most current Pervasive PSQL v11, which is optimized for multicore, continues to be strong. Pervasive recently introduced Pervasive PSQL Vx, a product release for partners who make extensive use of virtualization techniques, enabling them to better deliver on public, private or hybrid clouds with load balancing, failover and multi-instance scalability. It supports a capacity-based license model based on data volumes in use and number of active sessions to accommodate changing infrastructures for SaaS and cloud-based ISVs without requiring them to rewrite their applications.

•

Data integration. We will continue to extend Pervasive Data Integrator™ version 10 capabilities, including big data integration offerings and enhanced management and monitoring, and broaden the data quality suite, including master data management enablement.

•

Cloud-based Platform-as-a-Service offerings. Pervasive is teaming with partners to expand Pervasive DataCloud capabilities beyond our traditional public cloud infrastructure to accommodate private and hybrid cloud environments to meet a broader range of customer and partner scenarios.

•

Parallel processing for multicore servers and clusters. Pervasive has taken the highly parallel, massively scalable Pervasive DataRush engine and extended its use beyond single-SMP multicore hardware to deliver scale-out capability on multi-node clusters, including Hadoop clusters. In fiscal 2013, Pervasive plans enhancements to Pervasive RushAnalyzer, which provides a drag-and-drop GUI development environment for building massively scalable data preparation and analytics applications that can be developed or deployed from desktop to server to Hadoop multicore clusters with no changes to the code.

•

Pervasive Business Xchange. In fiscal 2012 Pervasive prototyped Key Performance Indicator dashboards to help suppliers track relationships with their customers. We plan to incorporate the dashboards into production services in fiscal 2013.

•

Broaden user accessibility. Pervasive also plans a simplified set of integration user interfaces to Pervasive DataCloud targeting non-technical business users to broaden accessibility to Pervasive cloud-based integration capabilities.

•

New products, services and markets. We continue to invest resources in the development of extensions to our existing products as well as the discovery of new products and services to serve our existing customers and attract new customers. Pervasive continues to add to its existing set of patents and continues to explore ways to leverage its patented technology, which includes patents related to data metering, parallel processing, and event-driven data transformation.

Competition

Pervasive PSQL competes with databases primarily from large public companies including Microsoft, Oracle, Sybase/SAP, IBM and Progress. In particular, Sybase’s small memory footprint database, Adaptive Server Anywhere, and Microsoft SQL Server directly compete with our embedded database product.

The market for data integration and data quality products is highly competitive and subject to rapidly changing technology. We often compete against custom code where potential customers have sufficient internal technical resources to develop solutions in-house. In addition, we face competition from vendors including IBM, Dell Boomi, Snaplogic and Informatica. Pervasive rarely competes with Oracle enterprise integration offerings, and we actively partner with Oracle SaaS and cloud offerings. We also compete with open-source vendors including Talend. Because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established or emerging companies providing integration products based on existing, new or open-source technologies. However, we believe that our experience and breadth of knowledge give us an advantage over new entrants, which typically focus on niche markets rather than the broad set of capabilities Pervasive provides. While the software industry overall has a mixed record on delivering successful projects on time and on budget, we believe we have a strong history of delivering successful projects and strong ongoing customer support that result in satisfied, referenceable customers. We also have many deep channel partner relationships that often span multi-year timeframes.

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

Employees

As of June 30, 2012, Pervasive employed approximately 255 full-time employees, including 90 in sales and marketing, 82 in research and development, 49 in professional services, customer service and technical support, and 34 in general and administrative. We are not subject to any collective bargaining agreement, and we believe that our relationships with our employees are good.

Facilities

Our leased headquarters facility in Austin, Texas, consists of approximately 94,000 square feet, approximately 14,000 of which has been subleased to a third party through December 2012. The facility provides additional space and expansion options and is leased through January 2019. We currently lease additional offices in Greenville, South Carolina; Brussels; Frankfurt; London and Paris.

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

Uncertain Economic Conditions May Harm Our Operating Results

Our revenue and profitability depend on the overall demand for our products and services, which in turn depends on general economic and business conditions. The nature and extent of the effect of the recent adverse economic conditions and the subsequent economic recovery on our ability to sell our products and services is uncertain. A softening of demand for our products and services caused by uncertain economic conditions may result in decreased revenues. In addition, such uncertain economic conditions may impact our customers’ ability to pay for the products they have purchased and as a consequence, we may not be able to collect our accounts receivable balances and our reserves for doubtful accounts and write-offs of accounts receivable may increase. There can be no assurance we will be able to effectively promote revenue growth rates if the current uncertain economic conditions continue or deteriorate.

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

Revenue in fiscal year 2012 from our embedded database product, Pervasive PSQL, was consistent with fiscal year 2011 and decreased from fiscal year 2010. We believe the decrease in 2012 as compared to 2010 was primarily due to a number of relatively large transactions with database customers in fiscal year 2010. We separately disclosed one relatively large transaction with a database customer in the amount of $2.4 million in fiscal year 2010. Our embedded database and related products represented approximately 57% of our revenue in fiscal year 2012. Our integration product revenue in fiscal 2012 grew 4% over fiscal year 2011 and represents approximately 38% of our total revenue. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

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

A Small Number of Distributors and Sales Related to Accounting Software Applications Account for a Significant Percentage of Our Revenues

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions, combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect our business, operating results and financial condition. Many of our ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of our revenues. In the fiscal year ended June 30, 2012, one distributor (our joint venture partner in Japan, AG-TECH Corporation) accounted for an aggregate of approximately 12% of our revenues, as compared to 11% in the fiscal year ended June 30, 2011. Additionally, sales related to accounting software applications has, at various times, represented as much as 20% of our revenues. Furthermore, there has been consolidation taking place among our ISVs that could narrow the number of customers who sell our products. For example, one of our ISVs, The Sage Group plc, has acquired Timberline Software Corporation, Softline Limited, ACCPAC International Inc., Sage Sesame and TAS Software, five of our ISVs. The Sage Group family of companies has, at various times, represented approximately 10% of our revenues. As a result, we expect we will continue to depend on a limited number of distributors, certain of our ISV customers and sales related to accounting software applications for a significant portion of our revenues in future periods and the loss of a significant distributor or ISV customer could materially adversely affect our business, operating results and financial condition. Moreover, we expect that such distributors and sales related to accounting software applications will vary from period to period. Our distributors have not agreed to any minimum order requirements. Although we forecast demand and plan accordingly, if a distributor purchases excess product, we may be obligated to accept the return of some products.

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

We Must Adapt to Rapid Technological Change

Our future success will depend upon our ability to continue to enhance our current products and to develop and introduce new products on a timely basis that keep pace with technological developments and new industry standards and satisfy increasingly sophisticated customer requirements. Rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards characterize the market for our products. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Due to the complexities inherent in client/server and Web computing environments and in data and application integration solutions, and the performance demanded by customers for data infrastructure software products, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on our business, operating results and financial condition. We have experienced delays in the past in the release of new products and new product enhancements. In the future, we may not be successful in developing and marketing, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements, avoiding difficulties that could delay or prevent the successful development, introduction or marketing of these products, or achieving market acceptance for our new products and product enhancements, any of which could have a material adverse effect on our business, operating results and financial condition.

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

The market for our integration products is highly competitive and subject to rapidly changing technology. We often compete against custom code, where potential customers have sufficient internal technical resources to develop solutions in-house. In addition, we face competition from vendors of ETL (extract, transform and load), data warehousing and application integration software products. Such competitors include IBM, Dell Boomi, Snaplogic, Oracle, Business Objects/SAP, Informatica, and Information Builders, as well as niche vendors in specific verticals and the SaaS marketplace. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our integration solutions. These products typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Sybase/SAP and Oracle. And, because there are relatively low barriers to entry in the software market, we may encounter additional competition from other established or emerging companies providing integration products based on existing, new or open-source technologies.

Open-source software, such as that of open source offerings MySQL and Talend, may impact our business as interest, demand and use increases in the database and integration segments and poses a challenge to our business model. Firms adopting the open-source software model typically provide customers software produced by loosely associated groups of unpaid programmers, make licenses available to end users at nominal cost, and earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. To the extent competing open-source software products gain increasing market acceptance, sale of our products may decline, we may have to reduce prices we charge for our products, and our revenue and operating margins may decline. Mass adoption of open source databases in the SME market could have a material adverse impact on our database business.

Software-as-a-Service (SaaS) vendors have and may continue to enter our market and could cause a change in revenue models from licensing of client/server and Web-based applications to renting applications. Our competitors may be more successful than we are in adopting these revenue models and capturing related market share.

Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated a willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. For example, Microsoft, Oracle, IBM and Sybase all currently license royalty-free limited versions of their database technologies. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Sybase/SAP, IBM, Progress, MySQL/Oracle, Ascential/IBM, Cast Iron/IBM, Boomi/Dell, Talend, Business Objects/SAP, Informatica, Information Builders or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs, which may limit our ability to sell our products through particular partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in our current or anticipated markets. We also expect competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect our business, operating results and financial condition. We cannot be certain we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

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

We Depend on International Sales and Operations

We anticipate for the foreseeable future we will derive a significant portion of our revenues from sources outside North America. In the fiscal year ended June 30, 2012, we derived 36% of our revenues outside North America. Our international operations are generally subject to a number of risks. These risks include:

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

We issue stock options and restricted stock as key components of our overall compensation. There is pressure on public companies from shareholders generally and various organizations to reduce the rate at which companies issue stock options and restricted stock to employees, which may make it more difficult to obtain shareholder approval of equity compensation plans when required. As a result, we may lose top employees to non public, start-up companies or may generally find it more difficult to attract, retain and motivate highly skilled employees, either of which could materially and adversely affect our business, results of operations and financial condition.

We Have Received an Unsolicited, Non-Binding Proposal to Acquire all of the Outstanding Shares of Our Common Stock, Which Proposal May be Disruptive to Our Business and Threaten to Adversely Affect Our Business, Financial Condition, or Results of Operations.

On August 13, 2012, we received an unsolicited, non-binding letter from Actian Corporation proposing to acquire all of the outstanding shares of our common stock for $8.50 per share in cash. We have retained Shea & Company, LLC to assist and advise our board of directors in its evaluation of such proposal, as well as our other strategic alternatives, including remaining independent and executing our existing strategic plans. We remain committed to delivering innovative data management, integration and analytics technology for our customers and partners worldwide. There can be no assurance that our board of directors’ consideration of the Actian proposal or our other strategic alternatives will result in a transaction with Actian or any other party or any specific change in our current strategic plan. Moreover, the unsolicited nature of the proposal may disrupt our business by causing uncertainty among current and potential employees, suppliers, customers, and other constituencies important to our success, which could negatively impact our financial results and business initiatives. We believe the future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations based on many factors, including uncertainty associated with the unsolicited offer by Actian.

We Have Anti-Takeover Provisions

Our Restated Certificate of Incorporation and Amended and Restated Bylaws contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals that a stockholder might consider favorable. These provisions include provisions to authorize the issuance of “blank check” preferred stock; establish advance notice requirements for stockholder nominations for elections to the Board of Directors or for proposing matters that can be acted upon at stockholders’ meetings; eliminate the ability of stockholders to act by written consent; require super-majority voting to approve certain amendments to the Restated Certificate of Incorporation; limit the persons who may call special meetings of stockholders; and provide for a Board of Directors with staggered, three-year terms. In addition, certain provisions of Delaware law and our 1997 Stock Incentive Plan and our 2006 Equity Incentive Plan may also have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals.

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

During the twenty-five fiscal quarters ending June 30, 2012, the Company has acquired approximately 10.5 million shares of its common stock on the open market at a total cost of approximately $46.3 million, or approximately $4.36 price per share. The Company’s Board of Directors approved the current stock repurchase plan effective July 27, 2010, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million, of which approximately $1.4 million remains available as of June 30, 2012. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2012 fiscal year that remained unresolved.

ITEM 2.	PROPERTIES

Our leased headquarters facility in Austin, Texas, consists of approximately 94,000 square feet, approximately 14,000 of which has been subleased to a third party through December 2012. The facility provides additional space and expansion options and is leased through January 2019. We currently lease offices in Greenville, South Carolina, Brussels, Frankfurt, London and Paris. We believe our existing facilities are suitable and will be adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The company is not a party to any material legal proceeding.

Uniloc

On September 14, 2010, UnilocUSA, Inc. and Uniloc Singapore Private Ltd. (Uniloc) filed a complaint in the Eastern District of Texas against 12 defendants, including Pervasive, alleging patent infringement. The patent in question, United States Patent number 5,490,216 titled “System for Software Registration,” was issued on February 6, 1996 (216 Patent). In November a separate complaint was filed in California State Court against Uniloc by a third party claiming ownership of the 216 Patent and on November 21, 2011, the Court ordered that this case is stayed until further notice. We believe our products do not infringe the patent. Pervasive intends to vigorously defend itself and believes the outcome of this proceeding will not have a material adverse effect on our business, operating results or financial condition.

JuxtaComm

On January 21, 2010, JuxtaComm-Texas Software, LLC (JuxtaComm) filed a complaint (as amended April 22, 2010) in the United States District Court for the Eastern District of Texas (Court) against numerous defendants, including Pervasive, alleging patent infringement.

On May 12, 2011, the United States Patent and Trademark Office (PTO) issued a Final Office Action rejecting all asserted claims of the patent in question, essentially resulting in the patent being invalid. The various defendants filed various motions to stay litigation on the matter pending completion of all appeal processes JuxtaComm might follow with the PTO. Completion of the final review by the BPAI (Board of Patent Appeals and Interferences) is still pending.

Trial was originally scheduled for January 9, 2012. On December 8, 2011, the Court issued an Order vacating all deadlines in the action, including the trial date, and temporarily staying the case until February 1, 2012. After the stay was lifted, on March 27, 2012 the Court issued an Order setting trial for October 9, 2012 and denying all pending motions, except for one of Pervasive’s pending motions. The Court ordered a series of further briefings by Pervasive and JuxtaComm on this outstanding motion.

On May 15, 2012, the Court granted the defendants’ motion for summary judgment on invalidity of the asserted claims. On May 16, 2012, the Court issued an order staying all deadlines and vacating the trial date in light of the Court’s grant of summary judgment of invalidity. On July 5, 2012, the Court issued an order containing its opinion supporting the Court’s grant of summary judgment.

After the Court enters its judgment, JuxtaComm has a right to appeal the Court’s order granting our motion for summary judgment to the United States Court of Appeals for the Federal Circuit (CAFC).

The patent in question, United States Patent number 6,195,662 titled “System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems,” was issued on February 27, 2001 with a filing date of June 26, 1998. Data Junction Corporation, acquired by Pervasive in December 2003, has been in the data integration business since the mid-1980s and sold its data transformation products, which are now being used by Pervasive’s products, long prior to the filing of the JuxtaComm patent. Additionally, as evidenced by the action by the PTO to reject the claims of the JuxtaComm patent, substantial “prior art” exists relating to the JuxtaComm patent to point to in our defense.

While the PTO has rejected all asserted claims of the patent in question (pending completion of appeal to the BPAI), and the Court granted our motion for summary judgment (subject to possible appeal to the CAFC), we further believe we have valid defenses to JuxtaComm’s claims. We believe we will prevail either in our contentions that the JuxtaComm patent is invalid or our products do not infringe the patent. Pervasive intends to vigorously defend itself and believes the outcome of this proceeding will not have a material adverse effect on our business, operating results or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded in the Nasdaq Global Market under the symbol PVSW. The Company completed its initial public offering and commenced trading on September 26, 1997. The following tables set forth the high and low closing sales prices of the Company’s common stock for each quarterly period during the two years ended June 30, 2012.

Fiscal 2011	High	Low
First Quarter	$5.05	$4.59
Second Quarter	$5.30	$4.80
Third Quarter	$6.97	$5.15
Fourth Quarter	$7.20	$6.24

Fiscal 2012	High	Low
First Quarter	$7.41	$6.00
Second Quarter	$6.38	$5.51
Third Quarter	$6.05	$5.40
Fourth Quarter	$7.48	$5.60

As of August 31, 2012, there were approximately 235 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder).

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	7,570	$6.13	11,974,416	$1,519,000
May 1, 2012 to May 31, 2012	11,774	$6.17	11,986,190	$1,446,000
June 1, 2012 to June 30, 2012	5,912	$6.50	11,992,102	$1,408,000

Total	25,256

In July 2010, we announced the authorization of a $10.0 million stock repurchase plan which became effective on July 27, 2010. During the three months ended June 30, 2012, we repurchased 25,256 shares of common stock at a cost of approximately $0.2 million under such stock repurchase plan. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

The Company had no sales of unregistered securities in fiscal year ended June 30, 2012.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The consolidated statements of income data for the fiscal years ended June 30, 2010, 2011 and 2012 and the consolidated balance sheet data at June 30, 2011 and 2012 are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of income data for the periods ended June 30, 2008 and 2009 and the consolidated balance sheet data at June 30, 2008, 2009 and 2010 are derived from audited consolidated financial statements not included herein.

	Year Ended June 30,
	2008	2009	2010	2011	2012
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues:
Product licenses	$29,343	$32,322	$30,764	$30,481	$31,156
Services and other	13,124	14,896	16,449	17,912	18,004

Total revenue	42,467	47,218	47,213	48,393	49,160
Costs and expenses:
Cost of product licenses	2,229	1,287	1,199	1,352	1,453
Cost of services and other	4,244	4,569	4,767	5,108	6,074
Sales and marketing	17,949	18,697	18,887	21,265	20,696
Research and development	10,205	10,567	11,775	11,778	12,697
General and administrative	5,084	5,389	4,948	5,174	5,971

Total costs and expenses (1)	39,711	40,509	41,576	44,677	46,891

Operating income	2,756	6,709	5,637	3,716	2,269
Interest and other income, net	1,659	696	208	64	69
Income provision	(1,405)	(2,094)	(1,773)	(899)	(683)

Net income	3,010	5,311	4,072	2,881	1,655

Basic earnings per share	$0.15	$0.30	$0.24	$0.19	$0.11

Diluted earnings per share	$0.15	$0.29	$0.23	$0.18	$0.10

Shares used in computing basic earnings per share	19,558	17,646	16,622	15,100	15,163
Shares used in computing diluted earnings per share	19,951	18,431	17,549	16,086	15,993

	June 30,
	2008	2009	2010	2011	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$33,190	$18,029	$7,086	$8,280	$11,115
Marketable securities	11,759	25,381	33,267	30,226	31,609
Working capital	41,055	41,593	38,923	36,015	39,214
Total assets	94,744	94,706	94,565	93,185	97,109
Total stockholders’ equity	83,276	82,992	82,991	79,774	82,662

(1)	Total costs and expenses include the impact of share-based payments of $1.8 million, $1.7 million, $1.8 million, $1.7 million and $1.9 million for the years ended June 30, 2008, 2009, 2010, 2011 and 2012, respectively. See Note 2 Summary of Significant Accounting Policies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

Our Business

Pervasive is a global data innovation leader, delivering software to manage, integrate and analyze data, in the cloud or on-premises, throughout the entire data lifecycle. Our Pervasive PSQL database products generated approximately 57% of our revenue during fiscal year 2012. Channel adoption trends for version 11 of our Pervasive PSQL database have been good since its launch in September 2010. Pervasive PSQL v11 delivers improvements in performance and increased simplicity of development, deployment and ease of use, including enhanced digital license management and enhanced support for IPv6 and multi-core technologies. In spring 2012 we released the Pervasive PSQL Vx edition, with improved support and pricing for use in virtual environments.

Our integration products generated approximately 38% of our revenue during fiscal year 2012 and are well-received by our existing and new customers, including end users and commercial cloud and on-premises software developers alike. And a more recent product team, Pervasive BusinessXchange™, provides a fully managed B2B integration service that works with oil and gas trading partners to enable the electronic exchange of procurement and supply chain-related documents and transactions.

Our solid results in our core product lines allow us to continue to fund our commitment to innovation. We intend to continue to invest in innovation by allocating dedicated funds for research focused on new ways to serve our existing customers and attract new customers. Our ongoing innovation efforts have resulted in the introduction and further development of various new product and service offerings:

•

Pervasive Big Data and Analytics leverage patented Pervasive DataRush technology to deliver extreme performance and scalability for Big Data. Offerings such as Pervasive RushAnalyzer™, a data preparation and analytics application, fully leverage the parallel processing capabilities of multicore processors to deliver unmatched performance on a multicore server, SMP machine, cluster or Hadoop cluster to eliminate performance bottlenecks and enable rapid analytics on a very large dataset.

•

Pervasive DataCloud, originally created as a multitenant Platform-as-a-Service (PaaS) for Pervasive’s packaged integration solutions, today provides a platform for a range of partner- and Pervasive-designed cloud-based offerings. The Pervasive integration sales team increasingly monetizes the Pervasive DataCloud stack by leveraging it for strategic wins with integration partners.

•

Pervasive Galaxy™ is a marketplace and community that sells products designed by Pervasive, partners and other third parties allowing applications, software and clouds to interact. It offers data integration-related solutions, applications, connectors, plug-ins and templates as well as community features to allow customers and Pervasive to collaborate on the products and services.

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

Our Operating Results

Our comparative results for the fiscal year ended June 30, 2012:

•	Revenue was $49.2 million and $48.4 million in the fiscal years ending June 30, 2012 and 2011, respectively.

•	Net income was $1.7 million and $2.9 million in the fiscal years ending June 30, 2012 and 2011, respectively.

•

We continued to generate positive cash flow from operations with $5.6 million and $6.7 million in the fiscal years ending June 30, 2012 and 2011, respectively. We ended fiscal year 2012 with $42.7 million in cash and marketable securities.

•

We acquired approximately 0.3 million shares of our common stock, at a cost of approximately $1.8 million in the fiscal year ending June 30, 2012. Issued and outstanding shares of common stock as of June 30, 2012 totaled approximately 16.4 million.

Market Trends

We believe that the software markets as a whole are going through rapid change. The emergence of cloud-based infrastructure and applications is testament to the increasing demand for the scalability, economics and rapid deployment provided by the SaaS delivery model. Organizations increasingly demand software that provides ease of use, re-usability, interoperability with widely adopted technologies and the flexibility to be deployed on-premises or in the cloud, all in a cost-effective manner. In this environment, delivering flexibility and performance with high return on investment becomes increasingly critical.

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

Pervasive also continues to see consolidation in markets where its data management and data integration offerings compete. In the database arena, Oracle acquired the open source Sun MySQL database while SAP acquired Sybase. For ISVs who want to avoid vendor lock-in with monolithic industry giants, Pervasive PSQL remains an attractive alternative. In the data integration market, IBM acquired CastIron Systems and Dell acquired Boomi, resulting in Pervasive being one of an increasingly small number of independent data integration providers. With a stable operating history, consistent profitability, aggressive investment in innovation, a commitment to channel and the ability to provide a best-of-breed alternative to large technology stacks, we believe Pervasive holds a unique position as a stable yet innovative go-to partner for both channel and enterprise customers.

We believe these trends will favor Pervasive as the market for data infrastructure software, in particular, is experiencing significant market disruption due to the high cost of many competing, more labor-intensive solutions. We further believe well-established technology leaders who develop deep relationships with channel partners and customers tend to prevail in cost-sensitive markets, and Pervasive, with its strengths in scalable data management, data integration, and scalable cloud delivery, is well-positioned to benefit from the trends in these markets. The economic environment remains uncertain, but Pervasive’s financial stability, strong value proposition for customers and partners, and diverse vertical and geographic markets have enabled the company to sustain profitability even in the face of economic headwinds. We believe that if an economic recovery accelerates and strengthens, our reputation as an established vendor with highly reliable offerings positions Pervasive to prosper even further.

Pervasive has a strong portfolio that consists both of established products with strong channels and recurring revenue and of innovative, cutting-edge technology that leverages potential market disruptors such as multicore hardware, cloud-based delivery models and the avalanche of big data. With an 11-year history of profitability, Pervasive remains committed to investing in technology innovation to deliver offerings that differentiate us from competitors, stay current with market trends, and deliver compelling customer value, today and in the future.

Risks to our Success

Risks and uncertainties include, among others, our ability to attract and retain existing and/or new customers; our ability to issue new products or releases of solutions that meet customers’ needs or achieve acceptance by the Company’s customers; changes to current accounting policies which may have a significant, adverse impact upon the Company’s financial results; the introduction of new products by competitors or the entry of new competitors; our ability to preserve our key strategic relationships; our ability to hire and retain key employees; and economic and political conditions in the U.S. and abroad. All of these factors, as well as those discussed in Item 1A—Risk Factors, may result in significant fluctuations in our quarterly operating results and/or our ability to sustain or increase our profitability.

Going Forward

In 2013, the Company is focused on:

•	the continued marketing of our embedded database product, Pervasive PSQL v11, released in 2010, and Pervasive PSQL Vx, introduced in 2012 for customers deployed in highly virtual environments;

•	growing the sales of our integration product line both through direct sales and through highly leverageable indirect channels;

•	growing the Pervasive managed services business and customer base;

•

continuing the investment in new product and service innovation, including the further advancement of our innovation initiatives from fiscal 2012 and earlier: Pervasive BigData and Analytics (to deliver strategic advantage to customers around the globe for many types of data mining and predictive analytics applications), Pervasive DataCloud (to provide a scalable cloud-based platform for development and deployment of both Pervasive- and partner-developed on-demand services) and Pervasive Galaxy (to provide a marketplace and community that sells data integration-related products designed by Pervasive partners and other third parties allowing applications software and clouds to interact); and

•

the continued focus on generating profitable results and positive cash flows, while we look for opportunities to reduce our issued and outstanding shares, putting to work our approved share repurchase program.

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

Where software licenses are sold with maintenance or other services, we allocate the total fee to the various elements based on the fair values of the elements. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal rate. If we do not have VSOE for one of the delivered elements of an arrangement, but do have VSOE for all undelivered elements, we use the residual method to record revenue. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value; the remaining arrangement fee, including any discount, is allocated to the delivered element. If the residual method is not used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element’s fair value without regard to the discount. Fees related to our software as a service business, which are generated through set-up fees, recurring monthly hosting fees and usage charges are recognized as the services are performed.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. State tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future. The valuation allowance remaining at June 30, 2012 relates entirely to estimated expiration of state tax credit carryforwards prior to utilization.

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

	Year Ended June 30,
	2010	2011	2012
Revenues:
Product licenses	65%	63%	63%
Services and others	35	37	37

Total revenues	100%	100%	100%
Costs and expenses:
Cost of product licenses	3	3	3
Cost of services and other	10	10	12
Sales and marketing	40	44	42
Research and development	25	24	26
General and administrative	10	11	12

Total costs and expenses	88	92	95

Operating income	12	8	5
Interest and other income, net	—	—	—
Income tax provision	(3)	(2)	(2)

Net income	9%	6%	3%

Revenues

Revenue in fiscal year 2012 from our embedded database product, Pervasive PSQL, was consistent with fiscal year 2011 and decreased from fiscal year 2010. We believe the decrease in 2012 as compared to 2010 was primarily due to a number of relatively large transactions with database customers in fiscal year 2010. We separately disclosed one relatively large transaction with a database customer in the amount of $2.4 million in fiscal year 2010. Our embedded database and related products represented approximately 57% of our revenue in fiscal year 2012. Our integration product revenue in fiscal year 2012 grew 4% over fiscal year 2011 and represents approximately 38% of our total revenue. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

We generated total revenue of $47.2 million, $48.4 million and $49.2 million for the fiscal years ended June 30, 2010, 2011 and 2012, respectively, which represents an increase of 2% from fiscal 2011 to 2012. Our product license revenues were $30.8 million, $30.5 million and $31.2 million for the fiscal years ended June 30, 2010, 2011 and 2012, respectively, which represents an increase of 2% from fiscal 2011 to 2012. Our service and other revenues were $16.4 million, $17.9 million and $18.0 million for the fiscal years ended June 30, 2010, 2011 and 2012, respectively, which represents an increase of 1% from fiscal 2011 to 2012.

International revenues, consisting of all revenue from customers located outside of North America, were $14.2 million, $16.2 million and $17.5 million in fiscal 2010, 2011 and 2012, representing 30%, 34% and 36% of total revenue, respectively. The increase in international revenues in fiscal year 2012 is primarily related to an increase in our database revenues in both Europe and Japan. We expect international revenue will continue to account for a significant portion of our revenue in the future.

Costs and Expenses

Cost of Product Licenses.    Cost of product licenses consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product licenses was $1.2 million, $1.4 million and $1.5 million in fiscal 2010, 2011 and 2012, representing 3% of total revenues in each of the fiscal years. We anticipate that cost of product licenses revenue in fiscal year 2013 will increase over fiscal year 2012 based on additional infrastructure costs.

Cost of Services and Other.    Cost of services and other consists primarily of the cost to provide technical support, primarily telephone support, and the costs to deliver professional services and training services to others. Cost of services and other was $4.8 million, $5.1 million and $6.1 million in fiscal 2010, 2011 and 2012, representing 10%, 10% and 12% of total revenues, respectively. The increase in fiscal year 2012 as compared to fiscal year 2011 relates primarily to an increased number of technical support and professional services employees in 2012. We anticipate cost of services and other in fiscal year 2013 will be consistent with fiscal year 2012.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expenses, travel and entertainment, marketing programs and promotional expenses. Sales and marketing expenses were $18.9 million, $21.3 million and $20.7 million in fiscal 2010, 2011 and 2012, representing 40%, 44% and 42% of total revenues, respectively. Sales and marketing expenses increased in fiscal 2011 primarily due to an increase in our sales and marketing personnel and investment in marketing programs in support of our new products and services. Sales and marketing expense decreased in fiscal year 2012 primarily due to a reduction in our sales and marketing personnel and marketing programs. We anticipate sales and marketing expenses will remain consistent with fiscal year 2012 during fiscal year 2013 as we support continued growth in our integration products and in support of our new products and services.

Research and Development.    Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $11.8 million, $11.8 million and $12.7 million in fiscal 2010, 2011 and 2012, representing 25%, 24% and 26% of total revenues, respectively. The increase in research and development expense in fiscal 2012 as compared to fiscal 2011 and 2010 is primarily due to our continued emphasis on research and development as we develop new products for emerging markets. We anticipate our research and development spending in fiscal year 2013 will be consistent with fiscal year 2012.

General and Administrative.    General and administrative expenses consist primarily of personnel salaries and other costs of our finance, human resources and administrative departments. General and administrative expenses were $4.9 million, $5.2 million and $6.0 million in fiscal years 2010, 2011 and 2012, representing 10%, 11% and 12% of total revenues, respectively. The increase in fiscal 2012 is due primarily to certain fees associated with our defense in ongoing patent litigation. We anticipate that we may incur higher general and administrative expenses in fiscal year 2013 relative to fiscal year 2012 due to legal and investment banking fees and other costs associated with the unsolicited, non-binding letter we received from Actian Corporation on August 13, 2012 proposing to acquire all of the outstanding shares of our common stock.

Share-based compensation expense.    Share-based compensation expense reflects non-cash compensation expense associated with restricted stock awards and employee stock options. (See Notes 2 and 6 to the Consolidated Financial Statements.) Share-based compensation expense was included in costs and expenses as follows:

(Amounts in thousands)	2010	2011	2012
Cost of service and other revenues	$46	$53	$62
Sales and marketing	539	479	644
Research and development	252	254	375
General and administrative	917	879	835

Total	$1,754	$1,665	$1,916

We believe our share-based compensation expense in fiscal year 2013 will be consistent with fiscal year 2012.

Interest and Other Income.    Interest and other income consists primarily of interest earned on various investments and was approximately $0.2 million, $0.1 million and $0.1 million in fiscal years 2010, 2011 and 2012, respectively. We expect interest and other income in fiscal 2013 to be consistent with fiscal year 2012.

Provision for Income Taxes.    Provision for income taxes related to operations was approximately $1.8 million, $0.9 million and $0.7 million in fiscal 2010, 2011 and 2012, respectively. The provision for income taxes in fiscal years 2010, 2011 and 2012 consists of income taxes related to both our foreign and domestic operations, offset by tax credits generated and other permanent tax differences.

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

	Quarter Ended
	Sept. 30 2010	Dec. 31 2010	Mar. 31 2011	June 30 2011	Sept. 30 2011	Dec. 31 2011	Mar. 31 2012	June 30 2012
	(in thousands, except per share data)
Revenues:
Product licenses	$6,654	$7,119	$7,557	$9,151	$7,617	$7,229	$8,086	$8,224
Services and other	4,337	4,538	4,530	4,507	4,110	4,651	4,692	4,551

Total revenues	10,991	11,657	12,087	13,658	11,727	11,880	12,778	12,775
Costs and expenses:
Cost of product licenses	305	354	357	336	368	349	368	368
Cost of services and other	1,202	1,242	1,331	1,333	1,357	1,491	1,457	1,769
Sales and marketing	4,603	5,316	5,273	6,073	4,932	4,933	5,641	5,191
Research and development	2,859	2,845	3,015	3,059	3,086	3,033	3,274	3,304
General and administrative	1,266	1,318	1,291	1,299	1,753	1,526	1,381	1,311

Total costs and expenses	10,235	11,075	11,267	12,100	11,496	11,332	12,121	11,943

Operating income	756	582	820	1,558	231	548	657	832
Interest and other income, net	10	14	24	16	16	18	18	17
Income tax provision	(263)	(174)	(58)	(404)	(64)	(60)	(156)	(403)

Net income	$503	$422	$786	$1,170	$183	$506	$519	$446

Basic earnings per share	$0.03	$0.03	$0.05	$0.08	$0.01	$0.03	$0.03	$0.03

Diluted earnings per share:	$0.03	$0.03	$0.05	$0.07	$0.01	$0.03	$0.03	$0.03

As a Percentage of Revenues:
Revenues:
Product licenses	61%	61%	63%	67%	65%	61%	63%	64%
Services and other	39	39	37	33	35	39	37	36

Total revenues	100	100	100	100	100	100	100	100
Costs and expenses:
Cost of product licenses	3	3	3	2	3	3	3	3
Cost of services and other	11	11	11	10	12	12	11	14
Sales and marketing	42	46	43	44	42	41	44	41
Research and development	26	24	25	22	26	26	26	26
General and administrative	11	11	11	10	15	13	11	10

Total costs and expenses	93	95	93	88	98	95	95	94

Operating income	7	5	7	12	2	5	5	6
Interest and other income, net	—	—	—	—	—	—	—	—
Income tax benefit (provision)	(2)	(1)	—	(3)	—	(1)	(1)	(3)

Net income	5%	4%	7%	9%	2%	4%	4%	3%

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

Liquidity and Capital Resources

Cash provided by operations was $6.6 million, $6.7 million and $5.6 million for fiscal 2010, 2011 and 2012, respectively.

We invested, net, $8.0 million and $1.4 million in marketable securities in fiscal 2010 and 2012, respectively. We received net proceeds of $3.1 million from the sale or maturity of marketable securities in fiscal 2011. In addition, we purchased property and equipment totaling approximately $0.6 million, $0.8 million and $0.9 million in fiscal 2010, 2011 and 2012, respectively. This property consisted primarily of computer hardware and software for general upgrade requirements for all fiscal years.

During fiscal years 2010, 2011 and 2012, we repurchased approximately 1.2 million, 1.6 million and 0.3 million shares, respectively, of common stock at a cost of approximately $6.1 million, $8.6 million and $2.0 million, respectively. In July 2010, we announced the authorization of a $10.0 million stock repurchase plan which became effective on July 27, 2010, of which approximately $1.4 million remains available as of June 30, 2012. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

During fiscal years ended June 30, 2010, 2011 and 2012, we received approximately $0.4 million, $0.7 million and $1.4 million, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 147,000, 228,000 and 366,000 for the fiscal years ending June 30, 2010, 2011 and 2012, respectively.

We are exploring new opportunities to build, license or acquire products and services for introduction to and through our expansive worldwide channel. Any such transaction could cause us to issue dilutive equity securities, reduce our cash and marketable securities, or incur debt or contingent liabilities.

On June 30, 2012, we had $39.2 million in working capital including $42.7 million in cash, cash equivalents and marketable securities, compared to working capital of $36.0 million at June 30, 2011.

Summary Disclosures About Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual obligations	Payments due by period (in thousands)			3–5 years	More than 5 years
	Total	Less than 1 year	1–3 years
Long-Term Debt Obligations	—	—	—	—	—

Capital Lease Obligations	—	—	—	—	—

Operating Lease Obligations	$9,892	$1,325	$2,919	$3,081	$2,567

Purchase Obligations	—	—	—	—	—

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$9,892	$1,325	$2,919	$3,081	$2,567

Off-Balance Sheet Arrangements

As of June 30, 2012, we are not involved in any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011 05 will not have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

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

In August 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, (“ASU 2012-02”), which allows companies first to use qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible assets is impaired, as a basis for determining whether it is necessary to perform the quantitative impairment test. ASU 2012-02 will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard is not expected to have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Belgium, Germany, France and England and a joint venture in Japan, and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2010, the result would have been a decrease in revenue and operating income of approximately $0.2 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2011, the result would have been a decrease in revenue and operating income of approximately $0.3 million. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2012, the result would have been a decrease in revenue and operating income of approximately $0.1 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2010, the result would have been a decrease in operating income of approximately $0.1 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2011, the result would have been an increase in operating income of approximately $0.4 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2012, the result would have been a decrease in operating income of approximately $0.2 million. The impact of fluctuations in the relative value of all other currencies for fiscal 2010, 2011 and 2012 was not material.

We monitor our foreign currency exposure and, from time to time, will attempt to reduce exposure through hedging. Gains and losses on foreign currency hedging were not material to the consolidated financial statements for fiscal years ended June 30, 2010, 2011, and 2012 as such hedging activities were minimal.

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

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, (i) the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15(a)(1) of this Report.

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

The information regarding directors and corporate governance matters is incorporated herein by reference from the sections entitled “Proposal No. 1 Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” of the Company’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrant’s Annual Meeting of Stockholders to be held on November 12, 2012. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended June 30, 2012.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, and their ages as of August 31, 2012, and biographical summaries are as follows:

Name	Age	Position
John E. Farr	52	President, Chief Executive Officer and Director
Randall G. Jonkers	55	Chief Financial Officer
Michael Hoskins	58	Chief Technology Officer and Director
Gilbert Van Cutsem	49	General Manager, Database Division
Lance Speck	39	General Manager, Integration Division
Stephen Padgett	52	Vice President, Information Technology

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

Michael Hoskins has served as our Chief Technology Officer since June 2004 and as General Manager of Integration Products from October 2006 to September 2011 (and previously from December 2003 to June 2004). Mr. Hoskins has also served as a Director since December 2003. Prior to joining Pervasive, Mr. Hoskins served as President and Director of Data Junction Corporation for 15 years. Mr. Hoskins joined Data Junction in 1988 as Vice President of Sales. Mr. Hoskins graduated from the Bowling Green State University with a bachelor of business administration and a major in finance.

Gilbert Van Cutsem has served as our General Manager, Database Products, since October 2005. Previously, Mr. Van Cutsem served as our Vice President, EMEAA Sales and Marketing from April 2000 to October 2005, and has served Pervasive in various other sales and marketing roles since September 1995. Prior to joining Pervasive, Mr. Van Cutsem was Channel and Product Marketing Manager at Novell Benelux and Director of Marketing at AT&T’s EMEA headquarters. Mr. Van Cutsem holds degrees in Computer Science (Na.Ra.Fi. Brussels) and Business Administration (V.E.H. Brussels) and earned his master’s degree in Applied Economics from FUCAM (Mons, Belgium). Mr. Van Cutsem is a Vlerick Leuven Ghent Management School Alumnus.

Lance Speck has served as our General Manager, Integration Division since September 2011. Previously, Mr. Speck served as our Senior Director of Integration Sales and Marketing from October 2001 to September 2011 and as a Senior Account executive from March 1997 to January 2001. Prior to joining Pervasive in 2001, Mr. Speck served as Senior Account Executive at United Devices, where he focused on providing grid solutions and distributed computer software and services. Mr. Speck was an Inside Sales Representative at Lotus Development Corporation prior to joining Pervasive in 1997. Mr. Speck received a BA in Government from the University of Texas at Austin.

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

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Stock Ownership of Certain Beneficial Owners and Management” of the Proxy Statement. Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference from the section entitled “Executive Compensation and Other Information—Equity Compensation Plan Information” of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference from the Proxy Statement, including under the headings “Certain Relationships and Related Transactions” and “Proposal No. 1 Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears in the Proxy Statement under the heading “Proposal No. 2 Ratification of Independent Auditors” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts is filed on page S-1 of this Report on Form 10-K.

(b) Exhibits

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

10.1*	Form of Indemnification Agreement

10.2*****	2006 Equity Incentive Plan – Amended and Restated November 15, 2010

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.11++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.13++++	Amendment No. 2 to the Lease between Carr Texas OP, LP and Pervasive Software Inc. dated September 24, 2004

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

101***	Interactive Data Files

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
*****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on January 26, 2011.
++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 28, 2004.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.
++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 23, 2011.

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

September 4, 2012 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John E. Farr	President and Chief Executive Officer and Director	September 4, 2012
John E. Farr
(Principal Executive Officer)

/s/ RANDALL G. JONKERS	Chief Financial Officer	September 4, 2012
Randall G. Jonkers	(Principal Financial and Accounting Officer)

/s/ SHELBY H. CARTER, JR.	Director and Chairman of the Board	September 4, 2012
Shelby H. Carter, Jr.

/s/ NANCY R. WOODWARD	Director	September 4, 2012
Nancy R. Woodward

/s/ DAVID A. BOUCHER	Director	September 4, 2012
David A. Boucher

/s/ DAVID R. BRADFORD	Director	September 4, 2012
David R. Bradford

/s/ JEFFREY S. HAWN	Director	September 4, 2012
Jeffrey S. Hawn

/s/ MICHAEL E. HOSKINS	Director	September 4, 2012
Michael E. Hoskins

SCHEDULE II

PERVASIVE SOFTWARE INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions/ Write-offs Charged to Allowance	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended June 30, 2010	560	177	244	493
Year ended June 30, 2011	493	502	527	468
Year ended June 30, 2012	468	40	56	452

Valuation Allowance for Deferred Tax Assets:
Year ended June 30, 2010	224	—	—	224
Year ended June 30, 2011	224	—	—	224
Year ended June 30, 2012	224	—	—	224

S-1

PERVASIVE SOFTWARE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pervasive Software Inc.:

We have audited Pervasive Software Inc. (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2012 and 2011 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three years in the period ended June 30, 2012 and the related financial statement schedule, and our report dated September 4, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Dallas, Texas

September 4, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pervasive Software Inc:

We have audited the accompanying consolidated balance sheets of Pervasive Software Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pervasive Software Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and theirs cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 4, 2012 expressed an unqualified opinion on the effective operation of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas

September 4, 2012

PERVASIVE SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2011	2012
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents, including interest-bearing investments of $4,446 in 2011 and $2,641 in 2012	$8,280	$11,115
Marketable securities	30,226	31,609
Trade accounts receivable, net of allowance for doubtful accounts of $468 in 2011 and $452 in 2012	8,374	8,528
Deferred income tax assets	944	1,169
Prepaid expenses and other current assets	1,602	1,240

Total current assets	49,426	53,661
Property and equipment, net	1,322	1,295
Purchased intangibles, net	1,613	1,085
Goodwill	38,508	38,508
Deferred income tax assets	1,833	2,231
Other assets	483	329

Total assets	$93,185	$97,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$238	$781
Accrued payroll and payroll related costs	2,479	2,588
Deferred rent and lease related accruals	1,054	1,834
Other accrued expenses	1,883	1,474
Deferred revenue	7,757	7,770

Total current liabilities	13,411	14,447

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; Authorized—75,000,000 shares; issued 27,744,932 and 28,566,651 shares in 2011 and 2012, respectively; outstanding—15,877,729 and 16,389,059 shares in 2011 and 2012, respectively	62,661	63,877
Accumulated other comprehensive loss	(1,029)	(1,012)
Retained earnings	18,142	19,797

Total stockholders’ equity	79,774	82,662

Total liabilities and stockholders’ equity	$93,185	$97,109

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended June 30,
	2010	2011	2012
	(in thousands, except per share data)
Revenues:
Product licenses	$30,764	$30,481	$31,156
Services and other	16,449	17,912	18,004

Total revenues	47,213	48,393	49,160
Costs and expenses:
Cost of product licenses	1,199	1,352	1,453
Cost of services and other	4,767	5,108	6,074
Sales and marketing	18,887	21,265	20,696
Research and development	11,775	11,778	12,697
General and administrative	4,948	5,174	5,971

Total costs and expenses	41,576	44,677	46,891

Operating income	5,637	3,716	2,269
Interest and other income	208	64	69

Income before income taxes	5,845	3,780	2,338
Income tax provision	(1,773)	(899)	(683)

Net income	$4,072	$2,881	$1,655

Basic earnings per share	$0.24	$0.19	$0.11

Diluted earnings per share	$0.23	$0.18	$0.10

See accompanying notes

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at June 30, 2009	$72,834	$(1,031)	$11,189	$82,992
Acquisition of 1,171,046 treasury shares, cumulative treasury shares of 10,234,022 and cost of $40,904 at June 30, 2010	(6,122)	—	—	(6,122)
Issuance of common stock pursuant to the exercise of stock options and restricted stock awards	370	—	—	370
Stock-based compensation expense	1,754	—	—	1,754
Adjustment to additional paid in capital related to tax effect of stock-based awards and tax payments	53	—	—	53
Unrealized loss on investments	—	(127)	—	(127)
Foreign currency translation adjustment	—	(1)	—	(1)
Net income	—	—	4,072	4,072

Total comprehensive income				3,944

Balances at June 30, 2010	68,889	(1,159)	15,261	82,991
Acquisition of 1,633,631 treasury shares, cumulative treasury shares of 11,867,653 and cost of $49,356 at June 30, 2011	(8,577)	—	—	(8,577)
Issuance of common stock pursuant to the exercise of stock options and restricted stock awards	692	—	—	692
Stock-based compensation expense	1,665	—	—	1,665
Adjustment to additional paid in capital related to tax effect of stock-based awards and tax payments	(8)	—	—	(8)
Unrealized gain on investments	—	18	—	18
Foreign currency translation adjustment	—	112	—	112
Net income	—	—	2,881	2,881

Total comprehensive income				3,011

Balances at June 30, 2011	62,661	(1,029)	18,142	79,774
Acquisition of 307,250 treasury shares, cumulative treasury shares of 12,174,903 and cost of $51,197 at June 30, 2012	(1,978)	—	—	(1,978)
Issuance of common stock pursuant to the exercise of stock options and restricted stock awards	1,444	—	—	1,444
Stock-based compensation expense	1,638	—	—	1,638
Adjustment to additional paid in capital related to tax effect of stock-based awards and tax payments	112	—	—	112
Unrealized gain on investments	—	2	—	2
Foreign currency translation adjustment	—	15	—	15
Net income	—	—	1,655	1,655

Total comprehensive income				1,673

Balances at June 30, 2012	$63,877	$(1,012)	$19,797	$82,662

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2010	2011	2012
	(in thousands)
Cash from operations
Net income	$4,072	$2,881	$1,655
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,296	1,344	1,336
Bad debt expense and other non-cash adjustments	229	562	40
Deferred income tax expense (benefit)	37	(826)	(624)
Stock-based compensation expense	1,754	1,665	1,916
Change in operating assets and liabilities:
Current assets	(711)	(696)	380
Accounts payable and accrued liabilities	(976)	1,265	914
Deferred revenue	862	481	19

Net cash provided by operations	6,563	6,676	5,636
Cash from investing activities
Purchase of property and equipment	(582)	(793)	(865)
Purchase of marketable securities	(46,989)	(38,728)	(41,576)
Proceeds from sale or maturity of marketable securities	38,976	41,788	40,195
Business acquisition	(2,611)	—	—
(Increase) decrease in other assets and other	(505)	22	9

Net cash provided by (used in) investing activities	(11,711)	2,289	(2,237)
Cash from financing activities
Purchase of treasury stock	(6,122)	(8,577)	(1,977)
Proceeds from exercise of stock options and employee stock purchase plan	370	692	1,444

Net cash used in financing activities	(5,752)	(7,885)	(533)
Effect of exchange rate changes on cash and cash equivalents	(43)	114	(31)

Change in cash and cash equivalents	(10,943)	1,194	2,835
Cash and cash equivalents at beginning of year	18,029	7,086	8,280

Cash and cash equivalents at end of year	$7,086	$8,280	$11,115

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

2.	Summary of Significant Accounting Policies

Revenue Recognition

The Company licenses its software through original equipment manufacturer (OEM) license agreements with independent software developers, or ISVs and through shrink-wrap software licenses, sold through ISVs, value-added resellers (VARs), systems integrators and distributors, or direct to end users. Revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable. Revenues related to OEM license agreements involving nonrefundable fixed minimum license fees are recognized upon delivery of the product master or first copy if no significant vendor obligations remain. Per copy royalties related to OEM license agreements in excess of a fixed minimum amount are recognized as revenue when such amounts are reported to the Company. Revenue from post contract support and the right to receive unspecified upgrades is recognized ratably over the contract term. The Company generally provides telephone support to customers and end users in the 30 days immediately following the sale at no additional charge and at a minimal cost per call. The Company accrues the cost of providing this support. Revenue from consulting services and training is recognized when the related services are performed. The Company enters into agreements with certain distributors that provide for certain stock rotation and price protection rights. These rights allow the distributor to return products in a non-cash exchange for other products or for credits against future purchases. The Company reserves for the cost of estimated sales returns, stock rotation and price protection rights as well as uncollectible accounts based on experience. Revenue from shipping and handling is recognized in product license revenue at the shipping date. Shipping and handling costs are included in Cost of product licenses in the Consolidated Statements of Income.

Where software licenses are sold with maintenance or other services, the Company allocates the total fee to the various elements based on the fair values of the elements. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal rate. If the Company does not have VSOE for one of the delivered elements of an arrangement, but does have VSOE for all undelivered elements, the Company uses the residual method to record revenue. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value; the remaining arrangement fee, including any discount, is allocated to the delivered element. If the residual method is not used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element’s fair value

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

without regard to the discount. Fees related to our software as a service business, which are generated through set-up fees, recurring monthly hosting fees and usage charges are recognized as the services are performed.

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

Advertising Costs

The Company expenses costs of producing advertising-related and sales-related collateral materials as incurred. Other production costs associated with direct mail programs, placement costs associated with magazine or other printed media and all direct costs associated with trade shows and other sales-related events are expensed when the related direct mail is sent, advertising space is used or the event is held. These expenses in 2010, 2011 and 2012 were approximately $1.4 million, $1.3 million and $1.2 million, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A reconciliation of the change in our unrecognized tax benefits for the year ended June 30, 2012 is as follows (in thousands):

Balance at July 1, 2010	$30
Other	—

Balance at June 30, 2011	30
Other	7

Balance at June 30, 2012	$37

As of June 30, 2012, $37,000 of unrecognized tax benefits are attributed to uncertain tax positions that, if recognized, would affect the effective tax rate. We accrue and recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2012, the balance of accrued interest and penalties related to unrecognized tax benefits was approximately $13,000. We do not believe that it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of June 30, 2012.

With few exceptions, the Company and all of its major filing subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal year 2008.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investment securities with an original maturity of three months or less at the date of purchase to be cash equivalents.

We maintain cash and cash equivalents at several financial institutions, which at times may not be federally insured or may exceed federally insured limits. Section 343 of The Dodd-Frank Act provides temporary unlimited FDIC insurance coverage for non-interest bearing accounts. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risks on such accounts.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

1.	Level 1 Inputs—quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs—inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 2 assets consist of marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Examples of assets currently utilizing Level 2 inputs are U.S. agency securities, commercial paper and municipal bonds. Our municipal bonds and U.S agency securities are traded in inactive markets and are categorized in Level 2.

3.	Level 3 Inputs—Used to measure fair value of assets and liabilities that little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Short-term investments consisted of the following (in thousands):

	Fair Value Hierarchy	June 30, 2011			June 30, 2012
		Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal bonds, U.S. government agencies and commercial paper	Level 2	$30,213	$13	$30,226	$31,596	$13	$31,609

		30,213	$13	$30,226	$31,596	$13	$31,609

The amortized cost and estimated fair value of debt and marketable equity securities at June 30, 2012, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated fair value
Due in one year or less	$23,125	$23,117
Due after one year through five years	8,479	8,484

	$31,596	$31,609

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost and are being depreciated over their estimated useful lives (3 to 7 years) using the straight-line method. Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter.

Long-Lived Assets

The Company periodically reviews the carrying amounts of long-lived assets, to determine whether current events or circumstances warrant adjustment to such carrying amounts. In reviewing the carrying amounts of long-lived assets, the Company considers, among other factors, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. There were no impairments in fiscal years 2010, 2011 or 2012.

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

Foreign Currency Transactions

For the Company’s foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in aggregate as a component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in other income and were not significant in 2010, 2011 or 2012.

Financial instruments, principally forward pricing contracts, are used by the Company from time to time in the management of its foreign currency exposures. The fair value associated with these forward pricing contracts at June 30, 2011 and 2012 is not significant. Gains and losses on foreign currency transaction hedges are recognized in income when realized and offset the foreign exchange gains and losses on the underlying transactions. The Company does not hold or issue derivative financial instruments for trading purposes.

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

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2001, we formed a business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support certain of our products in Japan. In connection with the joint venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. We do not have the ability to significantly influence or control the operations of AG-TECH and therefore, account for our investment in AG-TECH on the cost method of accounting. AG-TECH Corporation is one of the Company’s distribution partners in Japan and accounted for approximately 11%, 11% and 12% of the Company’s revenue during the years ended June 30, 2010, 2011 and 2012 respectively. The AG-TECH distribution agreement has been renewed three times, most recently for an additional three-year term which expires on June 30, 2015.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

Employee share-based compensation expense, which includes stock options and restricted stock, is recognized on a straight-line basis over the vesting period of the underlying awards, which is generally four years for stock options and three years for restricted stock, based on the grant date fair value. The Company utilizes the Black-Scholes option pricing model to estimate the grant date fair value, which requires the input of highly subjective assumptions, including expected volatility and expected life. Expected volatility is based on historical volatility, while the expected life is based on historical trends. The Company estimates forfeitures for options granted, which are not expected to vest, based on historical data. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.

Total compensation cost recognized in income for stock-based employee compensation awards was as follows (in thousands):

Stock Compensation Expense	2010	2011	2012
Cost of service and other revenues	$46	$53	$62
Sales and marketing	539	479	644
Research and development	252	254	375
General and administrative	917	879	835

Total	$1,754	$1,665	$1,916

During fiscal 2010, 2011 and 2012, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following weighted average assumptions:

	Employee Stock Options
	2010	2011	2012
Risk free interest rate	1.53%	2.15%	0.97%
Volatility factor	.31	.27	.30
Weighted average expected life of options (in years)	4	4.75	4.75
Weighted average estimated grant date fair value	$1.36	$1.50	$1.73

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal years 2010, 2011 and 2012 the Company issued restricted stock and restricted stock units which are being expensed over their expected useful lives of three to four years as follows:

	2010	2011	2012
Restricted shares issued	223,000	200,000	539,000
Weighted average fair value of restricted shares	$5.06	$5.58	$5.96
Restricted stock units issued	27,000	8,000	25,000

As of June 30, 2012, $1.8 million, $1.5 million, $0.7 million and $0.1 million of unrecognized compensation cost related to non-vested awards is expected to be recognized in fiscal years 2013, 2014, 2015 and 2016, respectively, with a weighted average period of approximately 2.2 years.

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

In August 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, (“ASU 2012-02”), which allows companies to first use qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform the quantitative impairment test. ASU 2012-02 will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard is not expected to have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

3.	Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,
	2011	2012
Computer equipment and purchased software	$4,130	$4,158
Office equipment, furniture and fixtures	1,525	1,592
Leasehold improvements	1,412	1,365

	7,067	7,115
Less accumulated depreciation and amortization	(5,745)	(5,820)

	$1,322	$1,295

Depreciation expense is included in operating expenses and was approximately $0.8 million for each of the fiscal years ending June 30, 2010, 2011 and 2012.

4.	Income Taxes

The components of income before income taxes consist of the following (in thousands):

	Year ended June 30
	2010	2011	2012
Domestic income	$5,524	$3,820	$2,387
Foreign income	321	(40)	(49)

Income before income taxes	$5,845	$3,780	$2,338

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of income tax expense (benefit) are as follows (in thousands):

	Year ended June 30
	2010	2011	2012
Income tax provision (benefit):
Current
Federal	$1,476	$1,602	$1,175
State	91	83	64
Foreign	170	40	68

Total current	1,737	1,725	1,307

Deferred:
Federal	53	(791)	(633)
State.	(17)	(35)	9
Foreign	—	—	—

Total deferred	36	(826)	(624)

	$1,773	$899	$683

The Company’s provision for income taxes differs from the expected provision computed by applying the statutory federal income tax rate of 34% to income from continuing operations before income taxes for 2010, 2011 and 2012 as a result of the following (in thousands):

	Year ended June 30
	2010	2011	2012
Computed at statutory rate of 34%	$1,987	$1,285	$795
State income taxes, net of federal benefit	49	32	48
Effect of foreign operations	17	47	85
Non-deductible stock-based compensation	82	54	17
Deemed foreign dividends	96	50	31
Federal, foreign and state tax credits generated	(358)	(412)	(208)
Benefit of tax exempt interest income	(42)	(27)	(30)
Benefit of Section 199 deductions	(122)	(163)	(127)
Non-deductible charges	44	52	48
Increase (reduction) of uncertain tax positions	—	—	7
Other	20	(19)	17

	$1,773	$899	$683

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred income taxes at June 30, 2011 and 2012 are as follows (in thousands):

	June 30,
	2011	2012
Deferred tax assets:
Domestic tax credit carryforwards	$457	$450
Accrued expenses and reserves	1,010	1,335
Depreciable assets	187	—
Stock-based compensation	1,140	1,480
Purchased technology, net	273	596

Total deferred tax assets	3,067	3,861

Deferred tax liabilities:
Prepaid expenses	(66)	(141)
Depreciable assets	—	(95)

Total deferred tax liabilities	(66)	(236)
Valuation allowance for deferred tax assets	(224)	(224)

Net deferred tax assets	$2,777	$3,401

As of June 30, 2012, the Company expects that upon filing of its domestic tax return for fiscal year 2012 it will have state research and development credit carryforwards of approximately $0.5 million and a state temporary credit for business loss carryforwards of approximately $0.2 million. These carryforwards will begin to expire in fiscal 2021 and 2027, respectively, if not utilized.

At June 30, 2012, the Company has a valuation allowance of $0.2 million, which is primarily related to the Texas research and development carryforwards and the determination that these assets will likely expire prior to utilization.

As of June 30, 2011 and 2012, the Company had a Federal income tax payable of $0.4 million and $0.2 million, respectively.

5.	Employee Benefits

The Company’s employees are offered health coverage under a partially self-funded plan in which the Company purchases specific stop-loss insurance coverage at $60,000 per year, per employee. The Company has also purchased an aggregate stop-loss insurance coverage to limit its maximum annual exposure to claims funded. Based on the policy census at July 1, 2012, such maximum annual exposure for the policy year ending June 30, 2013 is approximately $2.7 million. The Company pays a fixed fee per covered individual for administrative costs of the administrator and the cost of the stop-loss insurance purchased on the Company’s behalf. The Company contributes 100% toward the cost to insure each employee and more than 75% toward the cost to insure dependents for which coverage is requested by the employee. Expenses for the partially self-funded plan including premiums and claims funded for the years ended June 30, 2010, 2011 and 2012 were approximately $1.7 million, $1.5 million, and $2.3 million, respectively.

The Company has a 401(k) retirement plan which is available to all domestic, full-time employees. The Company’s expenses related to the plan were not significant in the years ended June 30, 2010, 2011 or 2012. In fiscal years 2010, 2011 and 2012, the Company funded a matching contribution of 10% of participant

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contributions made during calendar years 2009, 2010 and 2011 for all participants employed by the Company on December 31, 2009, 2010 and 2011. The amount expensed related to the match was approximately $122,000, $125,000 and $122,000 for the fiscal years ended June 30, 2010, 2011 and 2012, respectively.

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

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)
Outstanding and unvested as June 30, 2009	1,059,500	3.85	2.03
Granted	223,000	5.06	3.22
Vested	(182,500)	4.22	—
Forfeited	(60,000)	3.80	—

Outstanding and unvested as June 30, 2010	1,040,000	4.04	2.36
Granted	200,000	5.58	2.48
Vested	(128,000)	4.04	—
Forfeited	(65,000)	4.99	—

Outstanding and unvested as June 30, 2011	1,047,000	$4.42	1.29
Granted	539,000	5.96	2.71
Vested	(701,000)	3.84	—
Forfeited	(66,000)	5.36	—

Outstanding and unvested as June 30, 2012	819,000	$5.73	2.56

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes in common stock options during the year ended June 30, 2010, 2011 and 2012 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, June 30, 2009	2,450,791	$4.54
Granted	248,500	5.11
Exercised	(146,900)	2.52
Surrendered	(182,875)	6.43

Options outstanding, June 30, 2010	2,369,516	$4.58
Granted	259,000	5.54
Exercised	(227,935)	3.03
Surrendered	(96,875)	4.90

Options outstanding, June 30, 2011	2,303,706	$4.83
Granted	215,000	6.26
Exercised	(365,705)	3.95
Surrendered	(134,525)	5.17

Options outstanding, June 30, 2012	2,018,476	$5.11

The following is additional information relating to options outstanding at June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life Of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 3.60 to $ 4.00	669,875	3.65	$3.86	646,750	$3.86
$ 4.03 to $ 6.00	831,100	4.56	$5.07	641,413	$5.00
$ 6.01 to $ 8.15	517,501	4.72	$6.81	313,125	$7.19

$ 3.60 to $8.15	2,018,476	4.30	$5.11	1,601,288	$4.97

The aggregate intrinsic value (the amount by which market price exceeds the option exercise price) for options as of June 30, 2012 is as follows:

Year Ended June 30, 2012 Aggregate Intrinsic Value (in 000s)
Options outstanding at end of year	$4,034
Options exercisable at end of year	$3,280
Options exercised during year	$885

At June 30, 2012, 3,226,374 shares of common stock were reserved for future grants and exercise of stock options and restricted stock awards. The share reserve includes 2.8 million shares subject to outstanding awards which, if forfeited, cancelled or otherwise terminated are returned to the share reserve and made available for subsequent issuance.

During fiscal years 2010, 2011 and 2012, the Company repurchased approximately 1.2 million, 1.6 million and 0.3 million shares, respectively, of common stock at a cost of approximately $6.1 million, $8.6 million and

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2.0 million, respectively. In July 2010, we announced the authorization of a $10.0 million stock repurchase plan which became effective on July 27, 2010, of which approximately $1.4 million remains available as of June 30, 2012. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from operations (in thousands, except per share data):

	Year ended June 30
	2010	2011	2012
Numerator:
Net income	$4,072	$2,881	$1,655

Denominator:
Denominator for basic earnings per share–weighted average shares	16,622	15,100	15,163
Effect of dilutive securities	927	986	830

Denominator for diluted earnings per share–adjusted weighted average shares and assumed conversion	17,549	16,086	15,993

Basic earnings per share	$0.24	$0.19	$0.11

Diluted earnings per share	$0.23	$0.18	$0.10

At June 30, 2010, 2011 and 2012 approximately 795,000, 751,000 and 389,000 shares, respectively, were not included in the diluted earnings per share calculation since the shares are anti-dilutive.

8.	Goodwill, Business Acquisition and Other Intangible Assets

As of June 30, 2012, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company assesses the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of impairment arise. The Company has determined no impairment of existing goodwill exists as of June 30, 2012.

On July 31, 2009, the Company completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc. for total consideration of approximately $2.6 million in cash. Amortization expense for intangible assets related to ChanneLinx was approximately $0.5 million in each of the fiscal years ended June 30, 2010, 2011 and 2012.

Other intangible assets, classified as Purchased Intangibles on the balance sheet, amounted to $1.1 million (net of accumulated amortization of $7.9 million) as of June 30, 2012. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 and $2.6 million related to the acquisition of ChanneLinx in the first quarter of fiscal 2010.

The Company is amortizing the intangible assets on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the years ended June 30, 2010, 2011 and 2012 was approximately $0.5 million, $0.5 million and $0.5 million, respectively. Amortization expense for intangible assets is anticipated to be approximately $0.5 million for each of the years ended June 30, 2013 through June 30, 2014.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchased technology consists of the following (in thousands):

	June 30,
	2011	2012
Purchased technology	$8,971	$8,971
Accumulated amortization	(7,358)	(7,886)

	$1,613	$1,085

9.	Commitments and Contingencies

The Company leases its headquarters and international office space and, in some cases, is obligated for its proportionate share of utilities and other defined operating expenses of the related building. The Company records rent expense for its operating leases on a straight-line basis from the lease commencement date as specified in the lease agreement until the end of the base lease term. The Company has a facility lease that allows for free rent and escalating rental payments. The incentives are considered reductions of lease expense and are recognized on a straight-line basis over the lease term. Straight-line expenses that are greater than the actual amount paid are recorded as deferred rent and reversed over time. Incentive payments received under these leases are recorded as deferred rent and amortized against rent expense over the remaining term of the lease. Office rent expense, net of subtenant offsets, for the Company’s domestic and international offices for the years ended June 30, 2010, 2011 and 2012, was approximately $1.7 million, $1.8 million, and $2.1 million, respectively.

Future minimum lease payments, net of subtenant offsets, at June 30, 2012 under the operating leases for worldwide office space are as follows (in thousands):

	Future Minimum Lease Payments	Subtenant Offset to Future Minimum Lease Payments	Net Future Minimum Lease Payments
2013	$1,464	$139	$1,325
2014	1,449	––	1,449
2015	1,470	––	1,470
2016	1,517	––	1,517
2017	1,564	––	1,564
Thereafter	2,567	––	2,567

	$10,031	$139	$9,892

The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the ultimate results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the consolidated financial position and results of operations as of June 30, 2012.

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Segments of Business and Geographic Area Information

The Company is engaged in the design, development and marketing of data infrastructure software. The Company considers its business activities to constitute a single segment of business.

A summary of the Company’s operations by geographic area follows (in thousands):

	Year ended June 30,
	2010	2011	2012
Revenue:
North America	$33,011	$32,182	$31,672
Europe (majority originating from U.S)	8,489	9,506	10,038
Japan	4,951	5,459	5,852
Rest of World (all originating from U.S.)	762	1,246	1,598

Total	$47,213	$48,393	$49,160

Operating income (loss) (A):
North America	(4,152)	(6,255)	(8,959)
Europe (inclusive of revenue originating from U.S.)	4,879	4,585	5,389
Japan	4,910	5,386	5,839
Rest of World (all originating from U.S.)	—	—	—

Total	$5,637	$3,716	$2,269

Identifiable assets:
North America	93,181	91,274	95,235
Europe	773	1,316	1,376
Japan	554	536	450
Rest of World (all originating from U.S.)	57	59	48

Total	$94,565	$93,185	$97,109

(A)	Operating income (loss) for Europe, Japan and Rest of World do not include any allocation of marketing, product development, technical support and administrative costs incurred in the United States.

11.	Statements of Cash Flows

The changes in current assets from operations reflected in the consolidated statements of cash flows are comprised of the following (in thousands):

	Year ended June 30,
	2010	2011	2012
Trade accounts receivable	$(388)	$(820)	$(198)
Prepaid expenses and other current assets	(323)	124	578

	$(711)	$(696)	$380

PERVASIVE SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in accounts payable and accrued liabilities from operations reflected in the consolidated statements of cash flows are comprised of the following (in thousands):

	Year ended June 30,
	2010	2011	2012
Trade accounts payable	$(311)	$(455)	$556
Accrued payroll and payroll related costs	(6)	462	(154)
Deferred rent and lease related accruals	(394)	520	780
Other accrued expenses	(265)	738	(268)

	$(976)	$1,265	$914

Supplemental disclosures:
Income taxes paid during the year:
Domestic	$1,532	$820	$1,364

Foreign	$105	$107	$67

12.	Subsequent Event

On August 13, 2012, the Company received an unsolicited, non-binding letter from Actian Corporation proposing to acquire all of the outstanding shares of the Company’s common stock for $8.50 per share in cash. The Company has retained Shea & Company, LLC to assist and advise the Company’s board of directors in its evaluation of such proposal, as well as the Company’s other strategic alternatives, including remaining independent and executing its existing strategic plans. Consistent with its fiduciary duties and in consultation with its independent financial and legal advisors, including Shea & Company, LLC, the Company’s board of directors will continue to evaluate the proposal and other strategic alternatives and determine the appropriate course of action that it believes is in the best interests of the Company’s stockholders.