Form 10-Q
period 2012-09-30
PERVASIVE SOFTWARE INC
filed 2012-11-01
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☑

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of October 30, 2012, 2012 there were 16,606,546 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2012	June 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,428	$11,115
Marketable securities	24,337	31,609
Trade accounts receivable, net	8,926	8,528
Deferred income taxes	1,051	1,169
Prepaid expenses and other current assets	1,775	1,240

Total current assets	54,517	53,661
Property and equipment, net	1,249	1,295
Purchased intangibles, net	954	1,085
Goodwill	38,508	38,508
Deferred income taxes	2,211	2,231
Other assets	271	329

Total assets	$97,710	$97,109

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$618	$781
Accrued payroll and payroll related costs	2,240	2,588
Deferred rent and lease related accruals	1,802	1,834
Other accrued expenses	1,573	1,474
Deferred revenues	7,028	7,770

Total current liabilities	13,261	14,447

Stockholders’ equity
Common stock	65,162	63,877
Retained earnings	19,287	18,785

Total stockholders’ equity	84,449	82,662

Total liabilities and stockholders’ equity	$97,710	$97,109

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2012	2011
Revenues:
Product licenses	$8,395	$7,617
Service and other	4,284	4,110

Total revenue	12,679	11,727

Costs and expenses:
Cost of product license revenues	449	368
Cost of service and other revenues	1,729	1,357
Sales and marketing	5,118	4,932
Research and development	3,362	3,086
General and administrative	1,251	1,753
Unsolicited proposal costs	146	—

Total costs and expenses	12,055	11,496

Operating income	624	231

Interest and other income, net	10	16
Income tax provision	(188)	(64)

Net income	$446	$183

Basic earnings per share	$0.03	$0.01

Diluted earnings per share	$0.03	$0.01

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended September 30,
	2012	2011
Net income	$446	$183
Foreign currency translation adjustments	53	31
Unrealized gain on investments	4	—

Comprehensive income	$503	$214

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended September 30,
	2012	2011
Cash from operations
Net income	$446	$183
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	322	356
Stock-based compensation expense	503	445
Bad debt expense and other non-cash adjustments	150	—
Deferred income tax expense	139	49
Changes in operating assets and liabilities:
Trade accounts receivable	(545)	467
Prepaid expenses and other current assets	(478)	333
Accounts payable and accrued liabilities	(442)	(960)
Deferred rent and lease related accruals	(32)	308
Deferred revenue	(748)	52

Net cash provided by (used in) operations	(685)	1,233

Cash from investing activities
Purchases of property and equipment	(144)	(358)
Sales and purchases of marketable securities, net	7,276	(4,430)
Decrease in other assets	1	2

Net cash provided by (used in) investing activities	7,133	(4,786)

Cash from financing activities
Proceeds from exercise of stock options	821	391
Purchase of treasury stock	(3)	(188)

Net cash provided by financing activities	818	203

Effect of exchange rate on cash and cash equivalents	47	(10)

Increase (decrease) in cash and cash equivalents	7,313	(3,360)
Cash and cash equivalents of beginning of period	11,115	8,280

Cash and cash equivalents at end of period	$18,428	$4,920

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

1. General and Basis of Financial Statements

The condensed balance sheet as of June 30, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements include the accounts of Pervasive Software Inc. and its majority-owned subsidiaries (collectively, the “Company” or “Pervasive”). All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2012, which are contained in the Company’s Annual Report filed on Form 10-K on September 4, 2012 (File No. 000-23043). The results of operations for the three-month periods ended September 30, 2012 and 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,
	2012	2011
Numerator:
Net income	$446	$183

Denominator:
Denominator for basic earnings per share – weighted average shares	15,642	14,876
Effect of dilutive securities	928	1,236

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	16,570	16,112

Basic earnings per share	$0.03	$0.01

Diluted earnings per share	$0.03	$0.01

At September 30, 2012 and 2011 approximately 62,500 and 363,000 shares, respectively, were not included in the diluted earnings per share calculation since the shares are anti-dilutive.

3. Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investment securities with an original maturity of three months or less at the date of purchase to be cash equivalents.

Marketable securities are classified as “available for sale”, excluding cash equivalents as described above, and are recorded at estimated fair value with any unrealized gains or losses included in other comprehensive income. Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for the periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

1.	Level 1 Inputs – Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – Inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 2 assets consist of marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Examples of assets currently utilizing Level 2 inputs are U.S. agency securities, commercial paper and municipal bonds. Our municipal bonds and U.S agency securities are traded in inactive markets and are categorized in Level 2.

3.	Level 3 Inputs – Used to measure the fair value of assets and liabilities for which little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Marketable securities consisted of the following (in thousands):

		September 30, 2012			June 30, 2012
	Fair Value Hierarchy	Cost	Unrealized Gain	Estimated Fair Value	Cost	Unrealized Gain	Estimated Fair Value
Municipal bonds, U.S. government agencies and commercial paper	Level 2	$24,320	$17	$24,337	$31,596	$13	$31,609

		$24,320	$17	$24,337	$31,596	$13	$31,609

4. Stock Compensation

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

	Three months ended September 30,
	2012	2011
Expected volatility (based on historical data)	33.3%	29.0%

Expected life in years	4.00	4.75

Risk-free interest rate	0.71%	1.15%

Fair value per award	$2.34	$1.82

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options. Share-based compensation expense was included in costs and expenses as follows:

	Three months ended September 30,
	2012	2011
Cost of service and other revenues	$19	$14

Sales and marketing	189	133

Research and development	115	74

General and administrative	180	224

Total	$503	$445

As of September 30, 2012, $3.6 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.9 years.

Restricted Stock

The vesting period for restricted stock is generally a three-year period. Stock will remain restricted until the full vesting period has expired. A summary of changes in restricted stock awards during the year ended June 30, 2012 and the three-month period ended September 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)
Outstanding and unvested at June 30, 2011	1,047,000	$4.42	1.29
Granted	539,000	5.96	2.71
Vested	(701,000)	3.84	—
Forfeited	(66,000)	5.36	—

Outstanding and unvested at June 30, 2012	819,000	5.73	2.56
Granted	17,000	8.29	2.90
Vested	—	—	—
Forfeited	(5,000)	5.66	—

Outstanding and unvested at September 30, 2012	831,000	$5.77	1.80

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Common Stock

The vesting period for stock options is generally over a four-year period. Options are generally exercisable by the holder only for the vested portion of each grant. A summary of changes in common stock options during the year ended June 30, 2012 and the three-month period ended September 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, June 30, 2011	2,303,706	$4.83
Granted	215,000	$6.26
Exercised	(365,705)	$3.95
Surrendered	(134,525)	$5.17

Options outstanding, June 30, 2012	2,018,476	$5.11
Granted	65,500	$8.29
Exercised	(163,925)	$5.01
Surrendered	(45,500)	$6.13

Options outstanding, September 30, 2012	1,874,551	$5.21

The following is additional information relating to outstanding options:

	Options Outstanding		Options Exercisable
Range of Exercise Price	September 30, 2012	June 30, 2012	September 30, 2012
$ 3.60 to $ 4.00	625,000	669,875	604,938
$ 4.03 to $ 6.00	729,300	831,100	585,675
$ 6.01 to $ 8.29	520,251	517,501	283,313

$ 3.60 to $ 8.29	1,874,551	2,018,476	1,473,926

5. Stock Repurchase Program

In July 2010, we announced the authorization of a $10.0 million stock repurchase plan which became effective on July 27, 2010. During the three months ended September 30, 2012, we repurchased 438 shares of common stock at a cost of approximately $3,000 under the stock repurchase plan approved on July 27, 2010. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice. As of September 30, 2012, approximately $1.4 million remained available for repurchases under this program.

6. Goodwill and Other Intangible Assets

As of September 30, 2012, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company evaluates intangible assets for potential impairment annually in the fourth quarter, or more frequently if other indicators of impairment arise.

On July 31, 2009, the Company completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc., a Web-based electronic data interchange (Web DI) technology company, for total consideration of approximately $2.6 million in cash.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other intangible assets, classified as purchased intangibles on the balance sheet, amounted to $1.0 million (net of accumulated amortization of $8.0 million) as of September 30, 2012. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 and $2.6 million related to the acquisition of ChanneLinx in the first quarter of fiscal 2010.

The Company amortizes intangible assets with indefinite useful lives on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three months ended September 30, 2012 was $0.1 million. Amortization expense for intangible assets is anticipated to be approximately $0.5 million for each of the years ended June 30, 2013 through June 30, 2014.

7. Recently Issued Accounting Standards

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

8. Unsolicited Proposal Costs

On September 12, 2012, Pervasive announced that its Board of Directors met to consider the advice of its independent financial advisor, Shea & Company, LLC, with respect to the evaluation of an unsolicited, non-binding proposal the company received from Actian Corporation on August 13, 2012. The Board of Directors instructed Shea & Company to solicit potential bids from interested parties and engage with those parties, including Actian Corporation, regarding their interest in acquiring Pervasive Software. During the quarter ending September 30, 2012, we incurred legal and financial advisory costs of approximately $146,000 associated with the unsolicited Actian proposal and related solicitation of potential bids (“unsolicited proposal costs”).

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

Our Operating Results

Our comparative results for the quarter ended September 30, 2012:

•	Revenue was $12.7 million, compared to $11.7 million for the first quarter of last fiscal year.

•	Net income was $0.4 million, or $0.03 diluted earnings per share, compared to net income of $0.2 million, or $0.01 diluted earnings per share, for the first quarter of last fiscal year.

We ended the first quarter of fiscal year 2013 with $42.8 million in cash and marketable securities.

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

In fiscal 2013, the Company is focused on:

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

Stock-Based Compensation Expense – We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Expected volatility is based on historical volatility, while the expected life is estimated to be 4.0 years based on historical trends. Further, we estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. Accordingly, our estimate of fair value may not represent the value assigned by a third-party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially impacts our results of operations, it has no impact on our cash position.

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. State tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future. The valuation allowance remaining at September 30, 2012 relates entirely to estimated expiration of state tax credit carryforwards prior to utilization.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Income:

	Three months ended September 30,
	2012	2011
Revenues:
Product licenses	66%	65%
Services and other	34	35

Total revenue	100	100
Costs and expenses:
Cost of product license revenues	4	3
Cost of service and other expenses	14	12
Sales and marketing	40	42
Research and development	26	26
General and administrative	10	15
Unsolicited proposal costs	1	—

Total costs and expenses	95	98

Operating income	5	2
Interest and other income, net	—	—
Income tax provision	(1)	—

Net income	4%	2%

Revenues

Revenue in fiscal year 2012 from our embedded database product, Pervasive PSQL, was consistent with fiscal year 2011. Our embedded database and related products represented approximately 57% of our revenue in fiscal year 2012. Our integration product revenue in fiscal year 2012 grew 4% over fiscal year 2011 and represents approximately 38% of our total revenue. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $12.7 million in the three months ended September 30, 2012, compared to $11.7 million reported for the comparable period in the prior fiscal year. Our product license revenues were $8.4 million in the three months ended September 30, 2012, representing an increase from $7.6 million reported for the comparable period in the prior fiscal year due primarily to an increase in license revenues for Pervasive PSQL. Our service and other revenues were $4.3 million in the three months ended September 30, 2012, compared to $4.1 million for the comparable period in the prior fiscal year.

Licenses of our embedded database software operating on Microsoft based operating systems continue to represent more than 90% of our database product license revenues. We expect the percentages of our revenues attributable to licenses of our software operating on particular platforms will change from time to time. We cannot be certain our revenues attributable to licenses of our software operating on Microsoft based, or any other operating system platform, will grow in the future.

International revenues, consisting of all revenues from customers located outside of North America, were $4.4 million and $5.2 million in the three months ended September 30, 2012 and 2011, representing 35% and 44% of total revenues, respectively. We expect international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product licenses consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues was $0.4 million and $0.4 million in the three months ended September 30, 2012 and 2011, representing 4% and 3% of total revenues, respectively. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the quarter ended September 30, 2012.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.7 million and $1.4 million in the three months ended September 30, 2012 and 2011, representing 14% and 12% of total revenues, respectively. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended September 30, 2012.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expense, marketing programs and promotional expense, and travel and entertainment. Sales and marketing expenses were $5.1 million and $4.9 million in the three months ended September 30, 2012 and 2011, representing 40% and 42% of total revenues, respectively. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended September 30, 2012.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $3.4 million and $3.1 million in the three months ended September 30, 2012 and 2011, representing 26% and 26% of total revenues, respectively. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended September 30, 2012.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.3 million and $1.8 million in the three months ended September 30, 2012 and 2011, representing 10% and 15% of total revenues, respectively. The decrease in the quarter ended September 30, 2012 is due primarily to certain fees associated with our defense in ongoing patent litigation and the timing of fees associated with our annual independent audit incurred in the quarter ended September 30, 2011. We anticipate that our general and administrative expenses in the near term will be consistent with the costs incurred during the three months ended September 30, 2012.

Unsolicited Proposal Costs. On September 12, 2012, Pervasive announced that its Board of Directors met to consider the advice of its independent financial advisor, Shea & Company, LLC, with respect to the evaluation of an unsolicited, non-binding proposal the company received from Actian Corporation on August 13, 2012. The Board of Directors instructed Shea & Company to solicit potential bids from interested parties and engage with those parties, including Actian Corporation, regarding their interest in acquiring Pervasive Software. During the quarter ending September 30, 2012, we incurred legal and financial advisory costs of approximately $146,000 associated with the unsolicited Actian proposal and related solicitation of potential bids (“unsolicited proposal costs”). We anticipate that our unsolicited proposal costs will increase during the three months ending December 31, 2012.

Stock-based compensation expense. Stock-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options. Stock-based compensation expense was included in costs and expenses as follows:

	Three months ended September 30,
	2012	2011
Cost of service and other revenues	$19	$14
Sales and marketing	189	133
Research and development	115	74
General and administrative	180	224

Total	$503	$445

We anticipate our stock-based compensation expense in the near term will be consistent with the expense in the quarter ending September 30, 2012.

Provision for Income Taxes. Provision for income taxes was approximately $0.2 million and $0.1 million in the three months ended September 30, 2012 and 2011, respectively. The Company’s estimated annual effective tax rate and associated provision for income taxes for the three months ended September 30, 2012 is based on an estimate of consolidated earnings before any unsolicited proposal costs not yet incurred and before income taxes for fiscal 2013. The tax effect of unsolicited proposal costs will be recognized as a discrete tax adjustment in the quarter such costs are incurred. The estimated annual effective tax rate is impacted primarily by estimates of non-deductible expenses, deductions related to domestic production activities and tax exempt income, the effects of state and foreign operations, and credits generated.

Liquidity and Capital Resources

Cash used in operations was $0.7 million for the three months ended September 30, 2012. Cash provided by operations was $1.2 million for the three months ended September 30, 2011. Cash used in operations for the three months ended September 30, 2012 resulted primarily from an increase in trade accounts receivable, an increase in prepaid expenses and other current assets, a decrease in accounts payable and other accrued liabilities and a decrease in deferred revenue, partially offset by income from operations as adjusted for non-cash items. Cash provided by operations for the three months ended September 30, 2011 resulted primarily from income from operations as adjusted for non-cash items, a decrease in trade accounts receivable and prepaid and other current assets, partially offset by a decrease in accounts payable and other accrued liabilities. We expect our cash flow from operations will be sufficient to meet liquidity needs in the foreseeable future without obtaining additional financing sources.

During the quarter ended September 30, 2012, we received net proceeds of $7.3 million from the maturity or sale of marketable securities, consisting of taxable and tax advantaged securities. During the quarter ended September 30, 2011, we invested $4.4 million, net, in marketable securities. In addition, we purchased property and equipment totaling approximately $0.1 million and $0.4 million in the three months ended September 30, 2012 and 2011, respectively. This property consisted primarily of computer hardware and software. We expect our capital expenditures in the near term will be consistent with recent quarterly expenditures.

During the three months ended September 30, 2012 and 2011, we received approximately $821,000 and $391,000, respectively, in proceeds from the exercise of stock options resulting in the issuance of shares of our common stock of approximately 164,000 and 100,000 for the three-month periods ended September 30, 2012 and 2011, respectively.

On September 30, 2012, we had $41.3 million in working capital, including $42.8 million in cash, cash equivalents and marketable securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2012, the result would have been a decrease in revenue and operating income of approximately $0.1 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2012, the result would have been a decrease in operating income of approximately $0.2 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of all currencies was not material for the three months ended September 30, 2012. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

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

There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The company is not a party to any material legal proceeding.

Uniloc

On September 14, 2010, UnilocUSA, Inc. and Uniloc Singapore Private Ltd. (Uniloc) filed a complaint in the Eastern District of Texas against 12 defendants, including Pervasive, alleging patent infringement. The patent in question, United States Patent number 5,490,216 titled “System for Software Registration,” was issued on February 6, 1996 (216 Patent). In November a separate complaint was filed in California State Court against Uniloc by a third party claiming ownership of the 216 Patent and on November 21, 2011, the Court ordered that this case is stayed until further notice. On October 19, 2012, Uniloc filed a Motion to Lift Stay with the Court. We believe our products do not infringe the patent. Pervasive intends to vigorously defend itself and believes the outcome of this proceeding will not have a material adverse effect on our business, operating results or financial condition.

JuxtaComm

On January 21, 2010, JuxtaComm-Texas Software, LLC (JuxtaComm) filed a complaint (as amended April 22, 2010) in the United States District Court for the Eastern District of Texas (Court) against numerous defendants, including Pervasive, alleging patent infringement.

On May 12, 2011, the United States Patent and Trademark Office (PTO) issued a Final Office Action rejecting all asserted claims of the patent in question, essentially resulting in the patent being invalid. The various defendants filed various motions to stay litigation on the matter pending completion of all appeal processes JuxtaComm might follow with the PTO. The Board of Patent Appeals and Interferences (now called the Patent Trial and Appeal Board, “PTAB”) held a Hearing on October 3; their final decision is pending.

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

On September 19, 2012, the Court entered its final Order, and on September 28, 2012, JuxtaComm filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit (CAFC).

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

While the PTO has rejected all asserted claims of the patent in question (pending completion of appeal to the PTAB), and the Court granted our motion for summary judgment (pending completion of appeal to the CAFC), we further believe we have valid defenses to JuxtaComm’s claims. We believe we will prevail either in our contentions that the JuxtaComm patent is invalid or our products do not infringe the patent. Pervasive intends to vigorously defend itself and believes the outcome of this proceeding will not have a material adverse effect on our business, operating results or financial condition.

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

Revenue in fiscal year 2012 from our embedded database product, Pervasive PSQL, was consistent with fiscal year 2011. Our embedded database and related products represented approximately 57% of our revenue in fiscal year 2012. Our integration product revenue in fiscal 2012 grew 4% over fiscal year 2011 and represented approximately 38% of our total revenue. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

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

We issue stock options and restricted stock as key components of our overall compensation. There is pressure on public companies from stockholders generally and various organizations to reduce the rate at which companies issue stock options and restricted stock to employees, which may make it more difficult to obtain stockholder approval of equity compensation plans when required. As a result, we may lose top employees to non-public, start-up companies or may generally find it more difficult to attract, retain and motivate highly skilled employees, either of which could materially and adversely affect our business, results of operations and financial condition.

We Have Received an Unsolicited, Non-Binding Proposal to Acquire all of the Outstanding Shares of Our Common Stock, Which Proposal May be Disruptive to Our Business and Threaten to Adversely Affect Our Business, Financial Condition, or Results of Operations.

On August 13, 2012, we received an unsolicited, non-binding letter from Actian Corporation proposing to acquire all of the outstanding shares of our common stock for $8.50 per share in cash. We retained Shea & Company, LLC to assist and advise our board of directors in its evaluation of such proposal, as well as our other strategic alternatives, including remaining independent and executing our existing strategic plans. On September 12, 2012, Pervasive announced that its Board of Directors met to consider the advice of its independent financial advisor, Shea & Company, LLC, with respect to the evaluation of Actian proposal and instructed Shea & Company to solicit potential bids from interested parties and engage with those parties, including Actian Corporation, regarding their interest in acquiring Pervasive Software. There can be no assurance that the Board of Director’s continued consideration of the Actian proposal or any alternative proposals that Pervasive may receive from any other parties will result in a transaction with Actian or any other party. Moreover, the unsolicited nature of the proposal may disrupt our business by causing uncertainty among current and potential employees, suppliers, customers, and other constituencies important to our success, which could negatively impact our financial results and business initiatives. We believe the future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations based on many factors, including uncertainty associated with the unsolicited offer by Actian.

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

During the twenty-six fiscal quarters ending September 30, 2012, the Company has acquired approximately 10.5 million shares of its common stock on the open market at a total cost of approximately $46.3 million, or approximately $4.36 price per share. The Company’s Board of Directors approved the current stock repurchase plan effective July 27, 2010, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million, of which approximately $1.4 million remains available as of September 30, 2012. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

We May Be Exposed to Potential Risks if We Do Not Have an Effective System of Disclosure Controls or Internal Controls or Fail on an On-going Basis to Properly Address and Implement Section 404 of Sarbanes-Oxley

We must comply, on an on-going basis, with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), including those provisions that establish the requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of Section 404 of SOX, we may not be able to accurately or timely report on our financial results or adequately identify and reduce the likelihood of fraud. Additionally, if we were to identify any material weakness over our internal control over financial reporting, we also cannot ensure that we could correct any such material weakness to allow our management to conclude that our internal controls over financial reporting are effective in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in any report to be filed with the SEC or attest that we have maintained effective internal control over financial reporting. As a result, the financial position of our business could be harmed; current and potential future stockholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our trading price; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	—	—	12,007,242	$1,408,000
August 1, 2012 to August 31, 2012	438	$6.54	12,007,680	$1,405,000
September 1, 2012 to September 30, 2012	—	—	12,007,680	$1,405,000

Total	438

In July 2010, we announced the authorization of a $10.0 million stock repurchase plan which became effective on July 27, 2010. During the three months ended September 30, 2012, we repurchased 438 shares of common stock at a cost of approximately $3,000 under the stock repurchase plan approved on July 27, 2010. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

(a) Exhibits under Item 601 of Regulation S-K

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

10.1*	Form of Indemnification Agreement

10.2*****	2006 Equity Incentive Plan – Amended and Restated November 15, 2010

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.11++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.13++++	Amendment No. 2 to the Lease between Riata Holdings, L.P., successor-in-interest to Carr Texas OP, LP, and Pervasive Software Inc. dated September 24, 2004

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

101******	Interactive Data Files

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
*****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on January 26, 2011.

++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 28, 2004.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.
++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 23, 2011.
******	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2012	PERVASIVE SOFTWARE INC. (Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

10.1*	Form of Indemnification Agreement

10.2*****	2006 Equity Incentive Plan – Amended and Restated November 15, 2010

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.11++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.13++++	Amendment No. 2 to the Lease between Riata Holdings, L.P., successor-in-interest to Carr Texas OP, LP, and Pervasive Software Inc. dated September 24, 2004

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

101******	Interactive Data Files

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
*****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on January 26, 2011.

++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 28, 2004.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.
++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 23, 2011.
******	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.