Form 10-Q
period 2012-12-31
PERVASIVE SOFTWARE INC
filed 2013-01-31
CIK 1042821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 20, 2013 there were 16,900,546 shares of the Registrant’s common stock outstanding.

PERVASIVE SOFTWARE INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2012	June 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,585	$11,115
Marketable securities	18,089	31,609
Trade accounts receivable, net	8,396	8,528
Deferred income tax assets	987	1,169
Prepaid expenses and other current assets	1,952	1,240

Total current assets	57,009	53,661
Property and equipment, net	1,286	1,295
Purchased intangibles, net	824	1,085
Goodwill	38,508	38,508
Deferred income tax assets	2,134	2,231
Other assets	232	329

Total assets	$99,993	$97,109

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$326	$781
Accrued payroll and payroll related costs	2,824	2,588
Deferred rent and lease related accruals	1,769	1,834
Other accrued expenses	1,424	1,474
Deferred revenues	7,157	7,770

Total current liabilities	13,500	14,447

Stockholders’ equity:
Common stock	66,860	63,877
Retained earnings	19,633	18,785

Total stockholders’ equity	86,493	82,662

Total liabilities and stockholders’ equity	$99,993	$97,109

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Revenues:
Product licenses	$7,784	$7,229	$16,179	$14,846
Service and other	4,730	4,651	9,014	8,761

Total revenue	12,514	11,880	25,193	23,607

Costs and expenses:
Cost of product license revenues	378	349	827	717
Cost of service and other revenues	1,761	1,491	3,490	2,848
Sales and marketing	4,886	4,933	10,004	9,865
Research and development	3,219	3,033	6,581	6,119
General and administrative	1,256	1,526	2,507	3,279
Unsolicited proposal costs	433	—	579	—

Total costs and expenses	11,933	11,332	23,988	22,828

Operating income	581	548	1,205	779

Interest and other income, net	9	18	19	34
Income tax provision	(145)	(60)	(333)	(124)

Net income	$445	$506	$891	$689

Basic earnings per share	$0.03	$0.03	$0.06	$0.05

Diluted earnings per share	$0.03	$0.03	$0.05	$0.04

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Net income	$445	$506	$891	$689
Foreign currency translation adjustments	(91)	(17)	(38)	14
Unrealized gain (loss) on investments	(9)	10	(5)	10

Comprehensive income	$345	$499	$848	$713

See accompanying notes.

PERVASIVE SOFTWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended December 31,
	2012	2011
Cash from operations
Net income	$891	$689
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	649	684
Stock-based compensation expense	984	913
Other non-cash adjustments	150	—
Deferred income tax (expense) benefit	280	(206)
Changes in current operating assets and liabilities:
Trade accounts receivable	(13)	907
Prepaid expenses and other current assets	(259)	231
Accounts payable and accrued liabilities	(757)	(692)
Deferred rent and lease related accruals	(64)	616
Deferred revenue	(620)	359

Net cash provided by operations	1,241	3,501

Cash from investing activities
Purchases of property and equipment	(376)	(482)
Sales and purchases of marketable securities, net	13,514	(1,916)
Decrease in other assets	2	4

Net cash provided by (used in) investing activities	13,140	(2,394)

Cash from financing activities
Proceeds from exercise of stock options	2,097	488
Purchase of treasury stock	(3)	(693)

Net cash provided by (used in) financing activities	2,094	(205)

Effect of exchange rate on cash and cash equivalents	(5)	(40)

Increase in cash and cash equivalents	16,470	862
Cash and cash equivalents at beginning of period	11,115	8,280

Cash and cash equivalents at end of period	$27,585	$9,142

See accompanying notes.

PERVASIVE SOFTWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended June 30, 2012, which are contained in the Company’s Annual Report filed on Form 10-K on September 4, 2012 (File No. 000-23043). The results of operations for the three and six month periods ended December 31, 2012 and 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Numerator:
Net income	$445	$506	$891	$689

Denominator:
Denominator for basic earnings per share - weighted average shares	15,824	14,899	15,733	14,887
Effect of dilutive securities	923	1,252	848	1,324

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	16,747	16,151	16,581	16,211

Basic earnings per share	$0.03	$0.03	$0.06	$0.05

Diluted earnings per share	$0.03	$0.03	$0.05	$0.04

At December 31, 2012 and 2011 options representing approximately 107,000 and 376,000 shares, respectively, were not included in the diluted earnings per share calculation since the shares are anti-dilutive.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

1.	Level 1 Inputs – Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – Inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Level 2 assets consist of marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Examples of assets currently utilizing Level 2 inputs are U.S. agency securities, commercial paper and municipal bonds.

3.	Level 3 Inputs – Used to measure the fair value of assets and liabilities for which little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Marketable securities consisted of the following (in thousands):

		December 31, 2012			June 30, 2012
	Fair Value Hierarchy	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Municipal bonds, U.S. government agencies and commercial paper	Level 2	$18,081	$8	$18,089	$31,596	$13	$31,609

		$18,081	$8	$18,089	$31,596	$13	$31,609

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Expected volatility (based on historical data)	33.9%	30.5%	33.7%	29.7%

Expected life in years	4.0	4.75	4.0	4.75

Risk-free interest rate	0.70%	0.83%	0.70%	1.00%

Fair value per award	$2.47	$1.69	$2.43	$1.76

Stock-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options. Stock-based compensation expense is included in costs and expenses as follows:

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Cost of service and other revenues	$20	$15	$39	$29

Sales and marketing	174	148	363	281

Research and development	101	75	216	149

General and administrative	186	229	366	453

Total	$481	$467	$984	$912

As of December 31, 2012, $4.1 million of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.0 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted Stock

The vesting period for restricted stock is generally a three year period. Stock will remain restricted until the full vesting period has expired. A summary of changes in restricted stock awards during the year ended June 30, 2012 and the six month period ended December 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)
Outstanding and unvested at June 30, 2011	1,047,000	4.42	1.29
Granted	539,000	5.96	2.71
Vested	(701,000)	3.84	—
Forfeited	(66,000)	5.36	—

Outstanding and unvested at June 30, 2012	819,000	5.73	2.56
Granted	67,000	8.73	3.60
Vested	(50,000)	3.95	—
Forfeited	(7,000)	5.66	—

Outstanding and unvested at December 31, 2012	829,000	$6.00	1.70

Common Stock

The vesting period for stock options is generally a four-year period. Options are generally exercisable by the holder only for the vested portion of each grant. A summary of changes in common stock options during the year ended June 30, 2012 and the six month period ended December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, June 30, 2011	2,303,706	$4.83
Granted	215,000	$6.26
Exercised	(365,705)	$3.95
Surrendered	(134,525)	$5.17

Options outstanding, June 30, 2012	2,018,476	$5.11
Granted	113,000	$8.57
Exercised	(454,926)	$4.61
Surrendered	(57,500)	$6.06

Options outstanding, December 31, 2012	1,619,050	$5.46

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is additional information relating to outstanding options:

	Options Outstanding		Options Exercisable
Range of Exercise Price	December 31, 2012	June 30, 2012	December 31, 2012
$ 3.60 to $ 4.00	439,250	669,875	418,625
$ 4.03 to $ 6.00	618,550	831,100	478,550
$ 6.01 to $ 8.95	561,250	517,501	301,500

$ 3.60 to $8.95	1,619,050	2,018,476	1,198,675

5. Stock Repurchase Program

In July 2010, we announced the authorization of a $10.0 million stock repurchase plan which became effective on July 27, 2010. During the three months ended December 31, 2012, we did not repurchase any shares of common stock. The repurchase program may be suspended or discontinued at any time without prior notice. As of December 31, 2012, approximately $1.4 million remained available for repurchases under this program.

6. Goodwill and Other Intangible Assets

As of December 31, 2012, Pervasive had goodwill in the amount of $38.5 million associated with the acquisition of Data Junction. The Company evaluates intangible assets for potential impairment annually in the fourth quarter, or more frequently if other indicators of impairment arise.

On July 31, 2009, the Company completed the purchase of assets from Greenville, SC-based ChanneLinx, Inc., a Web-based electronic data interchange (Web DI) technology company, for total consideration of approximately $2.6 million in cash.

Other intangible assets, classified as purchased intangibles on the balance sheet, amounted to $0.8 million (net of accumulated amortization of $8.1 million) as of December 31, 2012. These intangible assets consist of developed technology, including the $6.3 million value assigned to amortizable intangible assets related to developed technology in connection with the acquisition of Data Junction during the second quarter of fiscal 2004 and $2.6 million related to the acquisition of ChanneLinx in the first quarter of fiscal 2010.

The Company amortizes intangible assets with definite useful lives on a straight-line basis over their estimated useful lives, generally five years. Amortization expense for the three and six months ended December 31, 2012 was $0.1 million and $0.3 million, respectively. Amortization expense for intangible assets is anticipated to be approximately $0.5 million for each of the years ended June 30, 2013 through June 30, 2014.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8. Unsolicited Proposal Costs

On September 12, 2012, Pervasive announced that its Board of Directors met to consider the advice of its independent financial advisor, Shea & Company, LLC, with respect to the evaluation of an unsolicited, non-binding proposal the company received from Actian Corporation on August 13, 2012. The Board of Directors instructed Shea & Company to solicit potential bids from interested parties and engage with those parties, including Actian Corporation, regarding their interest in acquiring Pervasive Software. During the three and six months ending December 31, 2012, we incurred legal and financial advisory costs of approximately $433,000 and $579,000, respectively, associated with the unsolicited Actian proposal and related solicitation of potential bids (“unsolicited proposal costs”).

9. Subsequent Event

On January 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Actian Corporation, a Delaware corporation (“Actian”), and Actian Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of Actian (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), and the Company shall continue as the surviving corporation of the Merger and as a wholly owned subsidiary of Actian.

Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company (the “Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company or Actian or any subsidiary thereof) will be cancelled and extinguished and automatically converted into the right to receive $9.20 in cash; each option to purchase Common Stock outstanding immediately prior to the Effective Time (whether vested or unvested) shall be cancelled and converted into, and shall become a right to receive, an amount in cash equal to the product of (a) the excess, if any, of $9.20 less the exercise price per share attributable to such option and (b) the number of shares of Common Stock issuable upon exercise in full of such option; and each restricted stock unit outstanding immediately prior to the Effective Time shall be cancelled and converted into, and shall become a right to receive, an amount in cash equal to the product of (x) $9.20 and (y) the number of shares of Common Stock issuable upon settlement in full of the restricted stock unit, in each case without interest and subject to any applicable withholding of taxes.

The completion of the Merger is subject to various closing conditions, including obtaining the approval of the stockholders holding a majority of the outstanding Common Stock of the Company and receiving antitrust approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

Pursuant to the terms of the Merger Agreement, the Company is subject to a “no-shop” restriction on its ability to solicit alternative acquisition proposals, provide information and engage in discussions with third parties. The no-shop provision is subject to provisions that allow the Company under certain circumstances to provide information and participate in discussions with respect to unsolicited alternative acquisition proposals.

The Merger Agreement contains certain termination rights for both the Company and Actian, including upon the failure by Actian to obtain the required debt financing for the transaction. The Merger Agreement provides that, upon termination under specified circumstances, the Company would be required to pay Actian a termination fee of approximately $4.9 million, and upon termination under specified circumstances, Actian would be required to pay the Company a termination fee of $10.0 million.

The Board of Directors of the Company has approved the Merger and the Merger Agreement. Shea & Company, LLC (“Shea”) has served as financial advisor to the Board of Directors. On January 27, 2013, Shea delivered a written opinion to the Board of Directors that, as of the date of the Merger Agreement (subject to the assumptions, qualifications, limitations and other matters set forth therein), the merger consideration is fair to the holders of the Common Stock of the Company from a financial point of view.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:

•	A discussion of certain recent developments affecting Pervasive.

•	Executive Overview that discusses at a high level our business, our operating results and some of the trends that affect our business.

•	Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements.

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

Recent Development

On January 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Actian Corporation, a Delaware corporation (“Actian”), and Actian Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of Actian (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), and the Company shall continue as the surviving corporation of the Merger and as a wholly owned subsidiary of Actian.

Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company (the “Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company or Actian or any subsidiary thereof) will be cancelled and extinguished and automatically converted into the right to receive $9.20 in cash; each option to purchase Common Stock outstanding immediately prior to the Effective Time (whether vested or unvested) shall be cancelled and converted into, and shall become a right to receive, an amount in cash equal to the product of (a) the excess, if any, of $9.20 less the exercise price per share attributable to such option and (b) the number of shares of Common Stock issuable upon exercise in full of such option; and each restricted stock unit outstanding immediately prior to the Effective Time shall be cancelled and converted into, and shall become a right to receive, an amount in cash equal to the product of (x) $9.20 and (y) the number of shares of Common Stock issuable upon settlement in full of the restricted stock unit, in each case without interest and subject to any applicable withholding of taxes.

The completion of the Merger is subject to various closing conditions, including obtaining the approval of the stockholders holding a majority of the outstanding Common Stock of the Company and receiving antitrust approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

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

Our Operating Results

Our comparative results for the quarter ended December 31, 2012:

•	Revenue was $12.5 million, compared to $11.9 million for the second quarter of last fiscal year.

•	Net income was $0.4 million, or $0.03 diluted earnings per share, compared to net income of $0.5 million, or $0.03 diluted earnings per share, for the second quarter of last fiscal year.

We ended the second quarter of fiscal year 2013 with $45.7 million in cash, cash equivalents and marketable securities.

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

In fiscal year 2013, the Company is focused on:

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

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes and net operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. State tax credit carryforwards are subject to potential expiration if not utilized by certain dates in the future. The valuation allowance remaining at December 31, 2012 relates entirely to estimated expiration of state tax credit carryforwards prior to utilization.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our Consolidated Statements of Income:

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Revenues:
Product licenses	62%	61%	64%	63%
Services and other	38	39	36	37

Total revenue	100	100	100	100
Costs and expenses:
Cost of product license revenues	3	3	3	3
Cost of service and other expenses	14	12	14	12
Sales and marketing	39	41	40	42
Research and development	26	26	26	26
General and administrative	10	13	10	14
Unsolicited proposal costs	3	—	2	—

Total costs and expenses	95	95	95	97

Operating income	5	5	5	3
Interest and other income, net	—	—	—	—
Income tax provision	(1)	(1)	(1)	—

Net income	4%	4%	4%	3%

Revenues

Revenue in fiscal year 2012 from our embedded database product, Pervasive PSQL, was consistent with fiscal year 2011. Our embedded database and related products represented approximately 57% of our revenue in fiscal year 2012. Our integration product revenue in fiscal year 2012 grew 4% over fiscal year 2011 and represented approximately 38% of our total revenue. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

Our revenues were $12.5 million in the three months ended December 31, 2012, representing a 5% increase over $11.9 million for the comparable period in the prior fiscal year. Our revenues for the six-month period ending December 31, 2012 increased by 7% to $25.2 million as compared to $23.6 million for the comparable period in the prior fiscal year. Our product license revenues were $7.8 million in the three months ended December 31, 2012, an increase of 8% over $7.2 million for the comparable period in the prior fiscal year. Our product license revenues for the six-month period ending December 31, 2012 were $16.2 million, an increase of 9% over $14.8 million for the comparable period in the prior fiscal year. Our service and other revenues were $4.7 million in the three months ended December 31, 2012, consistent with the $4.7 million for the comparable period in the prior fiscal year. Our service and other revenues for the six-month period ending December 31, 2012 were $9.0 million, an increase of 2% over $8.8 million for the comparable period in the prior fiscal year.

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

International revenues, consisting of all revenues from customers located outside of North America, were $4.1 million and $4.0 million in the three months ended December 31, 2012 and 2011, respectively, representing 33% and 34% of total revenues, respectively. International revenues were $8.6 million and $9.2 million in the six months ended December 31, 2012 and 2011, representing 34% and 39% of total revenues, respectively. We expect that international revenues will continue to account for a significant portion of our revenues in the future.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the cost to manufacture and fulfill orders for our shrink-wrap software products, payment of license fees for third-party technologies embedded in our products and amortization of purchased technology. Cost of product license revenues was $0.4 million and $0.3 million in the three months ended December 31, 2012 and 2011, representing 3% of total revenues in both periods. Cost of product license revenues was $0.8 million and $0.7 million for the six-month period ending December 31, 2012 and 2011, representing 3% of total revenues in both periods. We anticipate that cost of product license revenues in the near term will be consistent with the costs incurred during the quarter ended December 31, 2012.

Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of the cost to provide technical support, primarily telephone support, which is typically provided within 30 days of purchase and the costs to deliver professional services and training services to others. Cost of service and other revenues was $1.8 million and $1.5 million in the three months ended December 31, 2012 and 2011, representing 14% and 12% of total revenues, respectively. Cost of service and other revenues was $3.5 million and $2.8 million for the six-month periods ending December 31, 2012 and 2011, representing 14% and 12% of total revenues, respectively. We anticipate that cost of service and other revenues in the near term will be consistent with the costs incurred during the three months ended December 31, 2012.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, foreign sales office expense, marketing programs and promotional expense, and travel and entertainment. Sales and marketing expenses were $4.9 million in each of the three-month periods ended December 31, 2012 and 2011, representing 39% and 41% of total revenues, respectively. Sales and marketing expenses were $10.0 million and $9.9 million for the six months ending December 31, 2012 and 2011, representing 40% and 42% of total revenues, respectively. We expect sales and marketing expenses in the near term will be consistent with the costs incurred during the three months ended December 31, 2012.

Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $3.2 million and $3.0 million in the three months ended December 31, 2012 and 2011, representing 26% of total revenues in both periods. Research and development expenses were $6.6 million and $6.1 million for the six months ended December 31, 2012 and 2011, representing 26% of total revenue in both periods. We anticipate that research and development expenses in the near term will be consistent with the costs incurred during the three months ended December 31, 2012.

General and Administrative. General and administrative expenses consist primarily of the personnel and other costs associated with our finance, human resources and administrative departments. General and administrative expenses were $1.3 million and $1.5 million in the three-month periods ending December 31, 2012 and 2011, representing 10% and 13% of total revenues, respectively. General and administrative expenses were $2.5 million and $3.3 million for the six months ended December 31, 2012 and 2011, representing 10% and 14% of total revenues, respectively. The decrease in the three and six month periods ended December 31, 2012 is due primarily to certain fees associated with our defense in ongoing patent litigation and the timing of fees associated with our annual independent audit in fiscal year 2012. We anticipate that our general and administrative expenses in the near term will be consistent with costs incurred during the three months ended December 31, 2012.

Unsolicited Proposal Costs. On September 12, 2012, Pervasive announced that its Board of Directors met to consider the advice of its independent financial advisor, Shea & Company, LLC, with respect to the evaluation of an unsolicited, non-binding proposal the Company received from Actian Corporation on August 13, 2012. The Board of Directors instructed Shea & Company to solicit potential bids from interested parties and engage with those parties, including Actian Corporation, regarding their interest in acquiring Pervasive Software. During the three and six months ending December 31, 2012, we incurred legal and financial advisory costs of approximately $433,000 and $579,000, respectively, associated with the unsolicited Actian proposal and related solicitation of potential bids (“unsolicited proposal costs”). We anticipate that our unsolicited proposal costs will increase during the three months ending March 31, 2013.

Stock-based compensation expense. Stock-based compensation expense reflects non-cash compensation expense associated with restricted stock purchase rights and employee stock options. Stock-based compensation expense is included in costs and expenses as follows:

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Cost of service and other revenues	$20	$15	$39	$29
Sales and marketing	174	148	363	281
Research and development	101	75	216	149
General and administrative	186	229	366	453

Total	$481	$467	$984	$912

We anticipate our stock-based compensation expense in the near term will be consistent with the expense in the quarter ending December 31, 2012.

Interest and Other Income. Interest and other income was $9,000 and $18,000 for the three months ended December 31, 2012 and 2011, respectively. Interest and other income was $19,000 and $34,000 for the six months ended December 31, 2012 and 2011, respectively. We do not anticipate any changes to interest and other income.

Provision for Income Taxes. Provision for income taxes was approximately $0.1 million in each of the three months ended December 31, 2012 and 2011. Provision for income taxes was approximately $0.3 million and $0.1 million in the six months ended December 31, 2012 and 2011, respectively. The Company’s estimated annual effective tax rate and associated provision for income taxes for the three and six months ended December 31, 2012 is based on an estimate of consolidated earnings before any unsolicited proposal costs not yet incurred and before income taxes for year 2013. The tax effect of unsolicited proposal costs will be recognized as a discrete tax adjustment in the quarter such costs are incurred. The estimated annual effective tax rate is impacted primarily by estimates of non-deductible expenses, deductions related to domestic production activities and tax exempt income, the effects of state and foreign operations, tax legislation and credits generated. The federal research credit expired December 31, 2011 and was retroactively reinstated effective January 2, 2013. As such, our third quarter effective tax rate will benefit from the effects of this retroactive reinstatement.

Liquidity and Capital Resources

Cash provided by operations was $1.2 million and $3.5 million for the six months ended December 31, 2012 and 2011, respectively. Cash provided by operations for the six months ended December 31, 2012 resulted primarily from net income as adjusted for non-cash items, partially offset by an increase in prepaid expenses and other current assets, a decrease in accounts payable and accrued liabilities and a decrease in deferred revenue. Cash provided by operations for the six months ended December 31, 2011 resulted primarily from net income as adjusted for non-cash items, a decrease in accounts receivable, an increase in deferred rent and lease related accruals, and an increase in deferred revenue, partially offset by a decrease in accounts payable and accrued liabilities.

During the six months ending December 31, 2012, we received net proceeds of $13.5 million from the sale or maturity of marketable securities, consisting of taxable and tax advantaged securities. During the six months ending December 31, 2011, we invested $1.9 million, net of investment sales, in marketable securities. In addition, we purchased property and equipment totaling approximately $0.4 million and $0.5 million in the six months ended December 31, 2012 and 2011, respectively. This property consisted primarily of computer hardware and software. We expect that our capital expenditures will be consistent with the prior fiscal year.

During the six months ended December 31, 2012 and 2011, we received approximately $2.1 million and $488,000, respectively, in proceeds from the exercise of stock options resulting in the issuance of approximately 455,000 and 126,000 shares of our common stock for the six-month periods ended December 31, 2012 and 2011, respectively.

On December 31, 2012, we had $43.5 million in working capital, including $45.7 million in cash, cash equivalents and marketable securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Japan, Belgium, Germany, France and England and conduct transactions in the local currency of each location. If the U.S. dollar to Japanese yen rate had remained unchanged throughout fiscal 2012, the result would have been a decrease in revenue and operating income of approximately $0.1 million. If the U.S. dollar to euro rate had remained unchanged throughout fiscal 2012, the result would have been a decrease in operating income of approximately $0.2 million. We monitor our foreign currency exposure and, from time to time will attempt to reduce our exposure through hedging. The impact of fluctuations in the relative value of all currencies was not material for the six months ended December 31, 2012. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

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

Uniloc

On September 14, 2010, UnilocUSA, Inc. and Uniloc Singapore Private Ltd. (Uniloc) filed a complaint in the Eastern District of Texas against 12 defendants, including Pervasive, alleging patent infringement. The patent in question, United States Patent number 5,490,216 titled “System for Software Registration,” was issued on February 6, 1996 (216 Patent). In November a separate complaint was filed in California State Court against Uniloc by a third party claiming ownership of the 216 Patent and on November 21, 2011, the Court ordered this case stayed pending resolution of the ownership lawsuit. The parties settled the ownership dispute, and on October 19, 2012, Uniloc filed a Motion to Lift Stay with the Court. Defendants have challenged Uniloc’s right to bring and maintain this lawsuit. We believe our products do not infringe the patent. Pervasive intends to vigorously defend itself and believes the outcome of this proceeding will not have a material adverse effect on our business, operating results or financial condition.

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

On September 19, 2012, the Court entered its final Order, and on September 28, 2012, JuxtaComm filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit (CAFC). JuxtaComm filed its appeal brief with the CAFC on January 2, 2013.

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

While the PTO has rejected all asserted claims of the patent in question (pending completion of appeal to the PTAB), and the Court granted our motion for summary judgment (pending completion of appeal to the CAFC), we further believe we have other valid defenses to JuxtaComm’s claims. We believe we will prevail either in our contentions that the JuxtaComm patent is invalid or our products do not infringe the patent. Pervasive intends to vigorously defend itself and believes the outcome of this proceeding will not have a material adverse effect on our business, operating results or financial condition.

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

Revenue in fiscal year 2012 from our embedded database product, Pervasive PSQL, was consistent with fiscal year 2011. Our embedded database and related products represented approximately 57% of our revenue in fiscal year 2012. Our integration product revenue in fiscal 2012 grew 4% over fiscal year 2011and represented approximately 38% of our total revenue. A reduction in our embedded database business, or our inability to grow our integration products business, could have a material adverse effect on our business, operating results and financial condition.

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

In July 2001, we formed a business venture with AG-TECH Corporation, a company developing, selling and importing packaged software, to sell and support certain of our products in Japan. AG-TECH has been engaged in the sales and support of Btrieve (predecessor to Pervasive PSQL) and Pervasive PSQL products since 1986. In conjunction with the joint venture, AG-TECH launched a new operating division staffed with specialists experienced in selling and supporting Pervasive PSQL to assume responsibility for OEM sales, packaged software sales, technical support and localization and translation of our products into Japanese. In connection with the new business venture, we obtained a less than 20% ownership interest in AG-TECH and the ability to elect one director to the AG-TECH Board of Directors. While this venture has been successful to date, we cannot be certain that this venture will continue to be successful, which could result in our inability to successfully operate in Japan. In addition, as part of our venture, we executed a three year master distributor agreement with AG-TECH, the initial term of which expired June 30, 2004. This agreement has been renewed three times, most recently for an additional five-year term which expires June 30, 2017. We cannot be certain that we will continue to be able to renew our agreement with AG-TECH on terms and conditions at least as favorable to Pervasive as those contained in our present agreement.

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

There Are Risks and Uncertainties Associated With Our Proposed Acquisition by Actian.

There are risks and uncertainties associated with our proposed acquisition by Actian. For example, the acquisition may not be consummated, or may not be consummated as currently anticipated, as a result of several factors, including but not limited to the failure to satisfy the closing conditions set forth in the Merger Agreement, such as the conditions that we obtain the approval of the stockholders holding a majority of the outstanding Common Stock of the Company and that we receive antitrust approvals. The Merger Agreement provides that, upon termination under specified circumstances, the Company would be required to pay Actian a termination fee of approximately $4.9 million.

The Merger Agreement also restricts us from engaging in certain actions and taking certain actions without Actian’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the acquisition.

Our Business Could Be Adversely Impacted as a Result of Uncertainty Related to the Proposed Acquisition by Actian.

The proposed acquisition could cause disruptions in our business, which could have an effect on our results of operations and financial condition. For example:

•	our employees may experience uncertainty about their future roles at the Company, which might adversely affect our ability to retain and hire key managers and other employees;

•

customers and suppliers may experience uncertainty about the Company’s future and seek alternative business relationships with third parties or seek to alter their business relationships with the Company; and

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business.

In addition, we have incurred, and will continue to incur, significant fees for professional services and other transaction costs in connection with the proposed acquisition, and many of these fees and costs are payable by us regardless of whether we consummate the transaction.

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

During the twenty-seven fiscal quarters ending December 31, 2012, the Company has acquired approximately 10.5 million shares of its common stock on the open market at a total cost of approximately $46.3 million, or approximately $4.36 price per share. The Company’s Board of Directors approved the current stock repurchase plan effective July 27, 2010, whereby the Company may repurchase additional shares of its common stock with a value of up to $10 million, of which approximately $1.4 million remains available as of December 31, 2012. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

In July 2010, we announced the authorization of a $10.0 million stock repurchase plan which became effective on July 27, 2010. During the three months ended December 31, 2012, we did not repurchase any shares of common stock. The repurchase program may be suspended or discontinued at any time without prior notice. As of December 31, 2012, approximately $1.4 million remained available for repurchases under this program.

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

Date: January 31, 2013	PERVASIVE SOFTWARE INC. (Registrant)

	By:	/s/ Randall G. Jonkers
Randall G. Jonkers
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1+	Merger Agreement dated as of August 8, 2003 among Pervasive Software Inc., Ramal Acquisition Corp, Data Junction Corporation, Michael E. Hoskins, The Hoskins 2003 Charitable Remainder Unitrust with Makeup, Darrell G. Blandford, The Blandford 2003 Charitable Remainder Trust with Makeup, Gregory E. Grosh, The Gregory E. Grosh Charitable Remainder Unitrust (Gregory E. Grosh Trustee), Ron S. Dougherty and Computershare Trust Company, Inc., as escrow agent

3.1*	Restated Certificate of Incorporation

3.2****	Amended and Restated Bylaws of the Company

4.1*	Reference is made to Exhibits 3.1 and 3.2

4.2*	Specimen Common Stock certificate

10.1*	Form of Indemnification Agreement

10.2*****	2006 Equity Incentive Plan – Amended and Restated November 15, 2010

10.3*	1997 Stock Incentive Plan

10.4*	First Amended and Restated 1994 Incentive Plan

10.5++	Lease agreement dated September 24, 2004 between the Company and Carr Texas Op, LP T/A Riata Corporate Park

10.6**	Form of Restricted Stock Agreement

10.7+++	Form of Stock Option Award Agreement for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.8+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.9+++++	Form of Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.10+++++	Form of Notice of Restricted Stock Award for the Pervasive Software Inc. 1997 Stock Incentive Plan

10.11++++++	Form of Amended Notice of Grant of Restricted Stock Award for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.12++++++	Form of Amended Notice of Grant of Restricted Stock Units for the Pervasive Software Inc. 2006 Equity Incentive Plan

10.13++++	Amendment No. 2 to the Lease between Riata Holdings, L.P., successor-in-interest to Carr Texas OP, LP, and Pervasive Software Inc. dated September 24, 2004

31.1	Rule 13a-14(a)/15d-a4(a) Certification executed by John Farr, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-a4(a) Certification executed by Randall Jonkers, Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) executed by John Farr, Chief Executive Officer and Randall Jonkers, Chief Financial Officer

101******	Interactive Data Files

+	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 13, 2003.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32199).
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2006.
****	Incorporated by reference to the Company’s Current report on Form 8-K filed September 6, 2007.
*****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on January 26, 2011.

++	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 28, 2004.
+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2007.
+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 17, 2007.
++++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 13, 2009.
++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 23, 2011.
******	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.